Form 10-K
period 1993-12-31
PLM INTERNATIONAL INC
filed 1994-03-30
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
                                ANNUAL REPORT
                   Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993.  Commission File
Number 1-9670
                          PLM International, Inc.
           (Exact name of registrant as specified in its charter)
      Delaware                             94-3041257
(State or other jurisdiction of    (I.R.S. Employer identification
 incorporation or Organization           No.)


One Market, Steuart Street Tower
Suite 900, San Francisco, CA                   94105-1301

(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number            (415) 974-1399


Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class                 Name of Each Exchange on which
                                         Registered

Common Stock, Par Value $.01 per Share    American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 25, 1993 was $32,771,194.

Number of common shares, $.01 par value, outstanding at March 25, 1994:

    10,486,782 shares of common stock

Documents incorporated by reference: N/A

An index of exhibits filed with this Form 10-K is located at pages 23-24. Total Number of Pages: 57; 134 including exhibits.

PAGE

                           PLM INTERNATIONAL, INC.
                        1993 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS


                                   Part I


                                                                 Page

Item 1    Business                                                  2
Item 2    Properties                                               11
Item 3    Legal Proceedings                                        11
Item 4    Submission of Matters to a Vote of Security Holders       12


                                   Part II

Item 5    Market for Company's Common Equity and Related
            Stockholder Matters                                    13
Item 6    Selected Financial Data                                  14
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14
Item 8    Financial Statements and Supplemental Data               22
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    22


                                  Part III

Item 10   Directors and Executive Officers of the Company          22
Item 11   Executive Compensation                                   22
Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                         22
Item 13   Certain Relationships and Related Transactions           22


                                   Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                               22

PAGE

                                   PART I

ITEM 1.   BUSINESS.

          A.    Introduction

          (i)   Background.

          PLM International, Inc. ("PLM International" or the "Company" or "PLMI"), a Delaware corporation, is a transportation equipment leasing company specializing in the management of equipment on operating leases domestically and internationally.
The Company is also the leading sponsor of syndicated investment programs organized to invest primarily in transportation equipment. The Company operates and manages approximately $1.4 billion of transportation equipment and related assets for its account and various investment partnerships and third party accounts. An organization chart for PLM International indicating the relationships of active legal entities is shown in Table I:

                                   TABLE 1

                             ORGANIZATION CHART

PLM International, Inc., a Delaware corporation, the parent corporation.

Subsidiaries of PLM International, Inc.:
PLM Financial Services, Inc., a Delaware corporation;
PLM Railcar Management Services, Inc., a Delaware corporation; and Transportation Equipment Indemnity Company, Ltd., a Bermuda corporation.

Subsidiaries of PLM Financial Services, Inc.:
PLM Investment Management, Inc., a California corporation;
PLM Transportation Equipment Corporation, a California corporation; PLM Securities Corp., a California corporation.

A Subsidiary of PLM Transportation Equipment Corporation is PLM
Rental, Inc., a Delaware corporation.

A Subsidiary of PLM Railcar Management Services, Inc. is PLM
Railcar Management Services Canada, Ltd., an Alberta corporation.



Note:  All entities are 100% owned




PAGE

          (ii)    Description of Business

          PLM International owns and manages a portfolio of transportation equipment consisting of approximately 50,000 individual items with an original cost of approximately $1.4 billion (shown in Table 2). The Company manages equipment and related assets for approximately 71,000 investors in various limited partnerships or investment programs.

                                   TABLE 2

                        EQUIPMENT AND RELATED ASSETS

                              December 31, 1993
                         (Original Cost in Millions)
                                                     Other
                                      Equipment   Investor
                           PLMI           Funds   Programs      Total
Aircraft                   $   90        $  304      $  10      $  404
Marine Vessels                 18           322          -         340
Railcars/Locomotives            2           109         59         170
Trailers/Tractors              74            62         29         165
Marine Containers              13           118         14         145
Mobile Off-shore Drilling
 Units  (MODUs)                -            113          -         113
Storage Vaults                  1             -          -           1
Other                          23            40          5          68

TOTAL                      $  221        $1,068      $ 117      $1,406


    (iii)       Equipment Owned.

    The Company leases its own equipment to a wide variety of lessees. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry that offers varying lease terms that range from day-to-day to a term equal to the economic life of the equipment ("Full Payout"). Generally, leases that are for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International's focus is on providing equipment under operating leases. This type of lease generally commands a higher lease rate for the equipment than Full Payout leases. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which pools include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

    With respect to trailer leasing activities, the Company has refocused its direction by marketing over-the-road trailers through its subsidiary PLM Rental, Inc. ("PLM Rental") on short-term leases through rental yards located in ten major U.S. cities. In addition, the Company markets its intermodal trailers on short-term arrangements through a licensing agreement with a short line railroad. In 1991, the Company expanded its short-term trailer rental operations by purchasing seven existing rental yards, transferring portions of its existing fleet to rental yard operations and purchasing additional trailers at attractive prices. In addition, the Company markets on-site storage units protected by a patented security system through both existing facilities and PLM Rental's facilities.

    Over the past five years, approximately 95% of all equipment (owned and managed) on average, was on lease. (See Table 3.) Set forth below in Table 3 are details of the development of the Company's managed equipment portfolio and off-lease performance over the past five years.

                                   TABLE 3

        Equipment Portfolio Development and Off-Lease Performance<F1>
                           (Dollars in Thousands)

      Assets                        Equipment
      Under          Equipment      Disposi-      Equipment     On-Lease
      Management     Purchases      tions<F2>     Off-lease<F3>  Factor
1993   $ 1,406,000    $ 217,000     $ 230,000     $  50,000       96.4%

1992     1,356,000      109,000       110,000       129,000       90.8

1991     1,353,000      131,000        86,000       100,000       93.0

1990     1,323,000      223,000        20,000        77,000       94.3

1989     1,108,000      286,000        20,000        25,000       97.9


<F1>  At December 31, for each designated year, dollar values reflect cost of equipment to the Company and its affiliated investor programs.

<F2>  Includes equipment sales and casualties.

<F3>  Includes equipment owned and managed by the Company as of
December 31 for each given year.

<F4>  Cost of on-lease equipment divided by cost of total equipment at December 31 for each given year.


          (iv) Subsidiary Business Segments:

          (A) PLM Financial Services, Inc.

          The Company's financial services activities, as conducted by PLM Financial Services, Inc. ("FSI") along with its primary subsidiaries: PLM Transportation Equipment Corporation ("TEC"); PLM Securities Corp. ("PLM Securities"); and PLM Investment Management, Inc. ("IMI"), center on the development, syndication and management of investment programs, principally limited partnerships, which acquire and lease transportation equipment. Depending on the objectives of the particular program, the programs feature various combinations of current cash flow and income tax benefits through investments in long-lived, low obsolescence transportation and related equipment. Programs sponsored by FSI are offered nationwide through a network of unaffiliated national and regional broker-dealers and financial planning firms.

          FSI has completed the offering of fourteen public programs which have invested in diversified portfolios of transportation and related equipment. In 1986, FSI introduced the PLM Equipment
Growth Fund ("EGFs") investment series. The EGFs are limited partnerships designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (i) distribution to investors and (ii) reinvestment into additional used transportation equipment. An objective of the EGFs is to maximize the value in the equipment portfolio and provide cash distributions to investors by acquiring and selling items of equipment at times when prices are most advantageous to the investor. The cumulative equity raised by PLM International for its affiliated investment limited partnerships now stands at $1.5 billion. The Company has raised more syndicated equity for equipment leasing programs than any other syndicator in United States history. Annually, since 1983, PLM International has been one of the top three equipment leasing syndicators in the United States. Annually, from 1990 through 1993, the Company has ranked as the number one diversified transportation equipment leasing syndicator in the United States. PLMI's market share for all syndicated equipment leasing programs rose to 22% in 1993 from 18% in 1992. In 1993 the Company was the number one overall equipment leasing syndicator. Since 1983, the Company is the only syndicator of equipment leasing programs to raise on average over $100,000,000 annually.<F1>

          EGFI, EGFII and EGFIII are listed for trading on the American Stock Exchange. Changes in the federal tax laws which could cause a partnership such as an EGF to be taxed as a corporation rather than treated as a nontaxable entity in the event its partnership interests become publicly traded prompted management of PLM International to structure EGF IV, EGF V, EGF VI and EGF VII so that they will not be publicly traded. These tax law changes do not currently apply to EGF I, EGF II or EGF III.

          In general, investment programs that acquire assets on an all-cash basis with the primary goal of maximizing cash flow for distribution to investors are known as income funds. The EGFs, as growth funds, may, if it is deemed advantageous to the overall program, obtain limited leverage and typically reinvest a portion of their current cash flow to acquire additional equipment to grow the equipment

[FN]
<F1>  The Stanger Review, Partnership Sales Summary
portfolio. Each of EGF I, EGF II, EGF III, EGF IV, EGF V and EGF VI have entered into long-term debt agreements with independent banks and financial institutions permitting each partnership to borrow an amount equal to approximately 20% of the original cost of equipment in the respective EGF's portfolio. The loans are non-recourse except to the assets of the respective partnerships.

          FSI's revenues are derived from services performed in connection with the organization, marketing and management of its investor programs. These services include acquiring and leasing equipment and a variety of management services for which the following fees are received: (1) placement fees earned from the sale of equity in the investment programs; (2) acquisition and lease negotiation fees earned for arranging delivery of equipment and the negotiation of initial use of equipment; (3) debt placement fees, as applicable, earned at the time loans (other than loans associated with the refinancing of existing indebtedness) are funded; (4) management fees earned on revenues or cash flows generated from equipment portfolios; and (5) commissions and subordinated incentive fees earned upon sale of the equipment during the liquidation stage of the program.

          FSI serves as the general partner for most of the partnerships offered by PLM Securities Corp. As general partner, FSI retains a 1% to 5% equity interest. FSI recognizes as other income its equity interest in the earnings or cash distributions of partnerships for which it serves as general partner.

          (B)   PLM Transportation Equipment Corporation

          PLM Transportation Equipment Corporation ("TEC") is responsible for selection of equipment; negotiation and purchase of equipment; initial use and re-lease of equipment; and financing of equipment. This process includes identification of prospective lessees, analyses of lessees' credit worthiness, negotiation of lease terms, negotiations with equipment owners, manufacturers or dealers for the purchase, delivery and inspection of equipment, preparation of debt offering materials and negotiation of loans. TEC purchases transportation equipment for PLM International's own portfolio and on an interim basis for resale to various affiliated limited partnerships at cost, or to third parties.

          (C)   PLM Securities Corp.

          PLM Securities Corp. ("PLM Securities") markets the investment programs through unaffiliated broker/dealers and financial planning firms throughout the United States. Sales of investment programs are not made directly to the public by PLM Securities. During 1993, approximately 200 selected broker/dealer firms with over 20,000 agents sold investment units in EGFVI and EGFVII. During 1993, Wheat First Butcher Singer and Equico Securities, Inc. accounted for approximately 16% and 12%, respectively, of the equity sales. In 1992, Equico Securities, Inc. and J.C. Bradford and Co. sold approximately 18% and 13%, respectively, of the limited partnership units offered by PLM Securities. Approximately 17.0% of the investment program units sold in 1991 were placed by Equico Securities, Inc. No other selected agent has accounted for the sale of more than 10% of the investment programs during these periods. The marketing of the investment programs is supported by PLM Securities representatives who deal directly with account executives of participating broker/dealers.

          PLM Securities earns a placement fee for the sale of the aforementioned investment units of which a significant portion is reallowed to the originating broker/dealer. Placement fees may vary from program to program, but in the EGF VII program, PLM Securities receives a fee of up to 9% of the capital contributions to the partnership, of which commissions of up to 8% are reallowed to the unaffiliated selling entity with the difference being retained by PLM Securities.

          For the year ended December 31, 1993, the Company raised investor equity totalling approximately $92,500,000 for its EGF VI and EGF VII programs. FSI continues to sponsor syndicated investor offerings involving diversified equipment types.

          (D)   PLM Investment Management, Inc.

          PLM Investment Management, Inc. ("IMI") manages equipment owned by the Company and by investors in the various investment programs. The equipment consists of the following: aircraft (commercial, commuter, corporate and emergency medical services); aircraft engines; railcars and locomotives; tractors (highway); trailers (highway and intermodal, refrigerated and non-refrigerated); marine containers (refrigerated and non-refrigerated), marine vessels (dry bulk carriers and product tankers) and mobile off-shore drilling units ("MODUs"). IMI is obligated to invoice and collect rents, arrange for maintenance and repair of the equipment, pay operating expenses, debt service and certain taxes, determine that the equipment is used in accordance with all operative contractual arrangements, arrange insurance, correspond with program investors, provide or arrange clerical and administrative services necessary to the operation of the equipment, prepare financial statements and tax information materials and make distributions to investors. IMI also monitors equipment regulatory requirements and application of investor program debt covenants.

          (E)   PLM Railcar Management Services, Inc.

          PLM Railcar Management Services, Inc. ("RMSI") markets and manages railcar fleets which are owned by the Company and the various investment programs. RMSI is also involved in negotiating the purchase and sale of railcars. Much of the historical responsibilities of RMSI are now being conducted by TEC. PLM
Railcar Management Services Canada Limited, a wholly-owned subsidiary of RMSI and headquartered in Calgary, Alberta, Canada, provides fleet management services to the owned and managed railcars operating in Canada.

          (F)   Transportation Equipment Indemnity Company Ltd.

          Transportation Equipment Indemnity Company Ltd. ("TEI") is a Bermuda-based insurance company licensed to underwrite a full range of insurance products including property and casualty risk. TEI's primary objective is to minimize the long term cost of insurance coverages for all owned and managed equipment. A substantial portion of the risks underwritten by TEI are reinsured with unaffiliated underwriters.

          (G)   PLM Rental, Inc.

          PLM Rental markets trailers and storage units owned by the Company and its affiliated investor programs on short term leases through a network of rental facilities. Presently, facilities are located in Atlanta, Chicago, Dallas, Detroit, Indianapolis, Kansas City, Miami, Newark, Orlando and Tampa.

          All subsidiaries are 100% owned directly or indirectly by PLM International.

          (v)   Equipment Leasing Markets

          Within the equipment leasing industry, there are essentially three leasing markets: the Full Payout lease, short-term rentals and the mid-term operating lease. The Full Payout lease, in which the combined rental payments are sufficient to cover the lessor's investment and to provide a return on the investment, is the most common form of leasing. This type of lease is sometimes referred to as a finance lease. Under United States generally accepted accounting principles a finance lease is accounted for as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a Full Payout lease is usually made on the basis of a lease versus purchase analysis which will take into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations.

          Short-term rental lessors direct their services to a user's short-term equipment needs. This business requires a more extensive overhead commitment in the form of marketing and operating personnel by the lessor/owner. There is normally less than full utilization in the lessor's equipment fleet as lessee turnover is frequent. Lessors usually charge a premium for the additional flexibility provided through short-term rentals. To satisfy lessee short-term needs, certain equipment is leased through pooling arrangements or utilization leases. For lessees these arrangements can work effectively with respect to interchangeable equipment such as marine containers, trailers and marine vessels. From the lessor's perspective these arrangements diversify risk.

          Operating leases for transportation equipment generally run for a period of one to six years. Operating lease rates are usually higher than Full Payout lease rates, but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a Full Payout lease are flexibility in its equipment commitment and the fact that the rental obligation under the lease need not be capitalized on its balance sheet. The advantage from the lessee's perspective of a mid-term operating lease compared to a short-term rental, apart from the lower monthly cost, is greater control over future costs and the ability to balance equipment requirements over a specific period of time. Disadvantages of the mid-term operating lease from the lessee's perspective are that the equipment may be subject to significant changes in lease rates for future periods or may even be required to be returned to the lessor at the expiration of the initial lease. A disadvantage from the lessor's perspective of the mid-term operating lease (as well as the short-term rental) compared to the Full Payout lease is that the equipment generally must be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment.

          PLM International, its subsidiaries and affiliated investment programs lease their equipment primarily on mid-term operating leases and short-term rentals. Many of its leases are "net" operating leases. In a net operating lease, expenses such as insurance and maintenance are the responsibility of the lessee.
The effect of entering into net operating leases is to reduce the lease rates as compared to non-net lease rates for comparable lease terms. However, the overall profitability of net operating leases is more predictable and less risk is assumed over time as the lessees absorb maintenance costs that generally increase as equipment ages. Per diem rental agreements are used mainly on equipment in the Company's trailer, marine container, and storage unit rental operations. Per diem rentals for the most part require the Company to absorb maintenance costs which again tend to increase as the equipment ages.

          (vi)  Management Programs

          FSI also has sponsored programs in which the equipment is individually owned by the program investors. Management agreements, with initial terms ranging from 3 to 10 years, are typically employed to provide for the management of this equipment. These agreements require that the Company or one of its subsidiaries use its best efforts to lease the equipment, and to otherwise perform all managerial functions necessary for the operation of the equipment, including arranging for maintenance and repair, collection of lease revenues and disbursement of operating expenses. Management agreements also require that the Company correspond with program investors, prepare financial statements and tax information materials and make distributions to investors. Operating revenues and expense for equipment under management agreements are generally pooled in each program and shared prorata by the participants. Management fees are received by IMI for these services based on a flat fee per unit of equipment per month.

          (vii) Lessees

          Lessees of equipment range from Fortune 500 companies to small, privately-held corporations and entities. All (i) equipment acquisitions, (ii) equipment sales, and (iii) lease renewals relating to equipment having an original cost basis in excess of $1 million must be approved by a credit committee consisting of senior executives of PLM International. PLM Rental, which leases equipment primarily on short-term rentals, follows guidelines set by the credit committee in determining the credit worthiness of its respective lessees. Deposits, prepaid rents, corporate and personal guarantees and letters of credit are utilized, when necessary, to provide credit support for lessees which alone do not have a financial condition satisfactory to the credit committee. No single lessee of the Company's equipment accounted for more than 10% of revenues for the year ended December 31, 1993.

          (viii) Competition

          In the distribution of investment programs, FSI competes with numerous organizations engaged in limited partnership syndications. While management of the Company does not believe that any sponsor dominates the offering of similar investment programs, there are other sponsors of such programs which may have greater assets and financial resources or may have the ability to borrow on more favorable terms, or may have other significant competitive advantages. The principal competitive factors in the organization and distribution of investment programs are: the ability to reach investors through an experienced marketing force, the performance of prior investment programs, the particular terms of the investment program, and the development of a client base which is willing to consider periodic investments in such programs. Competition for investors' funds also exists with other financial instruments and intermediaries such as: certificates of deposits, money market funds, stocks, bonds, mutual funds, investment trusts, real estate, brokerage houses, banks and insurance companies. FSI believes that the structure of its current partnership programs permits it to compete with other equipment leasing programs as well as with oil and gas and real estate programs. FSI's investment programs compete directly with numerous other entities for equipment acquisition and leasing opportunities and for debt financing. The $93,100,000 invested in the Company's public-sponsored partnerships in 1991 ranked it the number one syndicator of transportation equipment leasing programs in 1991.
In 1992, the $111,100,000 invested in EGF VI ranked the Company as the number two syndicator of transportation equipment leasing programs. The $92,500,000 invested in the Company's public-sponsored equity programs in 1993 ranked PLM Securities the number one syndicator of equipment leasing programs for the year. Since 1983, the Company is the only syndicator of transportation equipment programs to raise on average more than $100,000,000 annually.<F1>

          In connection with operating leases, the Company encounters considerable competition from lessors offering Full Payout leases on new equipment. In comparing lease terms for the same equipment, Full Payout leases provide longer lease periods and lower monthly rent than the Company offers. However, lower lease rates can generally be offered for used equipment under operating leases than can be offered on similar new equipment under a Full Payout lease. For the most part, long lived, low-obsolescence equipment such as used transportation equipment can be utilized by a lessee to the same extent as new equipment. The shorter length of operating leases also provides lessees with flexibility in their equipment commitments.

          The Company also competes with equipment manufacturers who offer operating leases and Full Payout leases. Manufacturers may provide ancillary services which the Company cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training and trade-in privileges.

          The Company competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), American Finance Group, Chancellor Corporation, General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., G.P.A. Group Plc., and certain limited partnerships, some of which engage in syndications, and which lease the same type of equipment.

          (ix)  Government Regulations

          PLM Securities is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer. As such, it is subject to supervision by the SEC and securities authorities in each of the states. In addition, it is a member of the National Association of Securities Dealers, Inc. and is subject to that entity's rules and regulations. These rules and regulations govern such matters as program structure, sales methods, net capital requirements, record keeping requirements, trade practices among broker-dealers and dealings with investors.

          Sales of investment programs must be made in compliance with various complex federal and state securities laws. Failure to comply with provisions of these laws, even though inadvertent, could result in investors having rights of rescission or claims for damages.
[FN]
<F1>  The Stanger Review, Partnership Sales Summary.

          The transportation industry, in which a substantial majority of the equipment owned and managed by the Company operates, has been subject to substantial regulation by various federal, state, local and foreign governmental authorities. For example, the United States Oil Pollution Act of 1990 ("O.P.A.") requires that all newly constructed oil tankers and oceangoing barges operating in United States waters have double hulls. Additionally, under O.P.A. owners are required to either retrofit existing single hulled vessels with double hulls or remove them from service in United States waters in accordance with a statutory timetable before the year 2015. Also, the Airport Noise and Capacity Act of 1990 generally prohibits the operation of commercial jets which do not comply with Stage 3 noise level restrictions at United States airports after December 1999. Both of these enactments could affect the performance of marine vessels and aircraft owned and managed by the Company. It is not possible to predict the positive or negative effect of future regulatory changes in the transportation industry.

          (x)   Employees

          As of March 15, 1994, the Company and its subsidiaries had 215 employees. None of the Company's employees are subject to collective bargaining arrangements. On August 21, 1989, PLM International sold 4,923,077 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to the PLM International Employee Stock Ownership Plan Trust (the "ESOP Trust") for $13.00 per share. The Preferred Stock is a voting security, representing approximately 32% of the voting shares of PLM International. The Company believes employee relations are good.


ITEM 2.   PROPERTIES

          At December 31, 1993, the Company owned transportation equipment and related assets originally costing approximately $221 million. The Company leases approximately 46,000 square feet as its principal office at One Market, Steuart Street Tower, San Francisco, California. The Company leases business offices in Chicago, Illinois; Hurst, Texas; and Calgary, Alberta, Canada. In addition, the Company leases trailer rental yard facilities in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Newark, New Jersey; Orlando, Florida and Tampa, Florida.


ITEM 3.   LEGAL PROCEEDINGS.

          The Company is involved as plaintiff or defendant in various legal actions incident to its business. Except as described below, management does not believe that any of these actions will be material to the financial condition of the Company.

          Five current members of the Board of Directors of PLM International (the "Individual Defendants") were named as defendants in an amended complaint that was filed on October 4, 1993, in the Superior Court of the State of California in and for the County of San Francisco, Case No. 953005, by purported PLMI shareholder Robert D. Hass on behalf of himself and derivatively on behalf of PLMI.

          The action alleges intentional breaches of fiduciary duties, abuse of control, waste of corporate assets, gross mismanagement, and unjust enrichment, and seeks injunctive relief and damages. Specifically, the plaintiff alleges that certain or all of the individual defendants breached their duties by (i) establishing and maintaining the Company's Employee Stock Ownership Plan, (ii) amending on January 25, 1993 the Company's Shareholder Rights Agreement and (iii) granting to each other excessive and unjustified compensation. The Individual Defendants have denied and continue to deny all of the claims and contentions of alleged wrongdoing or liability.

          On February 14, 1994, the Individual Defendants, Mr. Hass and the Company entered into a Stipulation of Settlement (the "Stipulation"), wherein they agreed to settle the lawsuit, subject to court approval. The Stipulation provides, in part, that the Company Board of Directors will take certain actions with respect to the compensation and make-up of such Board of Directors. The Stipulation also provides that the Company will pay up to $160,000 to plaintiffs' attorneys for fees and costs. On March 11, 1994, the court approved the Stipulation and entered its Final Order and Judgment. The settlement was reached after all of the parties concluded that such settlement was desirable in order to avoid the expense, inconvenience, uncertainty and distraction of further legal proceedings. The Company believes that the settlement is fair, reasonable and adequate and in the best interests of PLM and its shareholders.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          At the Annual Meeting of Stockholders of PLM International held on Thursday, May 12, 1993, one proposal was submitted to a vote of the Company's security holders. Allen V. Hirsch was re-elected as a Class III director of the Company.

                                   PART II
ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.
          Common Stock:

          The Company's Common Stock trades (under the ticker symbol "PLM") on the American Stock Exchange ("AMEX"). As of the date of this Annual Report, there are 10,486,782 common shares outstanding and approximately 13,000 shareholders of record.

          Table 4, below, sets forth the high and low prices of the Company's common stock for 1992 and 1993 as reported by the AMEX:

                                   TABLE 4
Calendar Period                          High              Low
1992

1st Quarter                             $ 3.875          $ 2.375
2nd Quarter                             $ 2.625          $ 1.750
3rd Quarter                             $ 2.375          $ 1.625
4th Quarter                             $ 1.936          $ 1.562

1993

1st Quarter                             $ 3.125          $ 1.750
2nd Quarter                             $ 2.563          $ 2.000
3rd Quarter                             $ 2.500          $ 2.000
4th Quarter                             $ 2.750          $ 2.000

          Four hundred thousand shares of the Company's common stock were held in escrow on behalf of Transcisco Industries, Inc. ("Transcisco"), holder of approximately 32% of the common stock of the Company, which were to be released to Transcisco only if the Company met certain tests based on achievement of predetermined target stock prices and target earnings per share levels at any point prior to January 1, 1993. The Company did not meet any of the applicable tests and the 400,000 shares were transferred to treasury. Historically, these shares have been treated as contingent recallable shares for all calculations of earnings
(loss) per share.

          On March 2, 1989, Transcisco amended its Schedule 13D filed in connection with its investment in the Company indicating an intention to dispose of its entire holdings of the Company. In
July, 1991, Transcisco filed a petition for reorganization in the United States Bankruptcy Court. On October 20, 1993, the
Bankruptcy Court issued an order confirming a joint plan of reorganization (the "Plan") in Transcisco's Chapter 11 bankruptcy case. Under the Plan, in consideration for a release by Transcisco's bondholders of all claims against Transcisco, Transcisco will transfer to Securities Holding, L.P., a California limited partnership that will act as the bondholders' representative, the 3,367,367 shares of the Company's Common Stock and a $5 million subordinated note from the Company (the "PLMI Note"). Transcisco will retain a 40% interest in the PLMI Note.
As of the date of this report, the foregoing transactions had not been completed.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands except per share amounts)

                                          Years Ended December 31,

Results of Operations:
                        1993          1992      1991       1990      1989
Revenue               $ 69,652    $ 75,035   $ 72,767   $ 87,429  $ 96,084
Income (loss)
    before taxes      $  7,737    $(33,918)  $ 10,228   $ 12,640  $ 21,495
Net Income (loss)     $  6,282    $(18,231)  $ 10,103   $ 10,871  $ 14,870
Net Income (loss)
  to common
  shares              $  1,432    $(25,271)  $  3,063   $  3,831  $ 12,305
Per common share:
  Net Income
  (loss)              $   0.14    $  (2.41)  $   0.30   $   0.38  $   1.21
Financial Position:
  Total assets        $217,720    $255,404   $319,074   $314,773  $372,011
  Long-term debt      $129,119    $171,470   $194,390   $175,674  $193,615
  Shareholders'
      equity          $ 51,133    $ 44,719   $ 65,964   $ 67,056  $ 66,335

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Years Ended
December 31, 1993 and 1992


      The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company also raises investor equity through syndicated partnerships and invests the equity raised in transportation equipment which it manages on behalf of its investors. The Company earns various fees and equity interest from syndication and investor equipment management activities.

      The Company's transportation equipment held for operating leases is mainly equipment built prior to 1988. As trailer equipment ages, the Company is generally replacing it with newer equipment. However, aged equipment for other equipment types may not be replaced. Rather, proceeds from the liquidation of other equipment types may be invested in trailers or in other Company investment opportunities. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and in certain instances, limited remarketability.

      During 1992 the Company embarked on a strategic restructuring plan designed to identify underperforming assets in its own transportation equipment portfolio for both valuation adjustments and sale opportunities, to reduce senior indebtedness primarily from the proceeds of such sales and associated interest costs, and to reduce the operational cost structure. During 1993, the Company continued to execute on this strategy and realized significant progress in the restructuring plan. Below is an analysis of the impact the restructuring plan had on operations for the year. Following is an analysis of other operational factors that impacted the financial results for 1993.

Restructuring Plan: Impact on Operating Results

      Results from sales of equipment that were designated in 1992 as assets held for sale demonstrated the intended purpose of the asset sale strategy. Assets with a net book value of approximately $24.9 million were sold at a gain of $2.4 millon in 1993. During 1992 there were sales having a net book value of $14.6 million and corresponding gains of $2.0 million. The Company had $9.3 million in equipment held for sale at December 31, 1993 versus $29.9 million at December 31, 1992.

      The proceeds generated by sales of equipment, combined with excess operating cash flow, have been used to reduce senior indebtedness from $100 million as of July 1992 to $45 million as of December 31, 1993. Outstanding senior and other secured debt was reduced by $37.2 million in 1993. This reduction in outstanding debt resulted in a decrease in interest expense of $1.5 million in 1993.

      Sales of equipment impacted operational results in several other areas as well. Operating lease revenues decreased by $6.2 million versus 1992 due to the reduced asset base. This included sale of most of the railcar fleet, an 18% reduction in the aircraft fleet, and a 13% reduction in both trailers and marine containers. The reduction in the lease fleet also accounted for a $1.7 million decrease in depreciation expense versus 1992.

      Review of the Company's equipment portfolio and identification of underperforming assets led to valuation adjustments charged to operations for reductions in carrying values of assets. These adjustments amounted to $2.2 million in 1993 as compared to $36.2 million in 1992. Equipment types that were subject to valuation adjustments in 1993 were primarily containers, trailers and railcars. Equipment types that were subject to valuation adjustments in 1992 were primarily commuter aircraft and trailers. The Company continues to review the performance and carrying values of its transportation equipment portfolio in relation to expected net realizable values. Future adjustments to the carrying value of the Company's equipment may occur if permanent impairments are identified.

      The strategic restructuring of operations led to a reduction in operations support costs of approximately $4.0 million for 1993. These decreases result from the reduction in the Company's portfolio of assets, efficiencies gained in accounting functions as well as the closing of the PLM Rental headquarters office and subsequent consolidation of its functions in San Francisco. The Company's sales office in London was closed in 1993 and other cost savings measures were implemented. Employee count was reduced from 247 at December 31, 1992 to 209 at December 31, 1993.

      During 1992 and 1993, the Company settled its long-standing class action litigation and other material litigation resulting in a reduction of litigation costs. The Company also charged to expense in 1992 certain capitalized costs as a result of restructuring of the Company's senior loan agreement. Litigation and other charges amounted to $7.6 million in 1992.

Other Operational Factors: Impact on Operating Results
Revenue:

      The Company's total revenue for the years ended December 31, 1993 and 1992 were $69.7 million and $75.0 million, respectively. The above analysis of the restructuring plan explains a $6.2 million negative variance in lease revenue. Various other factors impacting revenues in 1993 are explained below:

      Operating lease revenue was unfavorably impacted by lower utilization of interim bridge financing to acquire equipment for resale to one or more of the Company's affiliated partnerships or to independent parties. In 1993, the bridge financing was shared with either EGF VI or EGF VII. During the period that equipment is acquired by use of the bridge facility, the lease revenue generated by this equipment is earned by the Company. This revenue is offset by corresponding equipment operating costs as well as by the interest accruing on the interim debt. There was a decrease of $1.3 million in leasing revenue resulting from lower utilization of the bridge facility in 1993 versus 1992.

      Management fees remained relatively constant at $10.8 million between 1993 and 1992. These fees are, for the most part, based on the revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. While equipment under management increased from 1992 to 1993, lease rates for affiliated partnerships and investment programs fell so that gross revenues, which give rise to the management fees, remained relatively constant. Equipment managed at year end 1993 and 1992 (measured at acquisition cost) amounted to $1,141,000,000 and $1,082,000,000, respectively.

      Commission revenue and other fees are derived from raising syndicated equity and acquiring and leasing equipment for Company sponsored investment programs. Commission revenue consists of placement fees which are earned on the amount of equity raised. Acquisition and lease negotiation fees are earned on the amount of equipment purchased and leased on behalf of syndicated investment programs. These fees are governed by applicable program agreements and securities regulations. The Company also receives a residual interest in additional equipment acquired by affiliated partnerships. Income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships.

      Placement fees in 1993 decreased $1.7 million (18%) from 1992 as a result of less syndicated equity being raised. Equity raised in 1993 decreased to $92,462,000 from $111,123,000 in 1992.
Acquisition and lease negotiation fees and other fees increased $5.0 million in 1993 from the 1992 levels. Equipment placed in service, or remarketed, totalled $186,606,000 in 1993 and $93,185,000 in 1992. At December 31, 1993 cash resources available to certain investment programs would permit additional equipment acquisitions of approximately $19 million. These cash resources are expected to be used by the programs to acquire additional equipment in 1994. In 1993, the Company ranked as the number one equipment leasing syndicator in the United States, as reported by Stanger, an industry trade publication.

Costs and Expenses:

       Certain costs and expense reductions related to the effects of the restructuring plan, as detailed above resulted in specific expense reductions in 1993 versus 1992 totalling $39.7 million as follows: equipment valuation adjustments of $34.0 million, depreciation of $1.7 million and operation support costs of $4.0 million. Various other factors impacting 1993 expenses are explained below:

      Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid to certain of the Company's employees directly involved in leasing activities. The 1993 commission expenses decreased $2.3 million (21%) from 1992 levels reflecting the decrease in syndicated equity raised in 1993 versus 1992.

      General and administrative expenses increased $2.6 million (32%) during 1993. A portion of the increase relates to reclassification of certain activities previously classified as operations support. While headcount has decreased as discussed above, there have been certain severance related costs that reduce the favorable cost comparison for the periods reported. Additionally, professional service costs were $1.0 million higher in 1993.

      Interest income decreased $0.6 million (11%) in 1993 primarily due to the decrease in the interest rates applicable to restricted cash deposits and marketable securities.

      Other income (expense) was an expense of a $0.3 million in 1993 versus income of $0.5 million in 1992. Included is a charge of $0.7 million in 1993 resulting from accelerating certain expenses related to the Company interest rate swap agreement required by its senior loan agreement.

      The Company's income taxes include foreign, state and federal elements and reflect a provision of 19% in 1993 and a benefit of 46% in 1992. The effective tax rate varies from the statutory rate in 1993 due to non-recurring tax credits and the change in the effect of the ESOP dividend due to implementation of FASB 109. The 1992 benefit of 46% differs from the statutory rate due primarily to the effect of the ESOP dividend as prescribed under FASB 96.

      As a result of all the foregoing, net income to common shares for the year ended December 31, 1993 was $1,432,000 compared to net loss to common shares of $25,271,000 in 1992.

Comparison of Company's Operating Results for the Years ended
December 31, 1992 and 1991

Restructuring Plan:  Impact of Operating Results

Revenues:

      Sales of equipment, pursuant to the restructuring plan announced in the third quarter of 1992, had a negative impact on lease revenue during 1992. Rail and aircraft revenue declined by $3.4 million in 1992 due to the Company's reduction in the aircraft fleet from 50 aircraft on December 31, 1991 to 39 aircraft as of December 31, 1992 and its railcar fleet from 614 railcars on December 31, 1991 to 407 railcars on December 31, 1992.

      As part of the restructuring plan the Company sold certain underperforming assets having a net book value of $14.6 million for a gain of $2.0 million. This compared to a gain on the sale of transportation equipment in 1991 of $0.1 million.

Costs and Expenses

      The restructuring plan had a negative impact on the expenses of the Company. In 1992, the Company reduced the carrying value of certain assets, primarily aircraft and trailers, by $36.2 million. This resulted from the Company's decision to exit certain market niches and from permanent declines in the net realizable value of equipment. During 1991 the Company reduced the carrying value of one aircraft by $0.4 million.

      The Company also recorded a nonrecurring charge in 1992 of $7.6 million for litigation and other costs. This related to settlement of litigation as well as expenses incurred in the course of addressing lawsuits arising in the normal course of business operations. The Company also charged to expense certain capitalized costs as a result of restructuring the Company's senior loan agreement. The sale of equipment in 1992 caused a reduction in depreciation expenses of $0.8 million.

Other Operational Factors:  Impact on Operating Results

      The Company's total revenue for the years ended December 31, 1992 and 1991 were $75.0 million and $72.8 million, respectively.
The results of the restructuring plan account for a negative impact on revenues of $3.4 million. Various other factors affected revenues in 1992 and are explained below:

      Operating lease revenue increased $2.5 million in 1992 compared to 1991. Trailer revenues increased $4.4 million in 1992 due to the Company's decision to acquire more trailers for its per diem rental operations, increased utilization of trailers, and increased revenue from its new storage unit division. During 1992, there was an increase of $0.8 million in leasing revenue resulting from equipment being held on an interim basis for resale to its sponsored programs.

      Management fees and partnership interests. Management fees decreased $0.4 million (3%) in 1992 over the fees earned in 1991. While equipment under management increased from 1991 to 1992, lease revenues of affiliated partnerships and investment programs fell slightly. Equipment oversupply, weaker demand and lower interest rates all contributed to lower lease rates in commercial aircraft and marine vessels in 1992. Equipment managed at year end 1992 and 1991 (measured at acquisition cost) amounted to $1,082,000,000 and $1,036,000,000, respectively. Income from partnership interests decreased $1.1 million (22%) primarily due to a retroactive special allocation of income in 1991.

      Commission revenue and other fees. Placement fees in 1992 increased $1.6 million (20%) from 1991 as a result of more syndicated equity being raised. Equity raised in 1992 increased to $111,123,000 from $93,092,000 in 1991. In 1992, the Company ranked as the number one diversified transportation equipment syndicator and number two overall equipment syndicator in the United States.

      Acquisition and lease negotiation fees and other fees decreased 31% in 1992 from 1991 levels. Equipment placed in service by the Company's affiliated partnerships totalled $93,185,000 in 1992 and $120,699,000 in 1991. At December 31,
1992, cash resources available to certain investment programs would permit additional equipment acquisitions of approximately $25 million. These cash resources were used by the investment programs to acquire additional equipment in 1993.

Costs and Expenses:

      Certain cost and expense variances relating to the restructuring plan, as detailed above, resulted in specific variations as follows: increase in equipment valuation adjustments of $35.8 million and a decrease in depreciation expense of $0.8 million. Various other factors impacting 1992 expenses are explained below:

      Operations support expense increased $2.4 million (11%) in 1992 from 1991 levels. The change for 1992 is due principally to
(i) a one-time favorable bad debt settlement received in 1991; (ii) expense incurred in the expansion of storage equipment operations;
(iii) increased utilization of trailer equipment and (iv) expansion of PLM Rental operations (Company-owned trailers in daily rental operations increased to 5,000 units in 1992 from approximately 4,700 in 1991).

      Commission expenses increased in 1992 $2.0 million (22%) from 1991 levels reflecting the increased in syndicated equity raised in 1992 versus 1991.

      General and administrative expenses decreased $0.6 million (7%) during 1992. This expense reduction resulted primarily from the loss incurred on the sublease of the Company's former principal offices totaling $0.3 million in 1992 compared to $1.25 million in 1991. This was offset in 1992 by an increase in professional fees of $0.4 million.

Other Items:

      Interest expense decreased $1.6 million (10%) in 1992 from that incurred in 1991. The decrease reflects the effect of reduced interest rates in 1992 versus 1991 which more than offset the increase in average borrowings during 1992.

      Interest income decreased $1.9 million (24%) in 1992 primarily due to the decrease in the interest rates for restricted cash deposits and marketable securities.

      Income taxes. The Company's income taxes include foreign, state, and federal elements and reflect a benefit of 46% in 1992 and a provision of 1% in 1991. The effective tax rate varies from the statutory rate principally due to the tax effect of the ESOP dividend.

      As a result of all the foregoing, net loss to common shares for the year ended December 31, 1992 was $25,271,000 compared to net income available to common shares of $3,063,000 in 1991. This decline was primarily attributable to restructuring adjustments and litigation and other costs.

Liquidity and Capital Resources

      Cash requirements have been historically satisfied through cash flow from operations, borrowings or sales of transportation equipment. During 1993 cash flow from operations was significantly impacted by the Company's restructuring plan, announced in August 1992, which plan includes the sale of equipment to pay down senior indebtedness. Equipment sales generated $16.6 million in 1992 and $27.3 million in 1993. At July 1, 1992, the outstanding principal
balance on the senior secured loan totalled $100 million.   At
December 31, 1993, the principal balance of the senior loan was $45 million. Reduced lease revenues resulting from a smaller transportation equipment portfolio have been offset by the lower interest expense exposure resulting from the reduction in senior indebtedness, as well as operational cost reductions implemented by the Company also as part of the restructuring plan. As a result, cash and cash equivalents are at a historical high for the Company.

      Liquidity beyond 1993 will depend in part on continued remarketing of the remaining equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, ability of the Company to secure new financings and possible additional equipment sales. Specifically, future liquidity will be influenced by the following:

      (a)   Debt Financing:

      Senior and Subordinated Debt: On October 28, 1992, the Company's senior secured term loan agreement was amended to provide an accelerated principal amortization schedule. The amended agreement provides for the net proceeds from the sale of transportation equipment to be placed into collateral accounts to be used for principal reductions. Cash proceeds received from equipment sales totaling $43.9 million in 1992 and 1993 have contributed substantially to the $55 million reduction of this loan to $45.0 million. The Company will make an additional principal payment in the amount of $8.2 million on March 31, 1994. Final maturity of the senior secured indebtedness is June 30, 1994. The Company is presently marketing replacement financing for the senior secured indebtedness and a portion of its subordinated debt. Management of the Company believes this replacement financing will be completed prior to maturity of the senior secured debt facility.

      The Company also negotiated an amendment to the Senior
Subordinated Notes agreement in October 1992 adjusting certain covenants to accommodate the Company's restructuring plan.

      Bridge Financing: Assets held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. This facility, made available to the Company effective June 30, 1993, provides 80 percent financing, and the Company uses working capital for the non-financed costs of these transactions. The commitment for this facility expires on July 13, 1994.

      This facility, which is shared with a PLM Equipment Growth Fund, allows the Company to purchase equipment prior to the designated program or partnership being identified or prior to having raised sufficient resources to purchase the equipment. During 1993 the Company bought and sold, at its cost, $18.1 million of these interim held assets to affiliated partnerships. The Company usually enjoys a spread between the net lease revenue earned and the interest expense during the interim holding period. Decreased utilization of this facility versus use of a similar facility available to the Company in 1992 resulted in lower lease revenues of $1.3 million in 1993.

      (b)   Equity Financing:

      On August 21, 1989 the Company established a leveraged employee stock ownership plan ("ESOP"). PLM International issued 4,923,077 shares of Preferred Stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was originally financed, in part, with the proceeds of a loan (the "Bank Loan") from a commercial bank (the "Bank") which proceeds were lent on to the ESOP the ("ESOP

Debt") on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt is secured, in part, by the shares of Preferred Stock while the Bank Loan is secured with cash equivalents and marketable securities. Preferred dividends are payable semi-annually on February 21 and August 21, which corresponds to the ESOP Debt payment dates. Bank Loan debt service is covered through release of the restricted cash security. While the annual ESOP dividend is fixed at $1.43 per share the interest rate on the ESOP debt varies resulting in uneven debt service requirements. With declining interest rates, the ESOP dividends for 1993 exceeded required ESOP Debt service and the excess was used for additional principal payments totalling $2.4 million in 1993. If interest rates continue at current levels it is expected that ESOP dividends during 1994 will again exceed the required ESOP Debt service. Management, as part of its overall strategic planning process, is evaluating the effectiveness of the ESOP and the Company's other qualified benefit plan.

      On January 20, 1992, the Company's Board of Directors voted to suspend the $0.10 per share quarterly dividend on its common shares. This reduced cash requirements for dividend payments in 1992 by approximately $4.0 million. The amended and restated senior secured term loan agreement restricts dividend payments until its principal balance is reduced below $30 million.

      (c)  Portfolio Activities:

      During 1993, the Company continued to execute on the restructuring plan announced effective for the second quarter of 1992. The restructuring plan was designed to identify under performing assets in the Company's own transportation equipment portfolio for both valuation and sale opportunities, reduce senior indebtedness primarily from the proceeds of such sales and associated interest costs, and reduce operational cost structures. The overall effect of this Plan will be to reduce future lease revenues and related interest, depreciation and operations support expenses allocable to the sold equipment and position the Company for future improved profitability.

      The Company generated proceeds of $27.3 million from the sale of equipment during 1993. The assets sold during the year consisted primarily of aircraft, railcars, trailers and containers. The Company believes the remaining fleet of leased assets has higher earnings potential and more stable residual values than the disposed equipment.

      As stated last year, the Company did not expect to commit substantial capital resources for acquisition of new transportation equipment in 1993. Accordingly, $1.5 million of transportation equipment was acquired in 1993, compared to $9.8 million in 1992. These purchases are in market niches targeted by the Company as profitable with long term growth potential.

      As of the date of this report, there were commitments in place totaling approximately $9.4 million to acquire transportation equipment that is intended to be assigned to one or more of the investment programs sponsored by the Company. The purchase of this equipment will be funded by the assigned program.

      (d)   Syndication Activities:

      The Company earns fees generated from syndication activities which enhances cash flow. In May 1993, PLM Equipment Growth and Income Fund VII ("EGF VII") became effective and selling activities commenced. Through March 25, 1994 a total of $53 million syndicated equity had been raised for this investment program of the maximum of $150 million which was registered. The Company will likely continue to offer units in EGF VII through the end of 1994.

Inflation did not have a material impact on the financial performance of the Company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The response to this item is submitted as a separate section of this report. See Item 14.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
         NONE

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A definitive proxy statement of the Company will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth under "Identification of Directors and Officers," "Compensation of Executive Officers," "Employee Stock Ownership Plan," and "Certain Business Relationships" and "Security Ownership of Certain Beneficial Owners and Management" in such proxy statement is incorporated herein by reference for Items 10, 11, 12 and 13, above.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

      (a)   Financial Statements and Schedules

      (1) The consolidated financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual
            Report on Form 10-K.

      (2) The consolidated financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

      (3)   Exhibits are listed at item (c), below.

      (b)   Reports on Form 8-K Filed in Last Quarter of 1993

         None.

      (c)   Exhibits

                3.1 Certificate of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

                3.2 Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

                10.1 Third Amended and Restated Loan Agreement, dated as of October 28, 1992, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

                10.2   $23,000,000 Note Agreement, dated as of
                       January 15, 1989, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

                10.3 Second Amended and Restated Loan Agreement, dated as of December 9, 1991, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

                10.4 Warehousing Credit Agreement, dated as of June 30, 1993, as amended.

                10.5 Form of Employment contracts for executive officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

                10.6 Rights Agreement, as amended, filed with Forms 8-K, March 12, 1989, August 12, 1991 and
                       January 23, 1993 and incorporated herein by reference

                10.7   PLM International Employee Stock Ownership
                       Plan filed with Form 8-K, August 21, 1989 and incorporated herein by reference.

                10.8   PLM International Employee Stock Ownership
                       Plan Trust filed with Form 8-K, August 21,
                       1989 and incorporated herein by reference.

                10.9   PLM International Employee Stock Ownership
                       Plan Certificate of Designation filed with Form 8-K, August 21, 1989 and incorporated herein by reference.

                10.10  Directors' 1992 Non Qualified Stock Option
                       Plan, incorporated by reference to the
                       Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

                10.11 Form of Company Non Qualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

                10.12  Form of Executive Deferred Compensation
                       Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

                10.13 Lease Agreement for premises at 655 Montgomery Street, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

                10.14 Office Lease for premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

                11.1 Statement regarding computation of per share earnings.

                22.1   Subsidiaries of the Company.

                24.1   Consents of Independent Auditors

                25.1   Powers of Attorney.


          (d)   Financial Statement Schedules

                The consolidated financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.



                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 25, 1994          PLM International, Inc.



                               By:  /s/ J. Michael Allgood

                                  J. Michael Allgood
                                   Vice President and
                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                 Title                    Date

/s/J. Michael Allgood     Vice President and       March 25, 1994
J. Michael Allgood        Chief Financial Officer


*
_____________________     Director, Executive      March 25, 1994
Allen V. Hirsch           Vice President


*
_____________________     Director                 March 25, 1994
Walter E. Hoadley


*
_____________________     Director                 March 25, 1994
J. Alec Merriam


*
_____________________     Director                 March 25, 1994
Robert L. Pagel


*
_____________________     Director, President      March 25, 1994
Robert N. Tidball


* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                               /s/ Stephen Peary
                                  Stephen Peary
                                  Attorney-in-Fact
PAGE

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

                       (Item 14(a)(1)(2))

Description                                                             Page

Independent Auditors' Report                                              27

Consolidated Statements of Operations for years ended
  December 31, 1993, 1992, and 1993                                       28

Consolidated Balance Sheets at December 31, 1993 and 1992                 29

Consolidated Statements of Changes in Shareholders' Equity
  for years ended December 31, 1991, 1992, and 1993                       30

Consolidated Statements of Cash Flows for years
  ended December 31, 1993, 1992, and 1991                                 31

Notes to Consolidated Financial Statements                                33

Schedule I - Schedule of Marketable Securities                            50

Schedule II - Amounts Receivable From Related Parties
              and Underwriters, Promoters and
              Employees Other than Related Parties                        51

Schedules V and VI - Schedule of Equipment and
                     Accumulated Depreciation                             52

Schedule IX - Short Term Borrowings                                       55

Exhibit XI - Computation of Earnings (Loss) Per Common Share              56


All other schedules are omitted since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
PAGE

                         INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
PLM International, Inc.


We have audited the consolidated financial statements of PLM International, Inc. and subsidiaries as listed in the accompanying index to financial statements (Item 14 (a)) for the years ended December 31, 1993, 1992, and 1991. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the years ended December 31, 1993, 1992, and 1991, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                               /s/KPMG PEAT MARWICK
                                  KPMG PEAT MARWICK
SAN FRANCISCO, CALIFORNIA
MARCH 25, 1994
PAGE

                           PLM INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years ended December 31,
                  (in thousands, except per share amounts)



                                              1993      1992        1991
Revenues:
  Operating leases                          $34,054   $41,648     $39,116
  Management fees and partnership
    interests                                14,538    14,728      16,183
  Commissions and other fees                 17,997    15,268      16,025
  Gain on the disposal of
    transportation equipment,
    net                                       2,350     1,968         159
  Other                                         713     1,423       1,284
    Total revenues                           69,652    75,035      72,767

Costs and expenses:
  Operations support                         20,074    24,051      21,603
  Depreciation and amortization              12,236    13,930      14,763
  Commissions                                 8,849    11,186       9,182
  General and administrative                 10,867     8,238       8,869
  Reduction in carrying value of
   certain assets                             2,221    36,238         400
    Total costs and expenses                 54,247    93,643      54,817

Operating income (loss)                      15,405   (18,608)     17,950

Interest expense                             12,573    14,103      15,711
Litigation and other costs                      -0-     7,591         121
Interest income                               5,231     5,859       7,742
Other (expense) income, net                    (326)      525         368
Income (loss) before
   income taxes                               7,737   (33,918)     10,228

Provision for (benefit from)
  income taxes                                1,455   (15,687)        125

Net income (loss)                             6,282   (18,231)     10,103

Preferred dividend (net of $2,182
  income tax benefit for 1993)                4,850     7,040       7,040


Net income (loss) to common
  shares                                    $ 1,432  $(25,271)    $ 3,063

Earnings (loss) per common share
  outstanding                               $  0.14  $  (2.41)    $  0.30







            See accompanying notes to these financial statements

PAGE

                           PLM INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                             As of December 31,
                                   ASSETS
                                                      1993           1992
                                                           (in thousands)
Cash and cash equivalents                        $ 19,685         $  9,407
Receivables                                         6,037           13,464
Receivables from affiliates                        10,981            7,237
Assets held for sale                                9,056           29,942
Equity interest in affiliates                      17,707           16,167
Transportation equipment held for
  operating leases                                179,887          184,571
  Less accumulated depreciation                   (86,431)         (78,354)
                                                   93,456          106,217
Restricted cash and cash equivalents                7,055           16,596
Restricted marketable securities                   44,469           45,935
Other                                               9,274           10,439

    Total assets                                 $217,720         $255,404

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Senior secured debt                            $ 45,000         $ 80,750
  Bank debt related to ESOP                        50,280           55,393
  Other secured debt                                2,839            4,327
  Subordinated debt                                31,000           31,000
  Payables and other liabilities                   18,082           14,947
  Deferred income taxes                            19,386           24,268
    Total liabilities                             166,587          210,685

Shareholders' Equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   4,916,301 at December 31, 1993
   and 4,922,132 at December 31,
   1992 Series A Convertible shares
   issued and outstanding, aggregate
   $63,911,913 in 1993 and $63,987,716
   in 1992 ($13 per share), liquidation
   preference at paid-in amount                    63,569           63,644
  Loan to Employee Stock Ownership Plan           (50,280)         (55,393)
                                                   13,289            8,251
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   10,465,306 shares issued and
   outstanding at December 31, 1993
   (excluding 432,018 shares held
   in treasury) and 10,897,324 at
   December 31, 1992                                  109              109
  Paid in capital, in excess of par                55,557           55,482
  Treasury stock                                     (131)             -0-
                                                   55,535           55,591
  Accumulated deficit                             (17,691)        (19,123)
     Total shareholders' equity                    51,133           44,719

    Total liabilities and shareholders'
    equity                                       $217,720         $255,404

            See accompanying notes to these financial statements

PAGE

                           PLM INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years Ended December 31, 1991, 1992, and 1993
                               (in thousands)
                                         Preferred         Loan to
                                          Stock at        Employee
                                          Paid in      Stock Owner
                                          Amount        -ship Plan

Balance, December 31, 1990                $63,655        $(61,602)
Net income
Contingent cash rights paid
Dividends declared on common
 stock, $.40 per
Dividend paid on Employee
 Stock Ownership Plan convertible
 preferred shares
Conversion of preferred stock                  (4)
Issuance of common stock
 as payment under an
 acquisition agreement
Principal payments from
 Employee Stock Ownership Plan                              2,247
Balance, December 31, 1991                 63,651         (59,355)

Net loss
Dividend paid on Employee Stock
 Ownership Plan convertible
 preferred shares
Conversion of preferred stock                  (7)
Net credit to paid in capital
 from $2.0 million Consolidation
 settlement offset by related
 tax effect and adjustments of
 deferred taxes for the tax effect
 of the taxable premium paid from
 the 1988 Consolidation transaction
Principal payments from
 Employee Stock Ownership Plan                              3,962
Balance, December 31, 1992                 63,644         (55,393)

Net Income
Dividend paid on
 Employee Stock Ownership Plan
 convertible preferred shares
 (net of tax effect)
Conversion of preferred stock                 (75)
Principal payments from
 Employee Stock Ownership Plan                              5,113
Purchase of treasury shares
Balance December 31, 1993                 $63,569       $ (50,280)

                                                    Common Stock
                                                        Paid in
                                              At      Capital in   Treasury
                                             par   Excess of par     Stock

Balance, December 31, 1990               $   106       $ 57,591   $      0
Net income
Contingent cash rights paid                              (3,401)
Dividends declared on common
 stock, $.40 per
Dividend paid on Employee
 Stock Ownership Plan convertible
 preferred shares
Conversion of preferred stock                                 4
Issuance of common stock
 as payment under an
 acquisition agreement                         3          1,217
Principal payments from
 Employee Stock Ownership Plan
Balance, December 31, 1991                   109         55,411          0

Net loss
Dividend paid on Employee Stock
 Ownership Plan convertible
 preferred shares
Conversion of preferred stock                                (4)
Net credit to paid in capital
 from $2.0 million Consolidation
 settlement offset by related
 tax effect and adjustments of
 deferred taxes for the tax effect
 of the taxable premium paid from
 the 1988 Consolidation transaction                          75
Principal payments from
 Employee Stock Ownership Plan
Balance, December 31, 1992                   109         55,482          0

Net Income
Dividend paid on
 Employee Stock Ownership Plan
 convertible preferred shares
 (net of tax effect)
Conversion of preferred stock                                75
Principal payments from
 Employee Stock Ownership Plan
Purchase of treasury shares                                           (131)
Balance December 31, 1993                $   109       $ 55,557   $   (131)

                                          Retained
                                          Earnings           Total
                                         (Deficit)          Equity
Balance, December 31, 1990              $   7,306         $67,056
Net income                                 10,103          10,103
Contingent cash rights paid                                (3,401)
Dividends declared on common
 stock, $.40 per share                     (4,221)         (4,221)
Dividend paid on Employee
 Stock Ownership Plan convertible
 preferred shares                          (7,040)         (7,040)
Conversion of preferred stock                                 -0-
Issuance of common stock
 as payment under an
 acquisition agreement                                      1,220
Principal payments from
 Employee Stock Ownership Plan                              2,247
Balance, December 31, 1991                  6,148          65,964

Net loss                                  (18,231)        (18,231)
Dividend paid on Employee Stock
 Ownership Plan convertible
 preferred shares                          (7,040)         (7,040)
Conversion of preferred stock                                 (11)
Net credit to paid in capital
 from $2.0 million Consolidation
 settlement offset by related
 tax effect and adjustments of
 deferred taxes for the tax effect
 of the taxable premium paid from
 the 1988 Consolidation transaction                            75
Principal payments from
 Employee Stock Ownership Plan                              3,962
Balance, December 31, 1992                (19,123)         44,719

Net Income                                  6,282           6,282
Dividend paid on
 Employee Stock Ownership Plan
 convertible preferred shares
 (net of tax effect)                       (4,850)         (4,850)
Conversion of preferred stock                                  -0-
Principal payments from
 Employee Stock Ownership Plan                              5,113
Purchase of treasury shares                                  (131)
Balance December 31, 1993               $(917,691)        $ 51,133


            See accompanying notes to these financial statements

(/table>
PAGE

                           PLM INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31,
                               (in thousands)
                                              1993        1992       1991
Cash flows from operating activities:
 Net income (loss)                          $  6,282  $ (18,231)   $ 10,103
 Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization               12,236      13,930     14,763
  Restructuring adjustments
   and revaluation of assets                   2,221      39,525        400
  Tax benefit of preferred
  dividend paid                                2,182         -0-        -0-
  (Decrease) increase in deferred
  income taxes                                (4,882)   (16,173)        133
  Gain on disposal of trans-
  portation equipment                         (2,350)    (1,968)      (159)
  Gain on disposal of other
  assets                                        (578)      (780)      (499)
  Undistributed residual
  value interests                                286       (336)      (420)
  Increase (decrease) in
  payables and other
  liabilities                                  3,135     (2,905)    (1,306)
  Increase in receivables
  and receivables from affiliates             (2,177)    (1,496)    (2,944)
  Cash distributions from
  affiliates in excess of (less
  than) income accrued                           373         388    (1,212)
  Decrease (increase) in other
  assets                                       1,165     (1,044)         49
  Purchase of equipment for lease             (1,535)    (9,779)    (5,986)
  Proceeds from the sale of
   equipment for lease                        26,912      16,564      2,296
  Purchase of assets held
   for sale                                  (18,105)   (29,682)   (29,826)
  Proceeds from assets held
   for sale                                   18,105      38,243     35,464
  Financing of assets held
   for sale                                   14,404      25,531     29,614
  Repayment of financing for
   assets held for sale                      (14,404)   (25,531)   (33,764)
  Net cash provided by
   operating activities                       43,270      26,256     16,706

Cash flows from investing activities:
Additional investment in
 affiliates                                     (541)      (232)    (1,729)
Investment in leveraged leases                  -0-      (1,936)       -0-
Purchase of investments                         -0-        (950)       -0-
Proceeds from sale of investments                365       1,197       -0-
Decrease (increase) in restricted
 cash and cash equivalents                     9,541      46,680    (7,791)
Purchase of restricted marketable
 securities                                  (84,299)  (103,629)       -0-
Proceeds from the sale of
 restricted marketable securities             86,343      57,713       -0-
Acquisition of subsidiary                       -0-        -0-      (2,366)
   Net cash provided by (used in)
   investing activities                       11,409     (1,157)   (11,886)











            See accompanying notes to these financial statements

PAGE

                           PLM INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31,
                               (in thousands)
                                              1993        1992       1991
Cash flows from financing activities:
Proceeds from long-term secured
 equipment loans                                -0-       12,853     22,836
Principal payments under equipment
 loans                                       (42,351)   (35,773)   (12,115)
Principal payments under Employee
   Stock Ownership Plan loan                   5,113       3,962      2,247
Cash dividends paid                           (7,032)    (7,040)   (11,261)
Redemption of preferred stock                   -0-          (7)        (4)
Settlement of litigation related
 to consolidation transaction                   -0-      (2,000)        -0-
Contingent cash rights payments                 -0-        -0-      (3,401)
Purchase of treasury stock                      (131)      -0-          -0-
  Net cash used by financing
  activities                                 (44,401)   (28,005)    (1,698)

Net increase (decrease) in cash
 and cash equivalents                         10,278     (2,906)      3,122
Cash and cash equivalents at
 beginning of year                             9,407      12,313      9,191
Cash and cash equivalents at
 end of year                                 $19,685     $ 9,407    $12,313

Interest paid during year                    $10,852     $14,089    $14,811

Income taxes paid during year                $   626     $   313    $ 1,075


Supplemental schedule of noncash financing activities:

In December 1991, the Company issued 343,291 shares of its common stock as partial consideration for the purchase of all remaining shares of the common stock of Rent-A-Vault, Inc. not previously held.

In 1992, there was a net credit to Paid in Capital resulting from a $2.0 million Consolidation (see Note 1) settlement offset by related tax effect and adjustment of deferred taxes for the effect of the taxable premium paid from the 1988 Consolidation transaction.

In 1993, the Company recalled 400,000 contingently issued shares from Transcisco due to certain earnings per share and market price amounts not being met by the Company. Of the recalled shares, the Company has issued 29,530 to former participants in the Company's Employee Stock Ownership Plan and is holding the remaining 370,470 shares as treasury stock.






            See accompanying notes to these financial statements

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the financial position, changes in equity, results of operations and cash flows of PLM International, Inc. and its wholly owned subsidiaries ("PLM International" or the "Company"). PLM International began operations on February 1, 1988 through an exchange of 10,554,033 shares of its common stock and other consideration for the assets, subject to related liabilities, of 21 limited partnerships (the "Partnerships") and for the common stock of PLM Financial Services, Inc. and its wholly owned subsidiaries and certain of its affiliates (collectively referred to as "FSI"). Transcisco Industries, Inc.("Transcisco"), the former parent of FSI, received 3,766,667 shares of the Company's common stock, which included 400,000 contingent shares which were recalled on January 1, 1993 as certain earnings per common share and market price amounts were not met. The entire transaction is referred to as the "Consolidation." All significant intercompany transactions among the consolidated group were eliminated.

FSI was the general partner of the Partnerships and due to the existing affiliation prior to the Consolidation, PLM International accounted for the exchange as a reorganization of entities under common control, with the historical account balances carried forward from those of the predecessor exchanging entities to the new organization.


Accounting for Leases

PLM International's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the terms of the lease.

Transportation Equipment

Transportation equipment held for operating leases is stated at the lower of depreciated cost or estimated net realizable value. Depreciation is computed on the straight line method down to its estimated salvage value utilizing the following estimated useful lives (in years): Aircraft 8-20; Trailers 8-18; Marine containers 10-15; Marine vessels 15; and Storage vaults 15. Salvage value is 15% of original equipment cost. If projected future lease revenue plus residual values are less than the net book value of the equipment a valuation allowance is recorded.

Transportation equipment held for sale is valued at the lower of depreciated cost or estimated net realizable value. Lease rentals earned prior to sale are recorded as operating lease revenues with an offsetting charge to depreciation and amortization expense.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Except for trailers and storage units at the Company's per-diem rental yards, maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred except for dry docking costs on marine vessels which are estimated and reserved for prior to dry docking. To meet the maintenance obligations of certain aircraft engines, escrow accounts are prefunded by the lessees. The escrow accounts are included in the consolidated balance sheet as restricted cash and other liabilities. Certain railcars and trailers are maintained under fixed price maintenance contracts with third parties. Repairs and maintenance expense was $4,380,858, $5,587,000, and $5,151,000 for 1993, 1992, and 1991,
respectively.

Commissions and Fees

PLM International engages in the organization, sale and management of transportation equipment leasing investment programs, which are mainly limited partnerships, and receives for its services an equity interest in the partnership and equity placement, equipment acquisition, lease negotiation, debt placement, and equipment management fees from these affiliated investment programs and limited partnerships.

Fees are recognized as revenue at the time the related services have been performed. Placement fees, generally 9% of equity raised, are earned upon the purchase by investors of partnership units. Equipment acquisition, lease negotiation and debt placement fees are earned through the purchase, initial lease and financing of equipment, and are generally recognized as revenue when the Company has completed substantially all of the services required to earn the fee, generally when binding commitment agreements are signed. Management fees are earned for managing the equipment portfolio and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership, FSI is generally granted an interest (ranging between 1% and 5%) in the earnings and cash distributions of the partnership for which FSI is the general partner. The Company recognizes as management fees and partnership interests its equity interest in the earnings of the partnership after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the partnership's gross income allowed under the respective partnership agreements.

The Company also recognizes as income its interest in the estimated net residual interest in the assets of the partnership as they are being purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership equipment at the end of the partnerships. These residual value interests are recorded in commissions and other fees at the present value of the Company's share of estimated disposition proceeds as assets are purchased by the partnerships. As required by FASB Technical Bulletin 1986-2, the discount on the Company's residual value interests is not accreted over the holding period. The Company reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by the Company will initially be treated as recoveries of its equity interest in the partnership.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Commission expense includes placement commissions of approximately 8% of equity raised which is paid to outside brokers and up to 1.6% paid to the Company's wholesalers. The expense is recognized on the same basis as placement fees earned.

Marketable Securities

In May 1993, the Financial Accounting Standards Board issued statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair value and for all investments in debt securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. Initial adoption must be at the beginning of the fiscal year, and retroactive adoption is not allowed. The Company intends to adopt SFAS 115 when required, and does not believe that such adoption will have a material impact on its consolidated financial statements.

Earnings (Loss) Per Common Share

Primary earnings (loss) per common share is calculated using the weighted average number of shares outstanding during each period (less 400,000 contingent shares held in escrow for 1992 and 1991 considered common stock subject to recall). These recallable shares and the outstanding stock options (see Note 11) are treated as common stock equivalents.

Fully diluted earnings (loss) per common share is anti-dilutive or substantially the same as primary earnings (loss) per common share for each period reported on and, therefore, is not reported separately.

Income Taxes

As of January 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes")("SFAS No. 109"). SFAS No. 109 continues to require the liability method of accounting for income taxes as under SFAS No.
96. No additional tax assets were recorded and no valuation allowances or additional liability was required upon adoption of SFAS No. 109. As permitted under adoption of SFAS 109, the Company has elected not to restate prior years' financial statements. The consolidated statement of operation for 1993 reflect the required changes in the presentation of the tax benefit from the dividend payable on the preferred shares held by the Company Employee Stock Ownership Plan.

Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting transportation equipment depreciation, partnership income, and certain reserves for financial statement and income tax reporting purposes. Deferred income taxes were established at the Consolidation to account for differences between the net book value and tax bases of transportation equipment and other items received from the Partnerships.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993


Intangibles

Intangibles are included in other assets on the balance sheet and consist primarily of goodwill related to acquisitions. The goodwill is being amortized over 15 years from the acquisition date.

Cash, Cash Equivalents and Marketable Securities

The Company considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of ninety days or less to be cash equivalents. Marketable securities are valued at the lower of cost or market.

Financial Instruments

Financial instruments are used to hedge financial risk caused by fluctuating interest rates. The amounts to be paid or received on interest-rate swap agreements accrue and are recognized over the lives of the related debt agreements.

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

2.  VALUATION ADJUSTMENTS

In 1993, as part of the Company's ongoing strategic planning process, the Company reviewed its transportation equipment portfolio resulting in the reduction of the carrying value of certain equipment to its net realizable value by $2.2 million. The valuation adjustments included containers ($0.9 million), trailers ($0.7 million), railcars ($0.4 million), and aircraft ($0.2 million).

In 1992, as part of this process, the Company took valuation adjustments totalling $36.2 million, consisting of revaluations of the carrying value of certain aircraft ($13.8 million), trailers ($18.6 million), and other related assets and equipment ($3.8 million). Of these adjustments, $19.6 million resulted from the Company reassessing its investment in certain equipment for which projected earnings potential had declined and decided to exit certain equipment niches and to sell the related equipment. In addition, certain other transportation equipment was put up for sale because of marketing limitations resulting from its physical condition or unique configurations. Of the $29.9 million in net book value of these assets held for sale at the end of 1992, $18.3 million in net book value were sold during 1993 at a net gain of $2.4 million. In addition, the valuation adjustments included a $7.0 million adjustment on its refrigerated over-the-road trailers as they were transitioned from fixed-term leases to per diem rental yard operations as a result of increased maintenance and other operating costs associated with operating refrigerated trailers in per diem rental service. These revaluations also included adjustments to the carrying value of aircraft of $4.1 million resulting from reduced demand and increased availability of such aircraft due to the weak performance in the airline industry.
Other valuation adjustments totaling $5.5 million were taken on various equipment to reduce the carrying value to its estimated net realizable value.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993


During 1991, the Company took a $0.4 million charge to reduce the carrying value of an aircraft to its estimated net realizable value.

3.  ASSETS HELD FOR SALE

Assets held for sale include assets acquired with the intent to resell them to unrelated parties or to affiliated partnerships, certain transportation equipment that the Company intends to sell rather than re-lease, and participation interests in equipment residual values.

At December 31, 1993 the components of assets held for sale were: airplanes $4,801,000; trailers $2,341,000; residual option contracts on equipment $1,824,000; and marine containers $90,000. The components of assets held for sale at December 31, 1992 were: airplanes $13,638,000; railcars $10,464,000; trailers $3,680,000;
residual option contracts on equipment $1,960,000; and marine containers $200,000.

4.  EQUITY INTEREST IN AFFILIATES

PLM International, through subsidiaries, is the general partner in 23 limited partnerships (not included in the Consolidation), and generally holds an equity interest in each ranging from 1% to 5%.

Summarized combined financial data for these affiliated partnerships, reflecting straight line depreciation, is as follows (in thousands and unaudited):

Financial position at December 31,:                       1993       1992
 Cash and other assets                               $   94,005    $109,413
 Transportation equipment and other
  assets, net of accumulated depreciation
  of $289,488 and $259,789 in 1993 and 1992,
  respectively                                          978,103     796,789
   Total Assets                                       1,072,108     906,202
 Less liabilities, primarily long term
  financings                                            258,768     224,785
 Partners' equity                                    $  813,340    $681,417

PLM International's share thereof, which amounts are recorded as equity interest in affiliates:

 Equity interest                                     $    5,365     $ 3,539
 Estimated residual value interests in
  equipment                                              12,342      12,628
 Equity interest in affiliates                       $   17,707     $16,167

PAGE

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Operating results for the years ended December 31,:

                                              1993        1992       1991
 Revenue from equipment
  leases and other                       $  194,335     $195,151   $213,494
 Equipment depreciation                      71,378       76,485     70,788
 Other costs and expenses                    82,977      109,691     94,145
 Reduction in carrying value
  of certain assets                           8,215       48,405      3,505
 Net income (loss) (without
  provision for (benefit from)
  income taxes)                          $   31,765    $(39,430)   $ 45,056
 PLM International's share
  thereof, which amount is
  included in management fees and
  partnership interests                  $    4,086     $  4,151   $  5,030
 PLM International's share of
  residual interests, which
  amount is included in
  commissions and other fees              $    (160)    $    336   $    421
 Distributions received and
  applied against PLM Inter-
  national's equity interest in
  affiliates                             $    4,089     $  4,302   $  3,851

During 1991 certain limited partnership agreements were amended to accelerate the timing of special allocations of gross income to the general partner from the liquidation stage of the partnership to the present. Current income allocated to the general partner increased retroactively by an amount equal to the difference between cumulative cash distributions paid to the general partner and the general partner's equity in earnings of the partnership before special allocations. Taxable income allocated to the limited partners was reduced by a similar amount. Cash distributions to the partners was not effected as a result of the change. During the fourth quarter of 1991 the Company recognized $1.2 million of additional equity in earnings of the managed affiliated partnerships to record the special allocations of income resulting from these amendments.

While none of the partners are directly liable for partnership borrowings and while the general partner maintains insurance against liability for bodily injury, death and property damage for which a partnership may be liable, the general partner may be contingently liable for claims against the partnership that exceed asset values.

5.  TRANSPORTATION EQUIPMENT HELD FOR OPERATING LEASE

Transportation equipment, at cost, held for operating lease at December 31, 1993 is represented by the following types:

Aircraft 42%; Trailers 37%; Marine vessels and Marine cargo containers 17%; other 4%.

Future minimum rentals receivables under non-cancelable leases at December 31, 1993 are approximately $11,219,000 in 1994; $5,215,000 in 1995; $4,540,000 in 1995; $2,226,000 in 1997; $1,627,000 in
1998; and $1,279,000 thereafter. In addition, per diem and contingent rentals consisting of utilization rate lease payments included in revenue for 1993 amounted to approximately $15,957,000. At December 31, 1993, the Company had committed approximately 83% of its trailer equipment to rental yard and per diem operations.

6.  RESTRICTED CASH AND RESTRICTED MARKETABLE SECURITIES

Restricted cash consists of bank accounts and short term investments that are subject to withdrawal restrictions as per lease agreements or loan agreements. Certain lease agreements, primarily on aircraft, require prepayments to the Company for periodic engine maintenance. Certain debt agreements require proceeds from the sale of particular assets to be deposited into a collateral bank account and the funds used to reduce the outstanding balance. Restricted marketable securities are valued at the lower of amortized cost or market and consist of investments subject to withdrawal restrictions imposed by the Employee Stock Ownership Plan loan agreement (See Note 7). At December 31, 1993 the fair value of these securities approximated the original acquisition cost.

7.  SECURED DEBT (in thousands):

Secured debt consists of the following at December 31:

                                                          1993       1992
Senior Secured Debt:

Institutional debt, $8,200 due in March 1994 with
 the remaining balance due June 30, 1994,
 interest is due monthly, computed at LIBOR
 plus 3% per annum secured by substantially
 all of the Company's leases and assets except those
 assets used as collateral for the ESOP and other
 secured debt.                                          $ 45,000   $ 80,750

Employee Stock Ownership Plan (ESOP) Debt:

Bank ESOP note payable, bearing interest at 79.5% of
 LIBOR plus .75%, interest is due monthly, annual
 principal installments due August 21 of each year
 and will increase from $2,761 in 1994 to $7,674 on
 August 21, 2004, when the final payment is due,
 secured by interest yielding marketable
 securities and cash equivalent collateral equal to
 the outstanding principal.                               50,280     55,393

Other Secured Debt:

Notes payable, bearing interest from 10% to 13.5%,
 due in varying monthly principal and interest
 installments through 2001, secured by equipment,
 lease agreements and related lease proceeds with
 a net book value of approximately $2,824.                 2,839      4,327

                       Total Secured Debt               $ 98,119   $140,470

The institutional debt agreement contains financial covenants related to tangible net worth, ratios for leverage, interest coverage ratios and collateral coverage all of which were met at December 31, 1993. The Company is also restricted from paying dividends on its common stock until the senior secured debt is reduced to approximately $30,000. In addition, there are the restrictions based on computation of tangible net worth, financial ratios and cash flows, as defined.

The Company is presently marketing replacement financing for the senior secured debt and a portion of its subordinated debt.
Management of the Company believes this replacement financing will be completed prior to maturity of the senior secured debt.

Principal payments on long term secured debt are approximately
$48,386 in 1994; $3,100 in 1995; $3,396 in 1996; $3,957 in 1997;
$4,076 in 1998, and $35,204 thereafter.

The book value of the senior secured debt and ESOP debt approximates fair value due to the variable interest rates on the debt. The Company estimates,based on recent transactions, that the fair value of the other secured debt is approximately equal to its book value.

In the fourth quarter of 1991 the Company entered into interest rate swap agreements expiring in 1994 and 1996 that effectively convert $20 million of its variable rate institutional debt into fixed obligations at rates ranging from 5.538% to 7.23%. Under the terms of these agreements, the Company makes payments at fixed rates and receives payments on variable rates based on LIBOR. The net interest paid or received is included in interest expense. The Company estimates, based on quoted market prices for similar swaps, that the fair value to release the Company of its obligation thereunder would be approximately $882 at December 31, 1993, which has been accrued.

8.  SUBORDINATED DEBT (in thousands)

Subordinated debt consists of the following at December 31:

                                                          1993       1992
Senior subordinated notes payable, bearing
 interest at 11.55% payable monthly, equal
 annual principal payments of $5,750 are
 due from 1996 through 1999,
 unsecured                                               $23,000    $23,000
Notes payable bearing interest at 14.75%
 payable semi-annually, principal is due
 May 1995, unsecured                                       8,000      8,000
                                                         $31,000    $31,000

The senior subordinated debt agreement contains certain financial covenants and other provisions, including an acceleration provision in the event that, under certain circumstances, a person or group obtains certain percentages of the voting stock of the Company or seeks to influence the voting on certain matters at a meeting of shareholders. In addition, extensions to the senior secured debt may cause payment of this debt to be delayed. Absent the aforementioned, principal payments due on subordinated debt in the next five years are $8,000 in 1995, $5,750 in 1996, $5,750 in 1997,
$5,750 in 1998 and $5,750 thereafter.

The subordinated $8,000 notes maturity dates may be extended under certain circumstances. Therefore, the Company is not able to estimate the fair market value of this debt. Based on the borrowing rates estimated to be available to the Company, if the Company's subordinated debt could be replaced in the current market, the Company estimates the fair value of this debt to be $1,000 higher than its face value as of December 31, 1993.

9.  INCOME TAXES (in thousands)

As discussed in Note 1, the Company adopted SFAS 109 as of January 1, 1993. No additional tax assets were recorded and no valuation allowances or additional liability was required upon the adoption of SFAS 109. As permitted under the adoption of SFAS 109, the Company has elected not to restate prior year's financial statements.

Total income tax benefit of $976,000 for the year ended December
31, 1993 was allocated as follows:

Income from operations                                             $ 1,455

Tax benefit of ESOP dividend charged to
shareholders equity                                                 (2,182)

Tax benefit of net operating losses from merged
subsidiary reducing goodwill                                          (249)

         Total tax benefit                                         $  (976)

The provisions for (benefit from) income taxes attributable to income from operations consist of the following:


                       1993                                1992


          Federal      State     Total       Federal       State      Total

Current  $  5,766     $   30    $ 5,796     $  1,043     $    20   $  1,063
Deferred   (4,023)      (318)    (4,341)    (13,710)     (3,040)   (16,750)
         $  1,743     $ (288)   $ 1,455    $(12,667)    $(3,020)  $(15,687)

                                                        1991

                                             Federal       State     Total
Current                                       $ 302         $ 20     $ 322
Deferred                                       (335)         138      (197)
                                              $ (33)        $158     $ 125

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed. Accordingly, the variances from the amounts previously reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

PAGE

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

The difference between the effective rate and the expected Federal statutory rate is reconciled below:

                                               1993     1992     1991
 Federal statutory tax expense (benefit)
  rate                                          34%     (34)%     34%
 State income tax expense (benefit)             (2)      (6)       1
 Federal tax credits                            (9)       -        -
 Benefit from preferred dividend
   to ESOP                                      (6)      (7)     (22)
 Reduction of liability associated with
  settlements with tax authorities               -        -       (7)
 Other                                           2        1       (5)
   Effective tax expense (benefit) rate         19%     (46)%      1%


During 1993 the Company recorded a tax benefit of $716,000 relating to federal tax credits allocated from its prior affiliated group and a net state tax benefit of $294,000 relating to California solar energy credits with a reduction of the deferred income tax liability.

During 1991 the Company resolved audit issues with federal and state tax authorities related to deductibility of depreciation and allowability of investment and energy tax credits associated with FSI's investment in alternative energy programs prior to the Consolidation. Approximately $220,000 paid to resolve the State audit issues was charged against deferred income taxes. In addition, the provision for income tax expense for 1991 has been reduced by $680,000 with a corresponding reduction in the deferred income tax liability retained at the end of 1990 to provide for exposure related to this uncertainty.

Components of the deferred tax provision are as follows for the years ending December 31, (in thousands):

                                               1993       1992       1991
Depreciation (net of operating loss and
 alternative minimum tax resulting from
 depreciation)                              $  3,875   $    301     $(1,007)
Tax credits                                   (1,162)         -          -
Settlement of tax audit issues                     -          -        680
Partnerships' income and other interests         338        554        129
Capitalized loan fees                              -        (35)       455
Asset revaluation                                  -    (14,315)      (156)
State taxes                                      (84)     1,034        (70)
Gain on sale of assets                        (7,588)    (4,015)      (549)
Other                                            206       (274)       321
   Total                                    $ (4,341)  $(16,750)    $ (197)


Net operating loss carryforwards for federal income tax purposes amounted to $20,744 and $41,478 at December 31, 1993 and 1992, respectively. These net operating losses have a 15 year carryforward period. The net operating losses at December 31, 1993, will expire as follows: $9,358 in 2004; $3,475 in 2005;
$7,149 in 2006 and $762 in 2007. Alternative minimum tax credit carryforwards at December 31, 1993 are $7,022. For financial statement purposes, there are no operating loss or alternative minimum tax credit carryforwards.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December
31, 1993 are presented below:

 Deferred Tax Assets:
  Tax credits carryforwards                             $  7,782
  Net operating loss carryforwards                         7,921
  Federal benefit of state taxes                           1,090
  Other                                                      473
   Total deferred tax assets                              17,266

 Deferred Tax Liabilities:
  Transportation equipment, principally differences
  in depreciation                                         28,376
  Partnership Interests                                    8,276
   Total deferred tax liabilities                         36,652

   Net deferred tax liabilities                         $ 19,386

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Five current members of the Board of Directors of PLM International, Inc. (the "Individual Defendants") were named as defendants in an amended complaint that was filed on October 4, 1993, in the Superior Court of the State of California in and for the County of San Francisco, Case No. 953005, by purported PLMI shareholder Robert D. Hass on behalf of himself and derivatively on behalf of PLMI.

The action alleges intentional breaches of fiduciary duties, abuse of control, waste of corporate assets, gross mismanagement, and unjust enrichment, and seeks injunctive relief and damages. Specifically, the plaintiff alleges that certain or all of the individual defendants breached their duties by (i) establishing and maintaining the Company's ESOP, (ii) amending on January 25, 1993 the Company's Shareholder Rights Agreement and (iii) granting to each other excessive and unjustified compensation. The Individual Defendants have denied and continue to deny all of the claims and contentions of alleged wrongdoing or liability. On February 14, 1994, the Individual Defendants, Mr. Hass and the Company entered into a Stipulation of Settlement (the "Stipulation"), wherein they agreed to settle the lawsuit, subject to court approval. The Stipulation provides, in part, that the PLM International Board of Directors will take certain actions with respect to the compensation and make-up of such Board of Directors. The Stipulation also provides that the Company will pay up to $160,000 to plaintiffs' attorneys for fees and costs. On March 11, 1994, the court approved the Stipulation and entered its Final Order and Judgment. The settlement was reached after all of the parties concluded that such settlement was desirable in order to avoid the expense, inconvenience, uncertainty and distraction of further legal proceedings. The Company believes that the settlement is fair, reasonable and adequate and in the best interests of PLM and its shareholders.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Lease Agreements

The Company's net rent expense was $2,353,000, $2,351,000, and $2,133,000 in 1993, 1992 and 1991, respectively.

In December 1990, the Company negotiated a lease for new office space and moved into this space in June 1991. The new office space is leased through May 2001 with annual rentals of $1,329,000 through May 1996 and annual rentals of $1,535,000 in 1997 and $1,649,000 through May 2001. A rent abatement existed for the first year. Rental expense averages $1,350,000 per year under this lease. The Company is obligated under the lease for approximately $400,000 of leasehold improvements which is being paid over the term of the lease with interest at 10.5%. The lease agreement also provided for a loan of $750,000 to fund the sub-leasing deficit on the Company's former space, which is being repaid over the term of the lease with interest at 10.5%.

The Company is obligated under a lease for its former office space through April 1994. The rental payments on the former office space are $167,000 for 1994. The Company's contracted rentals from subleasing its former space are less than its obligations, and consequently the Company recorded an expense of $149,000 in 1993, $300,000 in 1992, and $1,250,000 in 1991.

The Company also has leases for other office space and for rental yard operations. The applicable rent expense recorded in 1993 was $1,003,000; $1,048,000 in 1992; and $848,000 in 1991. Annual lease rental commitments for these locations total $826,000, $572,000, $411,000, $181,000, and $39,000 for years 1994 through 1998, respectively.

Letter of Credit

At December 31, 1993 the Company had a $500,000 open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% equity interest. This letter of credit must be extended or replaced under the terms of the guarantee.

Other

The Company provides employment contracts to certain officers for periods of up to three years which provide for certain payments in the event of a change of control and termination of employment.

The Company has agreed to provide supplemental retirement benefits to twelve current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over five years based on the average base rate of pay during the 60 month period prior to retirement as adjusted for length of participation in the plan. Expense for the plan was $429,000 for 1993, $80,000 for 1992 and $38,000 for 1991. As of December 1993,
the total estimated future obligation relating to the current participants is $9,031,000 including vested benefits of $1,123,000. In connection with this plan, whole life insurance contracts were purchased on the participants. Insurance premiums of $122,000 and $238,000 were paid during 1993 and 1992, respectively, of which $229,000 has been capitalized to reflect the cash surrender value of these contracts as of December 31, 1993.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

11.  SHAREHOLDERS' EQUITY

Common Stock

PLM International has authorized 50,000,000 shares of common stock at $.01 par value; 10,554,033 shares were issued on February 1, 1988 in connection with the Consolidation which remain outstanding. Common shares have been reserved for the conversion of preferred stock and the exercise of stock options. On December 13, 1991, 343,291 shares of common stock were issued as payment under an acquisition agreement. Of Transcisco's 3,766,667 shares issued in the Consolidation (See Note 1) 400,000 shares were recallable if certain earnings per common share and market price amounts were not met by January 1, 1993. These conditions were not met and the shares were recalled in January 1993. Of the shares recalled from Transcisco, the Company has issued 29,530 of these shares to former participants in the Company's Employee Stock Ownership Plan and is holding the remaining 370,470 shares as treasury stock. In December 1993 as part of a lawsuit settled earlier, the Company reclassified 61,548 shares as treasury stock. Consequently, the total shares outstanding at December 31, 1993, decreased to 10,465,306 from 10,897,324 outstanding at December 31, 1992. Transcisco has emerged from Chapter 11 bankruptcy proceedings and as part of its plan of reorginization will be transfering its shares of PLM International to certain creditors of Trancisco.

Preferred Stock

PLM International has authorized 10,000,000 shares of preferred stock at $.01 par value; 4,923,077 Series A Cumulative Convertible preferred shares (the "Preferred Stock") were issued on August 21, 1989 to the ESOP for $13.00 per share; as of December 31, 1993, 4,916,301 were outstanding. Each share is entitled to receive a fixed annual dividend of $1.43 and is convertible into and carries voting rights equivalent to a common share (subject to adjustment). The Preferred Stock is redeemable at the option of the Company at anytime after August 21, 1992 at $14.43 per share, decreasing ratably to $13.00 per share anytime after August 21, 1999. In addition, the Preferred Stock is redeemable by the Company at the liquidating value should the ESOP cease to be a "qualified plan" as defined in the Internal Revenue Code or in the event of certain tax law changes. In 1993, 5,831 shares and in 1992, 509 shares were redeemed in accordance with the ESOP.

Dividend Restrictions

Pursuant to certain credit agreements (see Note 7), at December 31, 1993, the Company is restricted from paying dividends on its common stock until current senior debt levels have been reduced by approximately $15 million to an outstanding principal balance of $30 million.

Stock Options

The granting of non-qualified stock options to key employees and directors is provided for in plans that reserve up to 660,000 shares of the Company's common stock. The price of the shares issued under option must be at least 85% of the fair market value of the common stock at the date of grant. Vesting of options granted generally occurs in three equal installments of 33 1/3% per year, initiating from the date of grant. In 1992, the previously issued and outstanding stock options were cancelled and replaced with new stock options with a lower per share price which approximated the current market price.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Stock option transactions during 1993 and 1992 are summarized as follows:

                                                                Average
                                            Number of         option price
                                             shares            per shares
Balance, December 31, 1991                   462,769                $8.55
Granted                                      605,200                 2.00
Cancelled                                   (462,769)                8.55
Balance, December 31, 1992                   605,200                $2.00
Granted                                          -0-                  -0-
Cancelled                                    (23,900)                2.00
Balance, December 31, 1993                   581,300                $2.00

At December 31, 1993, 193,767 of these options were exercisable.

Shareholder Rights

On March 12, 1989, the Company adopted a Shareholder Right's Plan ("Plan") under which one common stock purchase right (a "Right") was distributed as a dividend on each outstanding share of common stock. The Plan, which was amended on August 12, 1991 and on January 18, 1993, is designed to protect against unsolicited and coercive attempts to acquire control of PLM International and other abusive tactics. The Plan is not intended to preclude an acquisition of PLM International which is determined to be fair to, and in the best interest of, its shareholders.

Upon the occurrence of certain events which may be characterized as unsolicited or abusive attempts to acquire control of the Company, each Right will entitle its holder (other than holders and their affiliates participating in such attempts), to purchase, for the exercise price, shares of the Company's common stock (or in certain circumstances, other securities, cash, or properties) having a fair market value equal to twice the exercise price. In addition, in certain other events involving the sale of the Company or a significant portion of its assets, each Right not owned by the acquiring entity and its affiliates will entitle the holder to purchase, at the Right's exercise price, equity securities of such acquiring entity having a market value equal to twice the exercise price.

Previously, the Plan did not provide for the issuance of rights to the holder of preferred stock except upon conversion of the preferred stock into common stock. On January 18, 1993 the Plan was amended to distribute additional rights as a dividend on each outstanding share of the Company's Series A Cumulative Preferred Stock held at the close of business on February 1, 1993.

PLM International generally will be entitled to redeem the Rights in whole at a price of one cent per Right at any time prior to the Rights becoming exercisable. The Rights will expire on March 31, 1999 and carry no voting privileges.

                           PLM INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

Employee Stock Ownership Plan

On August 21, 1989 the Company established a leveraged Employee Stock Ownership Plan ("ESOP"). PLM International issued 4,923,077 shares of Series A Cumulative Convertible Preferred Stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was financed, in part, with the proceeds of a bank loan which proceeds were loaned to the ESOP on terms substantially the same as those in the bank loan agreement (see
Note 7).  The ESOP debt is secured, in part by preferred shares.
As the ESOP makes payments to the Company, it releases shares to be allocated to employee accounts. Interest income earned on the loan to the ESOP by the Company and interest expense due on the bank note each amounted to approximately $1,726,000 for 1993 compared to $2,153,000 for 1992. The ESOP covers substantially all U.S. employees. Cash contributions and total costs are determined by the amount of principal and interest payments required to service the ESOP debt. The primary source for these payments is the dividend on the preferred shares which may be supplemented by Company cash contributions. In 1993 and 1992 there were no cash contributions and no contribution expense. During 1993 and 1992, the reductions in interest rates resulted in the preferred dividend being greater than required to service the interest and principal on the ESOP debt. ESOP cash not required to service the debt was used to reimburse the Company for, or directly pay for, trustee fees and other expenses applicable to the operation of the ESOP and for prepayment of additional principal on the ESOP debt in 1993 and 1992. Preferred dividends are payable semi-annually on February 21 and August 21, which corresponds to the ESOP debt service dates.
As of December 31, 1993 and 1992, 1,312,487 and 956,547 preferred shares were allocated to employee accounts, respectively.

The ESOP is administered by a trustee. In the event the trustee were to convert Preferred Stock owned by the ESOP trust to Common Stock, the Company would need to make additional contributions to the ESOP trust in an amount equal to the difference between any actual dividends paid on the Company's Common Stock and the principal and interest amounts due in order for the ESOP trust to be able to meet its obligations to the Company under the ESOP note receivable. Conversion of a substantial portion of the Preferred Stock could have a material impact on earnings (loss) per common share for future periods and on the current calculation of fully-diluted earnings (loss) per common share. Certain participants in the Company's incentive compensation plans have agreed to forego incentive compensation up to the amount of any additional contributions to the ESOP trust necessitated by a conversion of all of the ESOP's Preferred Stock in order to reduce the impact on calculations of earnings per common share of such a conversion.

12.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (see Notes 1 and 4), the affiliated partnerships reimburse the Company for certain expenses as allowed in the partnership agreements. Reimbursed expenses totaling approximately $10,000,000 in 1993 and 1992 have been recorded as reductions of expense. Outstanding amounts are paid within normal business terms or treated as a capital contribution if excess organization and offering costs exceed the partnership agreement limitations. The Company amortizes such capital contributions over the estimated life of the partnership.

                           PLM INTERNTIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993


13. OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Off-Balance-Sheet Risk: The Company has entered into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The agreements have been used to adjust interest on the Company's senior secured debt (see Note 7).

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and trade receivables.

The Company places its temporary cash investments and marketable securities with financial institutions and other credit worthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas.

As of December 31, 1993 and 1992, management believes the Company had no significant concentrations of credit risk.

14. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1993 and 1992 (in thousands, except per share amounts):

                                              Net Income       Earnings
                              Income            (Loss)          (Loss)
                  Total       (Loss)          to Common       Per Common
                Revenue    Before Taxes        Shares           Shares
1993 Quarters
First           $18,379        $  2,462         $    352          $ 0.03
Second           18,141           2,653              468            0.05
Third            15,387           1,736              500            0.05
Fourth           17,745             886              112            0.01
  Total         $69,652        $  7,737         $  1,432          $ 0.14


1992 Quarters
First           $18,274       $ (1,504)        $ (3,264)         $(0.31)
Second           18,337        (34,824)         (21,312)          (2.03)
Third            18,579           3,621            1,167            0.11
Fourth           19,845         (1,211)          (1,862)          (0.18)
  Total         $75,035       $(33,918)        $(25,271)         $(2.41)


In the second quarter of 1992 the Company recorded a restructuring adjustment of $36,000 of which $33,300 was related to revaluation of equipment and related assets. The restructuring adjustment net of its tax benefits decreased net income by $22,300 or $2.13 per common share.

                           PLM INTERNTIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993


In the fourth quarter of 1992, the Company added $2,900 to the restructuring adjustment reflecting lower performance expectations in the aircraft market ($2,300) and the anticipated sale of certain railcars ($600). The Company also recorded $800 of bonus expense. The effect of these adjustments was to reduce fourth quarter net income to common shares by $2,300 or $0.22 per common share.

In the fourth quarter of 1993, the Company reduced the carrying value of certain equipment by $1.3 million. This was partially offset by tax credits of $0.2 million and by the revenue generated by the purchase of $61 million for the managed programs.

15. THE COMPANY'S 401(k) SAVINGS PLAN

The Company adopted the PLM International Employers Profit Sharing and Tax-Advantaged Savings Plan effective as of February 1, 1988. The plan provides for a deferred compensation arrangement as described in 401(k) of the Internal Revenue Code. The 401(k) Plan is a non-contributing plan and is available to substantially all full-time employees of the Company. In 1993, employees of the Company who participated in the 401(k) Plan could elect to defer and contribute to the trust established under the 401(k) Plan up to $8,999 of pre-tax salary or wages. The Company makes no contributions to the 401(k) Plan.
PAGE

                                 SCHEDULE I

                           PLM INTERNATIONAL, INC.
                              December 31, 1993
                      Schedule of Marketable Securities
                               (in thousands)


                                       Principal                 Market
Carrying
           Issuer          Amount         Cost       Value       Value
Associates Corp.           $ 1,000       $ 1,060    $ 1,041     $ 1,041
Australian Wheat             1,000         1,000      1,000       1,000
Bear Stearns                 2,000         2,000      2,002       2,002
Beneficial Corp.             1,000         1,088      1,052       1,052
Capital Auto                 2,294         2,298      2,295       2,295
Case Equipment                 346           346        346         346
Discover Card                1,000         1,026      1,012       1,012
Euro Credit Card
  Trust                      2,170         2,262      2,231       2,231
Federal Home Loan            1,178         1,194      1,178       1,178
Federal National             4,480         4,418      4,420       4,420
Ford Motor Credit            2,510         2,622      2,576       2,576
General Motor
 Acceptance Corp.              564           563        568         568
McDonald Finance             2,000         2,126      2,000       2,000
Morgan J.P.
  Delaware                   1,000         1,000        998         998
Premier Auto
  Trust                        244           244        244         244
Sears Credit                 1,880         1,957      1,945       1,945
Shearson Lehman              2,000         2,000      2,000       2,000
SPNB Home
  Equity                       577           596        589         589
Standard Credit              1,500         1,557      1,529       1,529
U.S. Treasury
  Notes                     14,920        15,085     14,997      14,997
Western Financial              438           450        446         446
                           $44,101       $44,892    $44,469     $44,469
/TABLE

                                       SCHEDULE II

                                 PLM INTERNATIONAL, INC.
                      Years Ended December 31, 1993, 1992 and 1991
                Amounts Receivable from Related Parties and Underwriters,
                   Promoters and Employees Other than Related Parties
                                     (in thousands)

                      Balance at
                      Beginning                    Deductions       Balance at
                          of                  Amounts    Amounts      End of
Name of Debtor          Period    Additions  Collected Written Off    Period

Year Ended 12/31/93
Customized Equipment      $779       $ --        $ --      $ --    $779<F1>
  Leasing Programs

Year Ended 12/31/92

Customized Equipment
  Leasing Programs        $773       $  6        $ --      $ --    $779<F1>

Year Ended 12/31/91

Customized Equipment
  Leasing Programs        $773       $ --        $ --      $ --    $773<F1>







Note: All other amounts receivable from related parties in excess of $100,000 were generated in the ordinary course of business.

<F1>  Certain Customized Equipment Leasing Programs may not be able to pay the amounts owed, reserves of $539,000 at December 31, 1993, 1992 and 1991, have been established for this possible eventuality.


PAGE

                                   SCHEDULES V AND VI

                           PLM INTERNATIONAL, INC.
                        Year Ended December 31, 1993
             Schedule of Equipment and Accumulated Depreciation
                               (in thousands)




             Balance at
               Dec. 31,
                   1992   Additions   Disposals      Other

Aircraft      $ 72,573      $  508     $(1,607)    $3,924

Trailers        73,179         195      (6,690)       (22)

Marine Cargo
Containers       13,732         --      (1,407)        --

Railcars
& Others         5,513         825        (413)        --

Marine
Vessels         18,323          --           --        --

Storage
Vaults           1,251           7          (4)        --

Totals         184,571       1,535     (10,121)     3,902

Less:
Accumu-
lated
Depre-
ciation        (78,354)    (14,457)      7,974     (1,594)

Totals        $106,217    $(12,922)    $(2,147)   $ 2,308


                            Accumu-
                              lated
                            Deprec-
                             iation
                            Balance    Net Book
               Balances     at Dec.    Value at
            at Dec. 31,         31,    Dec. 31,
                   1993        1993        1993

Aircraft       $75,398    $(32,547)     $42,851

Trailers        66,662     (40,034)      26,628

Marine Cargo
Containers      12,325      (6,145)       6,180

Railcars
& Others         5,925      (2,983)       2,942

Marine
Vessels         18,323      (4,594)      13,729

Storage
Vaults           1,254        (128)       1,126

Totals         179,887    $(86,431)     $93,456

Less:
Accumu-
lated
Depre-
ciation        (86,431)

Totals         $93,456



                           PLM INTERNATIONAL, INC.
                        Year Ended December 31, 1992
             Schedule of Equipment and Accumulated Depreciation
                               (in thousands)


             Balance at
               Dec. 31,
                   1991   Additions   Disposals  Other<F2>

Aircraft     $ 127,887   $  8,710     $(13,935) $ (50,089)

Trailers       111,168      3,702       (6,465)   (35,226)

Marine Cargo
Contain-
ers             16,053        251       (1,335)    (1,237)

Railcars
& Others        26,791        250       (4,447)   (17,081)

Marine
Vessels         18,273         50           --        --

Storage
Vaults             875        380           (4)       --

Totals         301,047     13,343      (26,186)  (103,633)

Less:
Accumu-
lated
Depreci-
ation<F1>     (110,152)    (27,873)     11,737     47,934
             $ 190,895    $(14,530)   $(14,449) $ (55,699)

                            Accumu-
                              lated
                            Deprec-
                             iation
                            Balance    Net Book
               Balances     at Dec.    Value at
            at Dec. 31,         31,    Dec. 31,
                   1992        1992        1992

Aircraft      $ 72,573    $(27,106)    $ 45,467

Trailers        73,179     (40,587)      32,592

Marine Cargo
Contain-
ers             13,732      (5,406)       8,326

Railcars
& Others         5,513      (1,823)       3,690

Marine
Vessels         18,323      (3,376)      14,947

Storage
Vaults           1,251         (56)       1,195

Totals         184,571    $(78,354)    $106,217

Less:
Accumu-
lated
Depreci-
ation          (78,354)
              $106,217



<F1>  Includes a valuation adjustment of $13,943 recorded on various types of equipment.

<F2>  Principally reclassification to assets held for sale.

                             SCHEDULES V AND VI

                           PLM INTERNATIONAL, INC.
                        Year Ended December 31, 1991
             Schedule of Equipment and Accumulated Depreciation
                               (in thousands)



             Balance at                         Balance at
               Dec. 31,                           Dec. 31,
                   1990   Additions Retirements       1991

Aircraft      $128,482    $    218     $  (813)  $127,887

Trailers       109,857       3,588      (2,277)   111,168
Marine
Cargo
Contain-
ers             16,427          --        (374)    16,053

Railcars &
Other           26,384       1,276        (869)    26,791

Marine
Vessels         18,244          29          --     18,273

Storage
Vaults              --         875          --        875

Totals         299,394       5,986      (4,333)   301,047

Less:
 Accumulated
 Depre-
 ciation       (96,974)    (15,171)      1,993   (110,152)
              $202,420    $ (9,185)    $(2,340) $ 190,895

            Accumulated
           Depreciation    Net Book
             Balance at    Value at
               Dec. 31,    Dec. 31,
                   1991        1991

Aircraft     $ (44,367)    $ 83,520

Trailers       (49,580)      61,588
Marine
Cargo
Contain-
ers             (6,048)      10,005

Railcars &
Other           (7,819)      18,972

Marine
Vessels         (2,338)      15,935

Storage
Vaults              --          875

Totals       $(110,152)    $190,895

PAGE

                                 SCHEDULE IX

                           PLM INTERNATIONAL, INC.
                      December 31, 1993, 1992 and 1991
                            SHORT-TERM BORROWINGS
                               (in thousands)

Category of
Aggregate                   Balance at          Weighted       Maximum
Short-Term                      End of           Average        Amount
Borrowings<F1><F2>            Period       Interest Rate   Outstanding
1993
Amounts payable
to banks for
borrowings                     $   -0-            7.000%       $13,600

1992
Amounts payable
to banks for
borrowings                     $   -0-            7.298%       $19,293

1991
Amounts payable
to banks for
borrowings                     $   -0-            7.375%       $35,876

                                                Weighted
                                                 Average
Category of                                     Interest
Aggregate                      Average              Rate
Short-Term                      Amount        During the
Borrowings<F1><F2>         Outstanding            Period
1993
Amounts payable
to banks for
borrowings                   $   2,695            7.000%

1992
Amounts payable
to banks for
borrowings                   $   4,541            7.125%

1991
Amounts payable
to banks for
borrowings                   $ 19,281              8.53%

<F1>  Reflects the bridge credit line.  Interest on the bridge was at the prime rate plus .5% to 1.00%. The bridge line was secured by assets held for resale. This line does not require compensating balances.

<F2>  Calculated by multiplying the outstanding balance by the number of days outstanding and dividing the product by the number of days in the year.

PAGE

                                 EXHIBIT XI
                           PLM INTERNATIONAL, INC.
             COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE (a)
                          Years ended December 31,

                                           1993        1992       1991
                                         (in thousands, except per-share
                                                     data)
Primary
 Earnings:
  Net income (loss)                        $   6,282   $(18,231)    $10,103
  Preferred dividend required                 (4,850)    (7,040)     (7,040)
  Net income (loss) to common shares       $   1,432   $(25,271)    $ 3,063

 Shares:
  Weighted average number of
   common shares outstanding                  10,589     10,497      10,171

 Primary earnings (loss) per
   common share                            $    0.14   $  (2.41)    $  0.30

Assuming Full Dilution (b)
 Earnings:
   Net income (loss)                       $   6,282   $(18,231)    $10,103
   Replacement contribution required
    upon conversion of ESOP convertible
    preferred shares                          (4,542)    (4,643)     (5,070)
   Non discretionary adjustments to
    incentive compensation plans based
    on ESOP's replacement contribution
    effect on pretax earnings                    850        800       1,800
   Change in income tax due to conversion
    of ESOP convertible preferred
    shares                                      (191)      (934)       (687)
   Net income (loss) to common as
    adjusted                               $   2,399   $(23,008)    $ 6,146

  Shares:
   Weighted average number of
    common shares outstanding                 10,605     10,497      10,171
   Assumed conversion of preferred
    shares                                     4,917      4,922       4,923
   Additional common shares issued to
    cover $13 stated value of allo-
    cated ESOP shares if converted                --      3,766       1,284

   Weighted average number of common
    shares outstanding as adjusted            15,522     19,185      16,378

Earnings (loss) per common share
    assuming full dilution                 $    0.16   $  (1.20)    $  0.38


(a) See accompanying notes to December 31, 1993, 1992, and 1991
Financial Statements

(b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because the results are anti-dilutive.

PAGE

                             EXHIBIT XI, Page 2
                           PLM INTERNATIONAL, INC.
               COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                          Years ended December 31,

                                               1993       1992         1991
                                       (in thousands, except per-share data)
Primary
 Earnings:
  Net income (loss)                         $  6,282   $(18,231)    $10,103
  Preferred dividend required                 (4,850)    (7,040)     (7,040)
  Net income (loss) to common
   shares                                   $  1,432   $(25,271)    $ 3,063

 Shares:
  Weighted average number of
   common shares outstanding                $  10,589    10,497      10,171

 Primary earnings (loss) per
  common share                              $    0.14   $ (2.41)    $  0.30


Adjusted for Contingent Issue Shares (a)
 Earnings:
   Net income (loss)                                   $(18,231)    $10,103
   Additional net income required to meet
    target primary earnings per common share             45,530      14,024
   Preferred dividend required                           (7,040)     (7,040)
   Net income as adjusted                              $ 20,259     $17,087
   Weighted average number of
    common shares outstanding                            10,497      10,171
   Assume issuance of contingent shares                     200         200

                                                         10,697      10,371

   Earnings per share as adjusted                      $   1.89     $  1.65


a. The contingent shares were recalled on January 1, 1993 as the conditions for their issuance were not met. (See Note 11.) For
1992 and 1991, the Company's outstanding stock options and additional contingent shares not included above have strike prices higher than the year end closing price of the Company's common and therefore are anti-dilutive and no calculation is presented.

b.  This calculation is submitted in accordance with Regulation S-K item 601(b)(11)  although not required by footnote 2 to paragraph
14 of APB Opinion No. 15 because the results are anti-dilutive.