Form 10-Q
period 1994-03-31
PLM INTERNATIONAL INC
filed 1994-05-13
CIK 814677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1994  Commission File Number:1-9670


                            PLM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


Delaware                                  94-3041257
(State or other Jurisdiction of           (I.R.S. Employer
  Incorporation or Organization)          Identification No.)

One Market,
Steuart Street Tower, Suite 900
San Francisco,  CA                                    94105-1301
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including              (415) 974-1399
area code


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X   NO


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                     Outstanding May 13, 1994
Common Stock, $.01 par value            10,495,114 shares

                            PLM INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                          March 31,       December 31,
                                             1994            1993
                                                (in thousands)
Cash and cash equivalents                  $ 12,203           $ 19,685
Receivables                                   6,036              6,037
Receivables from affiliates                   9,059             10,981
Equity interest in affiliates                17,432             17,707
Transportation equipment held for
 operating leases                           203,470            205,810
 Less accumulated depreciation             (105,498)          (105,122)
                                             97,972            100,688

Restricted cash and cash equivalents         13,312              7,055
Restricted marketable securities             38,149             44,469
Other                                        11,997             11,098

    Total assets                           $206,160           $217,720


LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

                                         March 31,        December 31,
                                           1994              1993
                                                (in thousands)
Liabilities:
  Senior secured debt                      $ 36,747           $ 45,000
  Bank debt related to ESOP                  50,280             50,280
  Other secured debt                          3,288              2,839
  Subordinated debt                          31,000             31,000
  Payables and other liabilities             13,608             18,082
  Deferred income taxes                      19,328             19,386
    Total liabilities                       154,251            166,587

Minority Interest                               352                -0-

Shareholders' Equity:
  Preferred stock, $.01 par value,
  10,000,000 shares authorized,
  4,901,474 at March 31, 1994,
  and 4,916,301 at
  December 31, 1993, series A
  Convertible shares issued and
  outstanding, aggregate
  $63,719,162 at March 31, 1994,
  and $63,911,913 at
  December 31, 1993,
  ($13 per share) liquidation
  preference at paid-in amount               63,377             63,569

  Loan to Employee Stock
  Ownership Plan                            (50,280)           (50,280)
                                             13,097             13,289
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   10,486,782 shares issued and
   outstanding at March 31, 1994,
   (excluding 417,209 shares
   held in treasury) and
   10,465,306  at December 31,
   1993, (excluding 432,018 shares
   held in treasury)                            109                109
  Paid in capital, in excess of
   par                                       55,737             55,557
  Treasury stock                               (100)              (131)
                                             55,746             55,535
  Accumulated deficit                       (17,286)           (17,691)
    Total shareholders' equity               51,557             51,133

    Total liabilities, minority
     interest, and shareholders'
     equity                                $206,160           $217,720



             See accompanying notes to these financial statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                             For the three months ended
                                                         March 31,

                                                   1994             1993
Revenues:
  Operating leases                                $ 7,272       $  9,340
  Management fees and
  partnership interests                             3,485          3,609
  Commissions and other fees                        3,202          3,913
  (Loss) gain on the disposal
    of transportation equipment, net                 (117)         1,397
  Other                                             1,125            120
    Total revenues                                 14,967         18,379

Costs and expenses:
  Operations support                                5,556          5,163
  Depreciation and amortization                     3,168          3,378
  Commissions                                       1,556          2,883
  General and administrative                        2,317          2,143
    Total costs and expenses                       12,597         13,567

Operating income                                    2,370          4,812

 Interest expense                                   2,291          3,382
 Other income (expense), net                          152           (295)
 Interest income                                    1,204          1,327
 Income before income taxes                         1,435          2,462

Provision for income taxes                            391            874

Net income                                          1,044          1,588

Preferred dividend (net of $466
 and $521 income tax
 benefit for the three months ended
 March 31, 1994, and 1993)                          1,271          1,236

Net (loss) income to common shares                $  (227)      $    352

(Loss) earnings per
common share outstanding                          $ (0.02)      $   0.03



                See accompanying notes to financial statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                            For the three months ended
                                                    March 31,

                                                   1994           1993
Cash flows from operating activities:
Net income                                       $  1,044        $ 1,588
Adjustments to reconcile
 net income to net cash
 provided by operating activities:

Depreciation and amortization                       3,168          3,378
Decrease in deferred income taxes                    (291)        (2,947)
Tax benefit of preferred dividend paid                291            321
Loss (gain) on disposal of assets                     117         (1,380)
Undistributed residual value interests                217             69
Minority interest in
 net income of subsidiaries                            20            -0-
(Decrease) increase in
 payables and other liabilities                    (5,666)         1,921

Decrease in receivables and
 receivables from affiliates                        2,743            232
Cash distributions from affiliates
 in excess of income accrued                          109             70

Decrease in other assets                              248            766
Purchase of equipment for lease                      (365)          (312)

Proceeds from sale of equipment
 for lease                                          1,182            109

Purchase of assets held for sale
 to affiliates                                     (3,695)           -0-
Proceeds from sale of assets
 held for sale to affiliates                        3,695         17,534
Net cash provided by
 operating activities                               2,817         21,349

Cash flows from investing activities:
Additional investment in affiliates                   (51)           -0-
  Proceeds from the sale of investments                89            -0-
Proceeds from the maturity
 and sale of restricted
 marketable securities                             15,792         23,539
Purchase of restricted
 marketable securities                             (9,472)       (23,963)
Increase in restricted cash
 and cash equivalents                              (6,257)        (4,615)
  Acquisition of subsidiaries                      (1,139)           -0-
Net cash used in investing activities              (1,038)        (5,039)

Cash flows from financing activities:
Principal payments under
 equipment loans                                   (8,350)       (11,955)
Cash dividends paid on Preferred Stock               (930)        (1,034)
Proceeds from exercise of
 stock options                                         19            -0-
Financing of assets held for sale
 to affiliates                                      2,953            -0-
Repayment of financing for assets
 held for sale to affiliates                       (2,953)           -0-
 Net cash used in financing activities             (9,261)       (12,989)

Net (decrease) increase in cash
 and cash equivalents                              (7,482)         3,321
Cash and cash equivalents at
  beginning of period                              19,685          9,407
Cash and cash equivalents at
  end of period                                  $ 12,203       $ 12,728

Supplemental information:

Interest paid during the period                  $  2,535       $  3,069

Income taxes paid during the period              $  3,875       $    263


                See accompanying notes to financial statements.

                            PLM INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1994


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1994, and the statements of operations and cash flows for the three months ended March 31, 1994, and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2. In February 1994, 6,667 common shares were issued for the exercise of stock options. In addition, 14,809 common shares were taken out of treasury stock and issued to former participants in the Company's Employee Stock Ownership Plan. Consequently, the total common shares outstanding increased to 10,486,782 at March 31, 1994, from the 10,465,306 outstanding at December 31, 1993. Net income (loss) per common share was computed by dividing net income (loss) to common shares by the weighted average number of shares of common stock deemed outstanding during the period. Dilution that could result from the issuance of stock options is not material.

3. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

4. As of March 31, 1994, the Company has reclassified assets held for sale to equipment held for operating lease, unless the particular asset is subject to a pending contract for sale or held for sale to an affiliated partnership. Transportation equipment held for operating leases at March 31, 1994, and December 31, 1993, includes equipment previously reported as held for sale.

5. As of January 1, 1994, the Company has adopted Statement of Financial Accounting Standards No. 115 ("Accounting For Certain Investments in Debt and Equity Securities") ("SFAS No. 115").
   At January 1, 1994, the Company classified most of its marketable securities as held-to-maturity securities based on management intent and ability to hold. All securities that were considered available-for-sale at January 1, 1994, were sold during the first quarter, with the corresponding gain or loss included in income. As of March 31, 1994, the Company has classified all of its marketable securities as held-to-maturity securities. Thus, all marketable securities are reported on the balance sheet at amortized cost, and any unrealized gains and losses have not been recorded.

6. In February 1994, the Company completed the purchase of a majority interest in Aeromil Australia Pty Ltd ("Aeromil"). Aeromil is one of Australia's largest aircraft dealers specializing in local and international marketing of business, commuter, and commercial aircraft. The acquisition was accounted for by the purchase method of accounting and accordingly the purchase price will be allocated to assets and liabilities based on the estimated fair value at the date of acquisition an no goodwill is expected to be recorded. The portion of Aeromil not owned by PLM is shown as minority interest on the balance sheet.

7. The Company's senior secured financing expires on June 30, 1994. The Company is presently in due diligence and documentation with a lender group to replace the senior secured debt. Management of the Company believes this replacement financing will be completed prior to maturity of the senior secured debt.

8. Subsequent Event

   On May 11, 1994, the Company signed a memorandum of agreement to sell one marine vessel for $6.3 million which approximates its carrying value. The sale is expected to be completed in the second or third quarter of 1994.

9. Legal Proceedings

   The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company also raises investor equity through syndicated partnerships and invests the equity raised in transportation equipment which it manages on behalf of its investors. The Company earns various fees and equity interests from syndication and investor equipment management activities.

The Company's transportation equipment held for operating leases is mainly equipment built prior to 1988. As trailer equipment ages, the Company is generally replacing it with newer equipment. However, aged equipment for other equipment types may not be replaced. Rather, proceeds from the liquidation of other equipment types may be invested in trailers or in other Company investment opportunities. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.


For the Three Months Ended March 31, 1994, vs. March 31, 1993

(A)  Revenues

     The Company's total revenues for the quarters ended March 31, 1994, and 1993 were $15.0 million and $18.4 million, respectively. The decrease in 1994 revenues is principally composed of a 22% decrease in operating lease revenue, a 3% decrease in management fees and partnership interests, an 18% decrease in commission and other fees, and a loss on the disposal of transportation equipment, partially offset by a $1.0 million increase in other revenue.

     1.    Operating Lease Revenues - $7.3 million vs. $9.3 million

        For the three months ended March 31, 1994, the Company had an average $204.6 million of equipment in its operating lease portfolio, which is approximately $21.2 million less than the original cost of equipment held during the first quarter of 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in the sale of almost its entire railcar portfolio, a 23% reduction in its aircraft fleet , and a net reduction of 5% and 16% in its marine container and trailer portfolios, respectively, compared to the first quarter of 1993.

        The reduction in equipment is the primary reason trailer, rail, aircraft, and marine container revenue, were reduced by $0.8 million, $0.6 million, $0.5 million, and $0.2 million, respectively. Also contributing to the decline in marine container revenue was lower utilization.

     2. Management Fees and Partnership Interests - $3.5 million vs. $3.6 million

        Management fees decreased approximately $0.2 million for the quarter ended March 31, 1994, as compared to the first quarter of 1993. These fees are, for the most part, based on the revenues generated by equipment under management.
        The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment increase management fees. While equipment under management increased from 1993 to 1994, lease rates for affiliated partnerships and investment programs fell so that gross revenues, which give rise to the management fees, decreased. Equipment managed at March 31, 1994, and 1993 (measured at original cost) amounted to $1.14 billion and $ 1.07 billion, respectively. The Company also records as revenues its equity interest in the earnings of the Company's affiliated partnerships which revenues increased approximately $0.1 million from the first quarter of 1993.

     3.    Commissions and Other Fees - $3.2 million vs. $3.9 million

        Commission revenue and other fees are derived from raising syndicated equity and acquiring and leasing equipment for Company-sponsored investment programs. Commission revenue consists of placement fees which are earned on the amount of equity raised. Acquisition and lease negotiation fees are earned on the amount of equipment purchased and leased on behalf of syndicated investment programs. Debt placement fees are earned for debt placed in the investment programs. These fees are governed by applicable program agreements and securities regulations. The Company also receives a residual interest in additional equipment acquired by affiliated partnerships. Income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of affiliated partnerships.

        During the three months ended March 31, 1994, program equity raised totaled $17.0 million, compared to $31.1 million in the same period of 1993, resulting in a decrease in placement commissions of approximately $1.2 million. Syndication equity raising efforts are influenced by many factors, including general economic conditions, performance of comparable investments, and the number of firms that undertake to sell Company-sponsored programs. There can be no assurances that future syndication sales will perform as well as or better than prior periods.
        On behalf of various investor programs and partnerships, a total of $31.4 million of equipment was purchased during the three months ended March 31, 1994, compared to $18.0 million in the same period of 1993, resulting in a $0.8 million increase in acquisition and lease negotiation fees.

        Residual interest income decreased $0.1 million as a result of ad- justments resulting from the sale of program equipment for which the Company had previously recorded residual interest income.

     4. (Loss) Gain on the Disposal of Transportation Equipment - ($0.1) million vs. $1.4 million

        The loss on the disposal of transportation equipment in 1994 resulted from the net loss on the disposition of trailers. The gain in 1993 was the result of the sale of railcars.

     5.    Other - $1.1 million vs $0.1 million

        Other revenues are principally revenue earned by Aeromil
        ($0.8 million), the Company's aircraft leasing and spare parts brokerage subsidiary acquired in February of 1994, and insurance premiums earned by Transportation Equipment
        Indemnity Company Ltd., a captive insurance company.

(B)  Costs and Expenses

     1. Operations support expense (including salary and office-related expenses for non-administrative activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.4 million (8%) for the three months ended March 31, 1994, from the same period in 1993. The increase resulted from $0.7 million in costs associated with the operation of Aeromil. This was partially offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

     2. Depreciation and amortization expense decreased $0.2 million (6%) for the quarter ended March 31, 1994 as compared to the similar period in 1993. The decrease resulted from the decrease in depreciable equipment.
     3. Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid for certain leasing activities. Commission expenses for the three months ended March 31, 1994, decreased $1.3 million (46%) from a similar period in 1993. The reduction is the result of lower equity syndication levels and lower equipment commissions.

     4. General and administrative expenses increased $0.2 million (8%) during the quarter ended March 31, 1994, compared to a similar period in 1993. The increase is a result of higher professional service costs.

(C)  Other Items

     1. Interest expense decreased to $2.3 million compared with $3.4 million for the same period in 1993 as a result of reduced debt levels.

     2. Other income (expense) was income of $0.2 million in the first quarter of 1994, compared to an expense of $0.3 million in the first quarter of 1993. The change is a result of a reduction in the estimated cost related to the Company's interest rate SWAP agreement caused by an increase in interest rates.

     3. Interest income decreased to $1.2 million in the three months ended March 31, 1994, compared to $1.3 million for the same period in 1993, primarily due to reduced marketable securities and cash balances and lower interest rates paid on investments.

     4. The provision for income taxes for the three months ended March 31, 1994, of $0.4 million represents an effective tax rate of 27%. The provision reflects the tax benefit of the preferred dividend on the ESOP shares allocated to ESOP participants. For the quarter ended March 31, 1993, the Company's provision for income taxes was $0.9 million, which represented an effective rate of 36%. As required by Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109") the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants.

(D)  Net (Loss) Income

     For the three months ended March 31, 1994, net income was $1.0 million. In addition, $1.3 million is required for payment of preferred dividends (net of a tax benefit of $0.5 million), resulting in a net loss to common shareholders of $0.2 million and a loss per common share of $0.02. In comparison, for the same period in 1993, net income was $1.6 million and the net income available to common shareholders was $0.4 million, with income per common share of $0.03.


Liquidity and Capital Resources

Cash requirements have been historically satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

Liquidity throughout 1994 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, ability of the Company to secure new financing, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(A)  Debt Financing:

     Senior and Subordinated Debt: On October 28, 1992, the Company's senior secured term loan agreement was amended to provide an accelerated principal amortization schedule. The amended agreement provides for the net proceeds from the sale of transportation equipment to be placed into collateral accounts to be used for principal reductions. No further principal payments are required before maturity. Final maturity of the senior secured indebtedness is June 30, 1994. The Company is presently in due diligence and documentation with a lender group to replace the senior secured debt. Management of the Company believes this replacement financing will be completed prior to maturity of the senior secured debt facility.

     Bridge Financing: Assets held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. This facility, made available to the Company effective June 30, 1993, provides 80 percent financing, and the Company uses working capital for the non-financed costs of these transactions. The commitment for this facility expires on July 13, 1994. The Company expects to renew the facility at that time.

     This facility, which is shared with PLM Equipment Growth and Income Fund VII, ("EGF VII") allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient resources to purchase the equipment. The Company usually enjoys a spread between the net lease revenue earned and the interest expense during the interim holding period. As of May 13, 1994, the Company had no outstanding borrowings and EGF VII had borrowed $3.0 million under this facility.


(B)  Equity Financing:

     On August 21, 1989, the Company established a leveraged
     employee stock ownership plan ("ESOP").   PLM International
     issued 4,923,077 shares of Preferred Stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was originally financed, in part, with the proceeds of a loan (the "Bank Loan") from a commercial bank (the "Bank") which proceeds were lent to the ESOP ("ESOP Debt") on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt is secured, in part, by the shares of Preferred Stock, while the Bank Loan is secured with cash equivalents and marketable securities. Preferred dividends are payable semi-annually on February 21 and August 21, which corresponds to the ESOP Debt payment dates. Bank Loan debt service is covered through release of the restricted cash and marketable securities. While the annual ESOP dividend is fixed at $1.43 per share, the interest rate on the ESOP debt varies resulting in uneven debt service requirements. If interest rates continue at current levels, it is expected that ESOP dividends during 1994 will exceed the required ESOP Debt service, with the excess being used for additional principal payments. Management, as part of its overall strategic planning process, is evaluating the effectiveness of the ESOP and the Company's other qualified benefit plan.

     A preferred stock dividend of $0.19 per share was paid on February 21, 1994. This dividend was approximately equivalent to the interest due from the ESOP on the ESOP Debt for the six months ended February 21, 1994. The ESOP dividend was charged to retained earnings net of the appropriate tax benefit, in accordance with the provisions of SFAS No. 109.

(C)  Portfolio Activities:

     In the first quarter of 1994, the Company generated proceeds of $1.2 million from the sale of equipment. The net proceeds from these and other equipment sales were placed in collateral accounts as required by the amended senior secured term loan agreement and used for debt payments. If the funds held in these collateral accounts exceed certain levels specified by the amended senior loan agreement, the excess of these funds are available for reinvestment in transportation equipment or for other purposes.

     Over the last two years the Company has downsized the equipment portfolio, through the sale or disposal of under-performing and non-performing assets, in an effort to strengthen the future performance of the portfolio. This downsizing exercise is now complete. The Company will continue to identify under-performing and non-performing assets for sale or disposal as necessary, but the Company intends on maintaining approximately the same size portfolio for the near future.

(D)  Syndication Activities:

     The Company earns fees generated from syndication activities.
      In May 1993, EGF VII became effective and selling activities commenced. As of the date of this report, $59.4 million had been raised for this partnership. The Company will likely continue to offer units in EGF VII through the end of 1994.

     Although the Company has increased its market share over the last year, the overall Limited Partnership syndications market has been contracting. The Company's management is concerned about the continued contraction of the syndications market and its effect on the volume of partnership equity that can be raised. Management does not expect the Company to syndicate the same volume of partnership equity as it did last year.

Item 1.    Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements.

(A)  Exhibits

     None

(B)  Reports on Form 8-K

     None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PLM INTERNATIONAL, INC.






                                      ______________________________

                                      David J. Davis
                                      Vice President and Corporate
                                      Controller






Date: May 13, 1994

Item 1. Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements.

(A)  Exhibits

    None

(B)  Reports on Form 8-K

    None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PLM INTERNATIONAL, INC.






                                      /s/ David J. Davis

                                      David J. Davis
                                      Vice President and Corporate
                                      Controller






Date: May 13, 1994