Form 10-Q
period 1994-06-30
PLM INTERNATIONAL INC
filed 1994-08-12
CIK 814677

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1994
Commission File Number:  1-9670


PLM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


Delaware
(State or other Jurisdiction of Incorporation or Organization)

94-3041257
(I.R.S. Employer Identification No.)

One Market
Steuart Street Tower, Suite 900
San Francisco,  CA                           94105-1301
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including
area code:                                   (415) 974-1399


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


Class:                           Outstanding August 12, 1994:
Common Stock, $.01 par value     10,495,114 shares


                     PLM INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                                      June 30,      December 31,
                                        1994           1993
                                             (in thousands)
                             ASSETS
Cash and cash equivalents             $ 17,849        $ 19,685
Receivables                              6,765           6,037
Receivables from affiliates              9,071          10,981
Assets held for sale                     9,836             -0-
Equity interest in affiliates           17,287          17,707
Transportation equipment held for
 operating leases                      184,925         205,810
 Less accumulated depreciation         (98,550)       (105,122)
                                        86,375         100,688

Restricted cash and cash equivalents     12,673          7,055
Restricted marketable securities        41,586          44,469
Other                                   13,238          11,098

    Total assets                      $214,680        $217,720

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Senior secured debt                 $ 45,000        $ 45,000
  Bank debt related to ESOP             50,280          50,280
  Other secured debt                     3,401           2,839
  Subordinated debt                     31,000          31,000
  Payables and other liabilities        13,149          18,082
  Deferred income taxes                 19,285          19,386
    Total liabilities                  162,115         166,587

Minority Interest                          362             -0-

Shareholders' Equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   4,901,474 at June 30, 1994, and
   4,916,301 at December 31, 1993,
   series A Convertible shares
   issued and outstanding, aggregate
   $63,719,162 at June 30, 1994, and
   $63,911,913 at December 31, 1993,
   ($13 per share) liquidation
   preference at paid-in amount         63,377          63,569
  Loan to Employee Stock
   Ownership Plan                      (50,280)        (50,280)
                                        13,097          13,289
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   10,495,114 shares issued
   and outstanding at June 30, 1994,
   (excluding 417,209 shares
   held in treasury) and 10,465,306
   at December 31, 1993,                   109             109
   (excluding 432,018 shares
   held in treasury)
  Paid in capital, in excess of par     55,737          55,557
  Treasury stock                          (100)           (131)
                                        55,746          55,535
  Accumulated deficit                  (16,640)        (17,691)
    Total shareholders' equity          52,203          51,133

    Total liabilities,
     minority interest, and
     shareholders' equity             $214,680        $217,720


      See accompanying notes to these financial statements.


                     PLM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)


                             For the three months
                                 ended June 30,

                                          1994         1993
Revenues:
  Operating leases                        $ 7,975    $  8,462
  Management fees and
   partnership interests                    3,980       3,549
  Commissions and other fees                1,264       5,525
  (Loss) gain on the disposal of
    transportation equipment, net            (348)        391
  Other                                     1,610         214
    Total revenues                         14,481      18,141

Costs and expenses:
  Operations support                        5,930       5,126
  Depreciation and amortization             3,137       3,128
  Commissions                               1,317       2,440
  General and administrative                2,374       2,914
    Total costs and expenses               12,758      13,608

Operating income                            1,723       4,533

Interest expense                            2,417       3,152
Other income (expense), net                   118        (140)
Interest income                             1,358       1,412
Income before income taxes                    782       2,653

Provision for income taxes                    137         949

Net income                                    645       1,704

Preferred dividend (net of $466
  and $522 income tax benefit
  for the three months ended
  June 30, 1994, and 1993,
  respectively, and $932 and
  $1,044 for the six months
  ended June 30, 1994, and
  1993, respectively)                       1,271       1,236


Net (loss) income to common
  shares                                  $  (626)   $    468

(Loss) earnings per common
  share outstanding                       $ (0.06)   $   0.04

                                           For the six months
                                             ended June 30,
                                            1994        1993
Revenues:
  Operating leases                       $ 15,247    $ 17,802
  Management fees and
   partnership interests                    7,465       7,158
  Commissions and other fees                4,466       9,438
  (Loss) gain on the disposal of
    transportation equipment,
    net                                      (465)      1,788
  Other                                     2,735         334
    Total revenues                         29,448      36,520

Costs and expenses:
  Operations support                       11,486      10,289
  Depreciation and amortization             6,305       6,506
  Commissions                               2,873       5,323
  General and administrative                4,691       5,057
    Total costs and expenses               25,355      27,175

Operating income                            4,093       9,345

Interest expense                            4,708       6,534
Other income (expense), net                   270        (435)
Interest income                             2,562       2,739
Income before income taxes                  2,217       5,115

Provision for income taxes                    528       1,823

Net income                                  1,689       3,292

Preferred dividend (net of $466
  and $522 income tax benefit
  for the three months ended
  June 30, 1994, and 1993,
  respectively, and $932 and
  $1,044 for the six months
  ended June 30, 1994, and
  1993, respectively)                       2,542       2,472


Net (loss) income to common
  shares                                  $  (853)    $   820

(Loss) earnings per common
  share outstanding                       $ (0.08)   $   0.08




      See accompanying notes to these financial statements.

                     PLM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                             For
the six months ended
                                                             June
30,

                                                 1994      1993
Cash flows from
operating activities:
  Net income                                   $  1,689   $ 3,292
  Adjustments to reconcile
  net income to net cash provided
  by operating activities:
    Depreciation and amortization                 6,305     6,506
     Decrease in deferred income taxes             (222)   (1,869)
     Tax benefit of preferred dividend paid         292       321
     Loss (gain) on disposal of assets              465    (1,832)
     Undistributed residual value interests         216      (336)
     Minority interest in net income
      of subsidiaries                                26       -0-
     (Decrease) increase in payables
      and other liabilities                      (6,028)    1,781
     Decrease (increase) in receivables and
      receivables from affiliates                 2,029    (4,554)
     Cash distributions from affiliates
      in excess of (less than) income accrued       255      (130)
     (Increase) decrease in other assets           (391)      998
     Purchase of equipment for lease               (842)     (618)
     Proceeds from sale of equipment
      for lease                                   2,763       438
     Purchase of assets held for
      sale to affiliates                         (7,364)   (5,007)
     Proceeds from sale of assets
      held for sale to affiliates                 3,695    20,659
Net cash provided by operating activities         2,888    19,649

Cash flows from investing activities:
  Additional investment in affiliates               (51)     (420)
  Proceeds from the sale of investments              89       -0-
  Proceeds from the maturity and
   sale of restricted marketable securities      17,516    39,059
  Purchase of restricted marketable securities  (14,633)  (42,736)
  (Increase) decrease in restricted
   cash and cash equivalents                     (5,618)    7,376
  Acquisition of subsidiaries                    (1,013)      -0-
Net cash (used in) provided by
  investing activities                           (3,710)    3,279

Cash flows from financing activities:
  Proceeds from long-term equipment loans        45,079       -0-
  Principal payments under equipment loans      (45,182)  (23,292)
  Cash dividends paid on Preferred Stock           (930)   (1,034)
  Proceeds from exercise of stock options            19       -0-
  Financing of assets held for sale
   to affiliates                                  2,953       -0-
  Repayment of financing for assets
   held for sale to affiliates                   (2,953)      -0-

     Net cash used in financing activities       (1,014)  (24,326)

Net decrease in cash and cash equivalents        (1,836)   (1,398)
Cash and cash equivalents at
 beginning of period                             19,685     9,407
Cash and cash equivalents at
 end of period                                 $ 17,849  $  8,009

Supplemental information:

  Interest paid during the period              $  4,521  $  5,719

  Income taxes paid during the period          $  4,007  $    610

         See accompanying notes to financial statements.

                     PLM INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1994


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1994, and the statements of operations for the three and six months ended June 30, 1994, and 1993 and the statements of cash flows for the six months ended June 30, 1994, and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2. In the first six months of 1994, 14,999 common shares were issued for the exercise of stock options. In addition, in exchange for an equal number of preferred shares 14,809 common shares were taken out of treasury stock and issued to former participants in the Company's Employee Stock Ownership Plan. Consequently, the total common shares outstanding increased to 10,495,114 at June 30, 1994, from the 10,465,306 outstanding at December 31, 1993. Net income
      (loss) per common share was computed by dividing net income
      (loss) to common shares by the weighted average number of shares of common stock deemed outstanding during the period. Dilution that could result from the issuance of stock options is not material.

3. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

4. The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership.
      Transportation equipment held for operating leases at December 31, 1993, includes equipment classified as held for sale in previous reports. At June 30, 1994, $3.7 million in trailers was held for sale to one or more affiliated
      Partnerships.

5. As of January 1, 1994, the Company has adopted Statement of Financial Accounting Standards No. 115 ("Accounting For Certain Investments in Debt and Equity Securities") ("SFAS No. 115"). At January 1, 1994, the Company classified most of its marketable securities as held-to-maturity securities based on management intent and ability to hold. All securities that were considered available-for-sale at January 1, 1994, were sold during the first quarter, with the corresponding gain or loss included in income. As of June 30, 1994, the Company has classified all of its marketable securities as held-to-maturity securities. Thus, all marketable securities are reported on the balance sheet at amortized cost, and any unrealized gains and losses have not been recorded.

6. In February 1994, the Company completed the purchase of a majority interest in Aeromil Australia Pty Ltd ("Aeromil"). Aeromil is an aircraft dealer specializing in local and international marketing of business, commuter, and commercial aircraft. The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price is allocated to assets and liabilities based on the estimated fair value at the date of acquisition and goodwill will be amortized over ten years. The portion of Aeromil not owned by the Company is shown as minority interest on the balance sheet. Minority interest in net income of subsidiaries is included in other expense for the three and six months ended June 30, 1994.

7. In June 1994, the Company closed a new $45.0 million senior loan facility, with a syndicate of insurance companies, and repaid the existing senior loan. The new facility has a seven year term with quarterly interest-only payments through March 31, 1997. Quarterly principal payments of $2.6 million, plus interest charges begin on June 30, 1997, through the termination of the loan in June 2001. Interest on $35.0 million of the debt is fixed at 9.78% per annum and the remaining $10.0 million floats based on LIBOR plus 2.75% per annum and adjusts quarterly. The facility is secured by all of the Company's transportation-related equipment assets and associated leases.

8. The Company's Board of Directors has announced its intention to terminate the Company's ESOP. The termination is contingent on, among other things, the receipt of a favorable IRS determination letter as to the qualified status of the ESOP as of the date of termination under the rules and regulations of the Internal Revenue Code (the "Code"). Upon termination of the ESOP, each share of Series A Preferred Stock held by the ESOP (the "Preferred Stock") which has been allocated to ESOP participants will automatically convert to one share of Common Stock. In addition, it is presently expected that an amendment to the Company's Certificate of Designation of Series A Preferred Stock (the "Certificate of Designations") will be submitted to the PLM shareholders for approval prior to termination of the ESOP. Under the proposed amendment, the allocated shares of Preferred Stock would also automatically convert to common shares in the event those shares are transferred to the trustee of the Company's profit sharing plan.

      Termination of the ESOP will result in the distribution of each ESOP participant (or to the participant's account in the Company's profit sharing plan) of shares of PLM Common Stock, and the Preferred Stock which has been allocated to such participant's account as of the date of termination will be canceled. Assuming termination on or about December 31, 1994, it is estimated that approximately 2,000,000 common shares will be distributed to (or to the accounts of) a total of approximately 315 ESOP participants. All such shares would be freely tradeable and listed on the AMEX.

      Shares of Preferred Stock held by the ESOP which have not been allocated to participants' accounts at the date of termination (i.e. approximately 2,900,000 shares assuming termination on or about December 31, 1994) will cease to be outstanding upon termination, and concurrent with the termination, all indebtedness of the ESOP then owing to the Company will either be repaid or rendered uncollectible. In addition, the corresponding bank indebtedness of the Company related to the ESOP will be repaid using restricted cash and marketable securities collateral. As of June 30, 1994, the principal amount of this indebtedness was $50.3 million and it was fully secured by restricted cash collateral. Depending on prevailing interest rates at the time of termination, gain or loss may be recognized on the liquidation of the collateral to be used to repay this indebtedness.

      Termination of the ESOP and the related ESOP loan will eliminate payment by the Company of the annual dividend on the Preferred Stock now held by the ESOP. For the year ended December 31, 1993, the aggregate pretax amount of this dividend was $7.0 million. Termination of the ESOP will also result in a 10% excise tax imposed by the Code on the "amount realized" by the ESOP from the disposition of the unallocated shares held by the ESOP on the date of termination. Although the amount of this one-time tax is not presently known, based on the Company's assessment of the valuation of the unallocated shares, the amount is currently estimated at $1.1 million. This excise tax is payable seven months after the close of the calendar year of termination and will be charged to earnings in the year of termination. The Company also anticipates that approximately $2.7 million of previously paid, unamortized ESOP loan fees and other costs will be charged to earnings in the year of termination, which together with the currently estimated amount of the 10% excise tax and income tax benefits, will result in a reduction in shareholders' equity of approximately $2.8 million.

      As a result of the termination, the cost recorded for previously allocated ESOP shares will be adjusted as required by current accounting principles. The impact of this change in accounting for allocated shares will be reflected as a reduction to income to common shareholders of approximately $5.2 million and will result in a corresponding increase to additional paid in capital. The Company's total stockholders' equity will not be impacted by this accounting charge for the allocated shares.

      On November 22, 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) which changes the way companies report transactions with leveraged employee stock ownership plans ("ESOPs") for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees; (ii) interest received on loans to ESOPs is not recorded as income; and (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders. The Company is not required to adopt SOP 93-6 because the shares held by its ESOP were purchased prior to December 31, 1992; however, management is considering voluntary adoption of SOP 93-6. If the Company elects to adopt SOP 93-6, a non-cash charge to earnings for the impact of the change in accounting principle will be recorded as of the beginning of the year of adoption and all previously issued financial statements for that year will be restated.

9. In June 1994, the Company amended its Warehousing Line of Credit facility. The amendment extended the facility until June 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

10. The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Subsequent Events:

11. In July 1994, the Company completed the sale of one of its marine vessels, which was in assets held for sale, for $6.2 million which approximated its carrying value.

12. In July 1994, the Company repaid $3.0 million of its subordinated debt.

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

For the Three Months Ended June 30, 1994, vs. June 30, 1993

(A) Revenues

    The Company's total revenues for the quarters ended June 30, 1994, and 1993 were $14.5 million and $18.1 million, respectively. The decrease in 1994 revenues is principally composed of a 6% decrease in operating lease revenue, a 77% decrease in commission and other fees, and a loss on the disposal of transportation equipment, partially offset by a 12% increase in management fees and partnership interests, and a $1.4 million increase in other revenue.

    1.   Operating Lease Revenues - $8.0 million vs. $8.5 million

         For the three months ended June 30, 1994, the Company had an average $198.9 million of equipment in its operating lease portfolio, which is approximately $37.3 million less than the original cost of equipment held during the second quarter of 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in a 17% reduction in its aircraft fleet, and a net reduction of 25% and 12% in its trailer and marine container portfolios, respectively, compared to the second quarter of 1993.

         The reduction in equipment available for lease is the primary reason trailer and aircraft lease revenue decreased by $0.3 million and $0.1 million, respectively.

    2. Management Fees and Partnership Interests - $4.0 million vs. $3.5 million

         Management fees increased approximately $0.4 million for the quarter ended June 30, 1994, as compared to the second quarter of 1993. These fees are, for the most part, based on the revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment increase management fees. Equipment managed at June 30, 1994, and 1993 (measured at original cost) amounted to $1.13 billion and $1.05 billion, respectively. The increase in management fees generated by additional assets under management was partially offset by reduced lease rates for equipment which negatively impacted affiliated partnership revenues. Agreements for these partnerships and investment programs provide for higher management fees on full service railcar leases than the Company has previously recognized. The Company recognized additional fees of $0.2 million in the second quarter of 1994, for these past services. The Company also records as revenues its equity interest in the earnings of the Company's affiliated partnerships, which revenues were approximately the same as the second quarter of 1993.

    3.   Commissions and Other Fees - $1.3 million vs. $5.5 million

         Commission revenue and other fees are derived from raising syndicated equity and acquiring and leasing equipment for Company-sponsored investment programs. Commission revenue consists of placement fees which are earned on the amount of equity raised. Acquisition and lease negotiation fees are earned on the amount of equipment purchased and leased on behalf of syndicated investment programs. Debt placement fees are earned for debt placed in the investment programs. These fees are governed by applicable program agreements and securities regulations. The Company also receives a residual interest in the net equipment purchased by the affiliated partnerships.
         Income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of affiliated partnerships.

         During the three months ended June 30, 1994, program equity raised totaled $13.6 million, compared to $25.6 million in the same period of 1993, resulting in a decrease in placement commissions of $1.0 million. Syndication equity raising efforts are influenced by many factors, including general economic conditions, performance of comparable investments, and the number of firms that undertake to sell Company-sponsored programs. There can be no assurances that future syndication sales will perform as well as or better than prior periods. During the second quarter of 1994, there were no equipment purchases on behalf of various investor programs and partnerships compared to $58.8 million in the same period of 1993, resulting in a $2.9 million decrease in acquisition and lease negotiation fees.

         Residual interest income decreased $0.4 million as a result of no equipment acquisitions for the affiliated partnerships in the second quarter of 1994.

    4. (Loss) Gain on the Disposal of Transportation Equipment - ($0.3) million vs. $0.4 million

         The loss on the disposal of transportation equipment in 1994 resulted primarily from the net loss on the disposition of trailers and marine containers in the normal course of business. The net gain in 1993 was primarily the result of the Company's decision to sell substantially al of its railcar fleet.

    5.   Other - $1.6 million vs $0.2 million

         Other revenues are principally revenue earned by Aeromil ($1.3 million), the Company's aircraft leasing and spare parts brokerage subsidiary acquired in February of 1994, and insurance premiums earned by Transportation Equipment Indemnity Company Ltd., a captive insurance company.

(B) Costs and Expenses

    1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.8 million (16%) for the three months ended June 30, 1994, from the same period in 1993. The increase resulted from $1.2 million in costs associated with the operation of Aeromil. This was partially offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

    2. Depreciation and amortization expense was $3.1 million for the quarters ended June 30, 1994, and 1993. The decrease resulting from the reduction in depreciable equipment was offset by accelerating depreciation on certain assets.

    3. Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid for certain leasing activities. Commission expenses for the three months ended June 30, 1994, decreased $1.1 million (46%) from a similar period in 1993. The reduction is the result of lower equity syndication levels.

    4. General and administrative expenses decreased $0.5 million (19%) during the quarter ended June 30, 1994, compared to a similar period in 1993. The decrease is a result of lower compensation expense, due to staff reductions, and lower professional service costs.

(C) Other Items

    1. Interest expense decreased $0.7 million (23%) during the quarter ended June 30, 1994, compared to the similar period in 1993 as a result of reduced debt levels, partially offset by increased interest rates.

    2. Other income (expense) was income of $0.1 million in the second quarter of 1994, compared to an expense of $0.1 million in the second quarter of 1993. The change is a result of a reduction in the previously accrued cost of terminating the Company's interest rate SWAP agreement, which resulted from increased interest rates during the second quarter.

    3. Interest income decreased $0.1 million (4%) during the quarter ended June 30, 1994, compared to the similar period in 1993. The reduced interest income resulted from reduced marketable securities and cash balances, and was partially offset by an increase in interest rates.

    4. The provision for income taxes for the three months ended June 30, 1994, of $0.1 million represents an effective tax rate of 18%. The provision reflects the tax benefit of the preferred dividend on the ESOP shares allocated to ESOP participants which has increased since the comparable period in 1993. For the quarter ended June 30, 1993, the Company's provision for income taxes was $0.9 million, which represented an effective rate of 36%. As required by Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109") the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants.

(D) Net (Loss) Income

    For the three months ended June 30, 1994, net income was $0.6 million. In addition, $1.3 million is required for payment of preferred dividends (net of a tax benefit of $0.5 million), resulting in a net loss to common shareholders of $0.6 million and a loss per common share of $0.06. In comparison, for the same period in 1993, net income was $1.7 million and the net income available to common shareholders was $0.5 million, with income per common share of $0.04.


For the Six Months Ended June 30, 1994, vs. June 30, 1993

(A) Revenues

    The Company's total revenues for the six months ended June 30, 1994, and 1993 were $29.4 million and $36.5 million, respectively. The decrease in 1994 revenues is principally composed of a 14% decrease in operating lease revenue, a 53% decrease in commission and other fees, and a loss on the disposal of transportation equipment, partially offset by a 4% increase in management fees and partnership interests, and a $2.4 million increase in other revenue.

    1.   Operating Lease Revenues - $15.2 million vs. $17.8 million

         For the six months ended June 30, 1994, the Company had an average $201.2 million of equipment in its operating lease portfolio, which is $40.3 million less than the original cost of equipment held during the first six months of 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in the sale of almost its entire railcar portfolio, a 17% reduction in its aircraft fleet , and a net reduction of 25% and 12% in its trailer and marine container portfolios, respectively, compared to 1993.

         The reduction in equipment available for lease is the primary reason trailer, rail, aircraft, and marine container revenue were reduced by $1.1 million, $0.6 million, $0.6 million, and $0.3 million, respectively.

    2. Management Fees and Partnership Interests - $7.5 million vs. $7.2 million

         Management fees increased $0.3 million for the six months ended June 30, 1994, as compared to the first six months of 1993. Equipment managed at June 30, 1994, and 1993 (measured at original costs) amounted to $1.13 billion and $1.05 billion, respectively. The increase in management fees generated by additional assets under management was partially offset by reduced lease rates for equipment which negatively impacted affiliated partnership revenues. The partnership agreements allow higher management fees on full service railcar leases than the Company has previously recognized. The Company recognized additional fees of $0.2 million in the second quarter of 1994, for these past services. The Company also records as revenues its equity interest in the earnings of the Company's affiliated partnerships which revenues were approximately the same as in the first six months of 1993.

    3.   Commissions and Other Fees - $4.5 million vs. $9.4 million

         During the six months ended June 30, 1994, program equity raised totaled $30.6 million, compared to $56.7 million in the same period of 1993, resulting in a decrease in placement commissions of $2.2 million. On behalf of various investor programs and partnerships, a total of $31.4 million of equipment was purchased during the six months ended June 30, 1994, compared to $76.8 million in the same period of 1993, resulting in a $2.1 million decrease in acquisition and lease negotiation fees.

         Residual interest income decreased $0.5 million as a result of decreased equipment acquisitions for the affiliated partnerships.

    4. (Loss) Gain on the Disposal of Transportation Equipment - ($0.5) million vs. $1.8 million

         The loss on the disposal of transportation equipment in 1994 resulted primarily from the net loss on the disposition of trailers and marine containers in the normal course of business. The net gain in 1993 was primarily the result of the Company's decision to sell substantially all of its railcar fleet.

    5.   Other - $2.7 million vs $0.3 million

         Other revenues are principally revenue earned by Aeromil ($2.1 million), the Company's aircraft leasing and spare parts brokerage subsidiary acquired in February of 1994, and insurance premiums earned by Transportation Equipment Indemnity Company Ltd., a captive insurance company.

(B) Costs and Expenses

    1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $1.2 million (12%) for the six months ended June 30, 1994, from the same period in 1993. The increase resulted from $1.9 million in costs associated with the operation of Aeromil. This was partially offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

    2. Depreciation and amortization expense decreased $0.2 million (3%) for the six months ended June 30, 1994, as compared to the similar period in 1993. The decrease resulted from the reduction in depreciable equipment, which was partially offset by accelerating depreciation on certain assets.

    3. Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid for certain leasing activities. Commission expenses for the six months ended June 30, 1994, decreased $2.5 million (46%) from the similar period in 1993. The reduction is the result of lower equity syndication levels.

    4. General and administrative expenses decreased $0.4 million (7%) during the six months ended June 30, 1994, compared to the similar period in 1993. The decrease is a result of lower compensation expense, due to of staff reductions, and lower professional service costs.

(C) Other Items

    1. Interest expense decreased $1.8 million (28%) during the six months ended June 30, 1994, compared with the same period in 1993 as a result of reduced debt levels, partially offset by increased interest rates.

    2. Other income (expense) was income of $0.3 million in the first six months of 1994, compared to an expense of $0.4 million in the first six months of 1993. The change is a result of a reduction in the previously accrued cost of terminating the Company's interest rate SWAP agreement, which resulted from increased interest rates during 1994.

    3. Interest income decreased $0.2 million (6%) in the six months ended June 30, 1994, compared the same period in 1993. The reduced interest income resulted from reduced marketable securities and cash balances, and was partially offset by an increase in interest rates.

    4. The provision for income taxes for the six months ended June 30, 1994, of $0.5 million represents an effective tax rate of 24%. The provision reflects the tax benefit of the preferred dividend on the ESOP shares allocated to ESOP participants. For the six months ended June 30, 1993, the Company's provision for income taxes was $1.8 million, which represented an effective rate of 36%. As required by Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants.

(D) Net (Loss) Income

    For the six months ended June 30, 1994, net income was $1.7 million. In addition, $2.5 million is required for payment of preferred dividends (net of a tax benefit of $0.9 million), resulting in a net loss to common shareholders of $0.9 million and a loss per common share of $0.08. In comparison, for the same period in 1993, net income was $3.3 million and the net income available to common shareholders was $0.8 million, with income per common share of $0.08.

Liquidity and Capital Resources

Cash requirements have been historically satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

Liquidity throughout 1994 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(A) Debt Financing:

    Senior Debt: On June 30, 1994, the Company closed a new $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The facility provides that equipment sale proceeds be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. The facility requires quarterly interest only payments through March 31, 1997 with quarterly principal payments of $2.6 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

    Subordinated Debt: In July 1994, the Company repaid $3.0 million of its subordinated debt.

    Bridge Financing: Assets held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on June 28, 1994. The amendment extended the facility until June 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

    This facility, which is shared with PLM Equipment Growth and Income Fund VII ("EGF VII"), allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80 percent financing, and the Company or EGF VII uses working capital for the non-financed costs of these transactions. The Company usually enjoys a spread between the net lease revenue earned and the interest expense during the interim holding period.
    As of August 12, 1994, the Company had no outstanding borrowings and EGF VII had borrowed $8.5 million under this facility.

(B) Equity Financing:

    On August 21, 1989, the Company established a leveraged
    employee stock ownership plan ("ESOP").   PLM International
    issued 4,923,077 shares of Preferred Stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was originally financed, in part, with the proceeds of a loan (the "Bank Loan") from a commercial bank (the "Bank") which proceeds were lent to the ESOP ("ESOP Debt") on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt is secured, in part, by the shares of Preferred Stock, while the Bank Loan is secured with cash equivalents and marketable securities. Preferred dividends are payable semi-annually on February 21 and August 21, which corresponds to the ESOP Debt payment dates. Bank Loan debt service is covered through release of the restricted cash and marketable securities. While the annual ESOP dividend is fixed at $1.43 per share, the interest rate on the ESOP debt varies, resulting in uneven debt service requirements. If interest rates continue at current levels, it is expected that ESOP dividends during 1994 will exceed the required ESOP Debt service, with the excess being used for additional principal payments. As part of its overall strategic planning process, management has announced its conditional intention to terminate the ESOP. (See Note 8 to the Financial Statements)

    A preferred stock dividend of $0.19 per share was paid on February 21, 1994. This dividend was approximately equivalent to the interest due from the ESOP on the ESOP Debt for the six months ended February 21, 1994. The ESOP dividend was charged to retained earnings net of the appropriate tax benefit, in accordance with the provisions of SFAS No. 109.

(C) Portfolio Activities:

    In the first six months of 1994, the Company generated proceeds of $2.8 million from the sale of equipment. The net proceeds from these and other equipment sales were placed in collateral accounts as required by the senior secured term loan agreement and used for debt payments. The new senior loan agreement requires that sales proceeds be put into a cash collateral account or reinvested into additional equipment to the extent required to meet certain financial convenents.

    Over the last two years, the Company has downsized the equipment portfolio, through the sale or disposal of under-performing and non-performing assets, in an effort to strengthen the future performance of the portfolio. This downsizing exercise is now complete. The Company will continue to identify under-performing and non-performing assets for sale or disposal as necessary, but the Company intends to maintain approximately the same size portfolio for the near future.

    The Company has committed to purchase $11.5 million in marine containers. The Company intends to place them in affiliated partnerships. As of June 30, 1994, $0.5 million of the containers had been purchased by an affiliated partnership.

(D) Syndication Activities:

    The Company earns fees generated from syndication activities. In May 1993, EGF VII became effective and selling activities commenced. As of the date of this report, $72.6 million had been raised for this partnership. Based on current syndication levels the Company intends to offer units in EGF VII through June 30, 1995.

    The Company is in the process of seeking approval of a registration statement for a no-load program. The Company intends to begin syndication activity for this program in the fourth quarter of 1994 or the first quarter of 1995.

    Although the Company has increased its market share over the last year, the overall limited partnership syndications market has been contracting. The Company's management is concerned with the continued contraction of the syndications market and its effect on the volume of partnership equity that can be raised. Management does not expect the Company to syndicate the same volume of partnership equity as it did last year.

    Management believes through debt and equity financing, possible sales of transportation equipment and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Item 1. Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements.

(A)  Exhibits

    10.1 $45,000,000 Note Agreement dated as of June 30, 1994.

    10.2 Amendment No. 2 to Warehousing Credit Agreement dated as of June 28, 1994, as amended.

    10.3 Amendment No. 7 to Note Agreement dated as of July 22,
         1994, by and between PLM International, Inc. and Principal Mutual Life Insurance Company, as amended.

    10.4 Amendment dated as of April 20, 1994, to PLM
         International, Inc. Employee Stock Option Plan.

(B)  Reports on Form 8-K

    June 17, 1994 - Announcement regarding the Company's
    conditional intent to   terminate the ESOP.



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






Date: August 12, 1994