Form 10-K/A
period 1993-12-31
PLM INTERNATIONAL INC
filed 1994-09-29
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       ___________________
                           FORM 10-K/A
                        (Amendment No.1)

     [x]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1993.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from              to

                 Commission file number 0-22212
                     _______________________

                     PLM INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                      41-1682038
     (State or other jurisiction of     (I.R.S. Employer
     incorporation or organization      Identification No.)

     One Market, Steuart Street Tower
     Suite 900, San Francisco, CA              94105-1301
     (Address of principal                     (Zip code)
     executive offices)

Registrant's telephone number, including area code (415) 974-1399
                     _______________________
   Securities registered pursuant to Section 12(b) of the Act:

   Securities registered pursuant to Section 12(g) of the Act:

Title of each class:  Common Stock, $.01 Par Value

Name on each exchange on which registered:  American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (ro for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in defintive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1993 was $32,771,194.

     The number of shares outstanding of the issuer's classes of common stock as of March 25, 1994:
Common Stock, $.01 Par Value -- 10,486,782 shares

               DOCUMENTS INCORPORATED BY REFERENCE

                              None

                     PLM INTERNATIONAL, INC.
                 1993 FORM 10-K/A ANNUAL REPORT
                        TABLE OF CONTENTS


                             Part I


                                                       Page

Item 1  Business                                          2
Item 2  Properties                                       11
Item 3  Legal Proceedings                                11
Item 4  Submission of Matters to a Vote of Security Holders12


                             Part II

Item 5  Market for Company's Common Equity and Related
          Stockholder Matters                            13
Item 6  Selected Financial Data                          14
Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations            14
Item 8  Financial Statements and Supplemental Data       22
Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure            22


                            Part III

Item 10 Directors and Executive Officers of the Company  22
Item 11 Executive Compensation                           22
Item 12 Security Ownership of Certain Beneficial Owners
          and Management                                 22
Item 13 Certain Relationships and Related Transactions   22


                             Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                       22

                             PART I

ITEM 1. BUSINESS.

        A.   Introduction

        (i)  Background.

        PLM International, Inc. ("PLM International" or the "Company" or "PLMI"), a Delaware corporation, is a transportation equipment leasing company specializing in the management of equipment on operating leases domestically and internationally.
The Company is also the leading sponsor of syndicated investment programs organized to invest primarily in transportation equipment. Equipment management revenues represent 88.3% and syndication placement fees represent 11.7% of the overall revenues of the Company in 1993. The Company operates and manages approximately $1.4 billion of transportation equipment and related assets for its account and various investment partnerships and third party accounts. An organization chart for PLM International indicating the relationships of active legal entities is shown in Table I:

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

A Subsidiary of PLM Transportation Equipment Corporation is PLM
Rental, Inc., a Delaware corporation.

A Subsidiary of PLM Railcar Management Services, Inc. is PLM
Railcar Management Services Canada, Ltd., an Alberta corporation.



Note:  All entities are 100% owned

        (ii)   Description of Business

        PLM International owns and manages a portfolio of transportation equipment consisting of approximately 50,000 individual items with an original cost of approximately $1.4 billion (shown in Table 2). The Company manages equipment and related assets for approximately 71,000 investors in various limited partnerships or investment programs. The Company also earns revenue through the syndication of investment programs that invest primarily in transporation equipment.

                             TABLE 2

                  EQUIPMENT AND RELATED ASSETS

                        December 31, 1993
                   (Original Cost in Millions)
                               Equipment   Other
                               Growth      Investor
                   PLMI        Funds       Programs Total

Aircraft           $  90       $  304      $  10    $  404
Marine Vessels        18          322          -       340
Railcars/
 Locomotives           2          109         59       170
Trailers/Tractors     74           62         29       165
Marine Containers     13          118         14       145
Mobile Off-shore
 Drilling Units
 (MODUs)               -          113          -       113
Storage Vaults         1            -          -         1
Other                 23           40          5        68

TOTAL              $ 221       $1,068       $117    $1,406


        (iii)Equipment Owned.

        The Company leases its own equipment to a wide variety of lessees. Certain equipment is leased and operated internationally. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry that offers varying lease terms that range from day-to-day to a term equal to the economic life of the equipment ("Full Payout"). Generally, leases that are for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International's focus is on providing equipment under operating leases. This type of lease generally commands a higher lease rate for the equipment than Full Payout leases. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which pools include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

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

                             TABLE 3

  Equipment Portfolio Development and Off-Lease Performance<F1>
                     (Dollars in Thousands)

              Assets
              Under    Equipment  Equipment Equipment
              Manage-    Purch-   Disposi-    Off-     On-Lease
               ment       ases    tions<F2> lease<F3> Factor<F4>
     1993  $1,406,000 $217,000   $ 230,000 $  50,000     96.4%

     1992   1,356,000  109,000     110,000   129,000     90.8

     1991   1,353,000  131,000      86,000   100,000     93.0

     1990   1,323,000  223,000      20,000    77,000     94.3

     1989   1,108,000  286,000      20,000    25,000     97.9

<F1>     At December 31, for each designated year.  Dollar values
         reflect cost of equipment to the Company and to its affiliated investor programs.

<F2>     Includes equipment sales and casualties.

<F3>     Includes equipment owned and managed by the Company as of
         December 31 for each given year.

<F4>     Cost of on-lease equipment divided by cost of total
         equipment at December 31 for each given year.



        (iv) Subsidiary Business Activities:

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

        FSI has completed the offering of fourteen public programs which have invested in diversified portfolios of transportation and related equipment. In 1986, FSI introduced the PLM Equipment Growth Fund ("EGFs") investment series. The EGFs are limited partnerships designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (i) distribution to investors and (ii) reinvestment into additional used transportation equipment. An objective of the EGFs is to maximize the value in the equipment portfolio and provide cash distributions to investors by acquiring and selling items of equipment at times when prices are most advantageous to the investor. The cumulative equity raised by PLM International for its affiliated investment limited partnerships now stands at $1.5 billion. The Company has raised more syndicated equity for equipment leasing programs than any other syndicator in United States history. Annually, since 1983, PLM International has been one of the top three equipment leasing syndicators in the United States. Annually, from 1990 through 1993, the Company has ranked as the number one diversified transportation equipment leasing syndicator in the United States. PLMI's market share for all syndicated equipment leasing programs rose to 22% in 1993 from 18% in 1992. In 1993 the Company was the number one overall equipment leasing syndicator. Since 1983, the Company is the only syndicator of equipment leasing programs to raise on average over $100,000,000 annually.<F1>

<F1>    The Stanger Review, Partnership Sales Summary

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

        In general, investment programs that acquire assets on an all-cash basis with the primary goal of maximizing cash flow for distribution to investors are known as income funds. The EGFs, as growth funds, may, if it is deemed advantageous to the overall program, obtain limited leverage and typically reinvest a portion of their current cash flow to acquire additional equipment to grow the equipment portfolio. Each of EGF I, EGF II, EGF III, EGF IV, EGF V and EGF VI have entered into long-term debt agreements with independent banks and financial institutions permitting each partnership to borrow an amount equal to approximately 20% of the original cost of equipment in the respective EGF's portfolio. The loans are non-recourse except to the assets of the respective partnerships.

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

        (vii)Lessees

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

        (viii)Competition

        In the distribution of investment programs, FSI competes with numerous organizations engaged in limited partnership syndications. While management of the Company does not believe that any sponsor dominates the offering of similar investment programs, there are other sponsors of such programs which may have greater assets and financial resources or may have the ability to borrow on more favorable terms, or may have other significant competitive advantages. The principal competitive factors in the organization and distribution of investment programs are: the ability to reach investors through an experienced marketing force, the performance of prior investment programs, the particular terms of the investment program, and the development of a client base which is willing to consider periodic investments in such programs. Competition for investors' funds also exists with other financial instruments and intermediaries such as: certificates of deposits, money market funds, stocks, bonds, mutual funds, investment trusts, real estate, brokerage houses, banks and insurance companies. FSI believes that the structure of its current partnership programs permits it to compete with other equipment leasing programs as well as with oil and gas and real estate programs. FSI's investment programs compete directly with numerous other entities for equipment acquisition and leasing opportunities and for debt financing. The $93,100,000 invested in the Company's public-sponsored partnerships in 1991 ranked it the number one syndicator of transportation equipment leasing programs in 1991. In 1992, the $111,100,000 invested in EGF VI ranked the Company as the number two syndicator of transportation equipment leasing programs. The $92,500,000 invested in the Company's public-sponsored equity programs in 1993 ranked PLM Securities the number one syndicator of equipment leasing programs for the year. Since 1983, the Company is the only syndicator of transportation equipment programs to raise on average more than $100,000,000 annually.<F1>

<F1>  The Stanger Review, Partnership Sales Summary.

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

ITEM 3. LEGAL PROCEEDINGS.

        The Company is involved as plaintiff or defendant in various legal actions incident to its business. Except as described below, management does not believe that any of these actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        At the Annual Meeting of Stockholders of PLM International held on Thursday, May 12, 1993, one proposal was submitted to a vote of the Company's security holders. Allen V. Hirsch was re-elected as a Class III director of the Company. The votes cast in the election were as follows:

                                       VOTES
       NOMINEE                     For      Withheld
   Allen V. Hirsch              7,966,182  4,655,430

        Directors whose terms continued after the Annual Meeting of Stockholders held on May 12, 1993 are as follows:

CLASS I (TERMS EXPIRE IN 1994)

   Walter E. Hoadley
   Robert N. Tidball

CLASS II (TERMS EXPIRE IN 1995)

   J. Alec Merriam
   Robert L. Pagel

CLASS III (TERM EXPIRES 1996)

   Allen V. Hirsch

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

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

Costs and Expenses:

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

     The Company also recorded a nonrecurring charge to operations in 1992 of $7.6 million for major litigation settlements and other costs. This related to settlement of litigation as well as expenses incurred in the course of addressing lawsuits arising in the normal course of business operations. The Company also charged to expense certain capitalized costs as a result of restructuring the Company's senior loan agreement. The sale of equipment in 1992 caused a reduction in depreciation expenses of $0.8 million.

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



                             By:/s/ J. Michael Allgood

                             J. Michael Allgood
                             Vice President and
                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                 Title                   Date




/s/ J. Michael Allgood       Vice President and      March 25, 1994
J. Michael Allgood           Chief Financial
                             Officer


*
______________________       Director, Executive     March 25, 1994
Allen V. Hirsch              Vice President


*
______________________       Director                March 25, 1994
Walter E. Hoadley


*
______________________       Director                March 25, 1994
J. Alec Merriam


*
______________________       Director                March 25, 1994
Robert L. Pagel


*
______________________       Director, President     March 25, 1994
Robert N. Tidball


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






                                      KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
MARCH 25, 1994

                     PLM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended December 31,
            (in thousands, except per share amounts)



                                      1993     1992      1991
Revenues:
  Operating leases                  $34,054  $41,648   $39,116
  Management fees and
   partnership interests             14,538   14,728    16,183
  Commissions and other fees         17,997   15,268    16,025
  Gain on the disposal
   of transportation
   equipment, net                     2,350    1,968       159
  Other                                 713    1,423     1,284
    Total revenues                   69,652   75,035    72,767

Costs and expenses:
  Operations support                 20,074   24,051    21,603
  Depreciation and
   amortization                      12,236   13,930    14,763
  Commissions                         8,849   11,186     9,182
  General and
   administrative                    10,867    8,238     8,869
  Litigation settlements
   and other costs                      -0-    7,591       121
  Reduction in carrying
   value of certain assets            2,221   36,238       400
    Total costs and expenses         54,247  101,234    54,938

Operating income (loss)              15,405  (26,199)   17,829

Interest expense                     12,573   14,103    15,711
Interest income                       5,231    5,859     7,742
Other (expense) income, net            (326)     525       368
Income (loss) before income taxes     7,737  (33,918)   10,228

Provision for (benefit from)
  income taxes                        1,455  (15,687)      125

Net income (loss)                     6,282  (18,231)   10,103

Preferred dividend (net of
  $2,182 income tax benefit
  for 1993)                           4,850    7,040     7,040


Net income (loss)
  to common shares                  $ 1,432 $(25,271)  $ 3,063

Earnings (loss) per
  common share outstanding          $  0.14 $  (2.41)  $  0.30







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

Fees are recognized as revenue at the time the related services have been performed. Syndication placement fees, generally 9% of equity raised, are earned upon the purchase by investors of partnership units. Syndication placement fees totalled $8,178,000, $9,919,000 and $8,288,000 in 1993, 1992 and 1991, respectively.
Equipment acquisition, lease negotiation and debt placement fees are earned through the purchase, initial lease and financing of equipment, and are generally recognized as revenue when the Company has completed substantially all of the services required to earn the fee, generally when binding commitment agreements are signed. Management fees are earned for managing the equipment portfolio and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

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

Income Taxes

As of January 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes")("SFAS No. 109"). SFAS No. 109 continues to require the liability method of accounting for income taxes as under SFAS No.
96. No additional tax assets were recorded and no valuation allowances or additional liability was required upon adoption of SFAS No. 109. As permitted under adoption of SFAS 109, the Company has elected not to restate prior years' financial statements. The consolidated statement of operation for 1993 reflects the required changes in the presentation of the tax benefit from the dividend payable on the preferred shares held by the Company Employee Stock Ownership Plan.

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

5.  TRANSPORTATION EQUIPMENT HELD FOR OPERATING LEASE

Transportation equipment, at cost, held for operating lease at December 31, 1993 is represented by the following types:

Aircraft 42%; Trailers 37%; Marine vessels and Marine cargo containers 17%; other 4%.

Future minimum rentals receivables under non-cancelable leases at December 31, 1993 are approximately $11,219,000 in 1994; $5,215,000 in 1995; $4,540,000 in 1995; $2,226,000 in 1997; $1,627,000 in
1998; and $1,279,000 thereafter. In addition, per diem and contingent rentals consisting of utilization rate lease payments included in revenue for 1993 amounted to approximately $15,957,000. At December 31, 1993, the Company had committed approximately 83% of its trailer equipment to rental yard and per diem operations. Certain equipment owned by the Company is leased and operated internationally.

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
Senior Secured Debt:

Institutional debt, $8,200 due in March 1994 with
 the remaining balance due June 30, 1994,
 interest is due monthly, computed at LIBOR
 plus 3% per annum (6.3% and 6.9% at December 31,
 1993 and 1992) secured by substantially
 all of the Company's leases and assets except those
 assets used as collateral for the ESOP and other
 secured debt.                                 $ 45,000  $ 80,750

Employee Stock Ownership Plan (ESOP) Debt:

Bank ESOP note payable, bearing interest at 79.5% of
 LIBOR plus .75% (3.15% and 3.18% at December 31,
 1993 and 1992), interest adjusts semiannually and
 is due monthly, annual principal installments due
 August 21 of each year and will increase from $2,761
 in 1994 to $7,674 on August 21, 2004, when the final
 payment is due, secured by interest yielding marketable
 securities and cash equivalent collateral equal to
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

Total income tax benefit of $976,000 for the year ended December
31, 1993 was allocated as follows:

Income from operations                                   $ 1,455

Tax benefit of ESOP dividend charged to
shareholders equity                                       (2,182)

Tax benefit of net operating losses from merged
subsidiary reducing goodwill                                (249)

         Total tax benefit                               $  (976)

The provisions for (benefit from) income taxes attributable to income from operations consist of the following:


                     1993                           1992


       Federal    State    Total     Federal      State     Total

Current$  5,766  $   30   $ 5,796   $  1,043    $    20  $  1,063
Deferred  (4,023)  (318)   (4,341)  (13,710)    (3,040)  (16,750)
      $  1,743   $ (288)  $ 1,455  $(12,667)   $(3,020) $(15,687)

                                                 1991

                                     Federal      State    Total
Current                               $ 302        $ 20    $ 322
Deferred                               (335)        138     (197)
                                      $ (33)       $158    $ 125

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


10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

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

Stock Options

The granting of non-qualified stock options to key employees and directors is provided for in plans that reserve up to 660,000 shares of the Company's common stock. The price of the shares issued under option must be at least 85% of the fair market value of the common stock at the date of grant. All options currently outstanding are exercisable at prices equal to the market value of the shares at the date of grant. Vesting of options granted generally occurs in three equal installments of 33 1/3% per year, initiating from the date of grant. In 1992, the previously issued and outstanding stock options were cancelled and replaced with new stock options with a lower per share price which approximated the current market price.
Stock option transactions during 1993 and 1992 are summarized as follows:

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

PLM International generally will be entitled to redeem the Rights in whole at a price of one cent per Right at any time prior to the Rights becoming exercisable. As of December 31, 1993, there were 15,381,607 Rights outstanding which will expire on March 31, 1999 and carry no voting privileges.

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

                 Balance at
                 Beginning                Deductions     Balance at
                     of               Amounts   Amounts    End of
Name of Debtor     Period   AdditionsCollectedWritten Off  Period

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



                     PLM INTERNATIONAL, INC.
                  Year Ended December 31, 1992
       Schedule of Equipment and Accumulated Depreciation
                         (in thousands)


         Balance at
           Dec. 31,
               1991  Additions Disposals Other<F2>

Aircraft $ 127,887  $  8,710   $(13,935)$ (50,089)

Trailers   111,168     3,702     (6,465)  (35,226)

Marine Cargo
Contain-
ers         16,053       251     (1,335)   (1,237)

Railcars
& Others    26,791       250     (4,447)  (17,081)

Marine
Vessels     18,273        50         --       --

Storage
Vaults         875       380         (4)      --

Totals     301,047    13,343    (26,186) (103,633)

Less:
Accumu-
lated
Depreci-
ation<F1> (110,152)   (27,873)   11,737    47,934
         $ 190,895   $(14,530) $(14,449)$ (55,699)

                       Accumu-
                         lated
                       Deprec-
                        iation
                       Balance  Net Book
           Balances    at Dec.  Value at
        at Dec. 31,        31,  Dec. 31,
               1992       1992      1992

Aircraft  $ 72,573   $(27,106)  $ 45,467

Trailers    73,179    (40,587)    32,592

Marine Cargo
Contain-
ers         13,732     (5,406)     8,326

Railcars
& Others     5,513     (1,823)     3,690

Marine
Vessels     18,323     (3,376)    14,947

Storage
Vaults       1,251        (56)     1,195

Totals     184,571   $(78,354)  $106,217

Less:
Accumu-
lated
Depreci-
ation      (78,354)
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

                       SCHEDULES V AND VI

                     PLM INTERNATIONAL, INC.
                  Year Ended December 31, 1991
       Schedule of Equipment and Accumulated Depreciation
                         (in thousands)



         Balance at                     Balance at
           Dec. 31,                       Dec. 31,
               1990  AdditionsRetirements     1991

Aircraft  $128,482   $    218   $  (813) $127,887

Trailers   109,857      3,588    (2,277)  111,168
Marine
Cargo
Contain-
ers         16,427         --      (374)   16,053

Railcars &
Other       26,384      1,276      (869)   26,791

Marine
Vessels     18,244         29        --    18,273

Storage
Vaults          --        875        --       875

Totals     299,394      5,986    (4,333)  301,047

Less:
 Accumulated
 Depre-
 ciation   (96,974)   (15,171)    1,993  (110,152)
          $202,420   $ (9,185)  $(2,340)$ 190,895

        Accumulated
       Depreciation   Net Book
         Balance at   Value at
           Dec. 31,   Dec. 31,
               1991       1991

Aircraft $ (44,367)   $ 83,520

Trailers   (49,580)     61,588
Marine
Cargo
Contain-
ers         (6,048)     10,005

Railcars &
Other       (7,819)     18,972

Marine
Vessels     (2,338)     15,935

Storage
Vaults          --         875

Totals   $(110,152)   $190,895

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

PAGE

                           EXHIBIT XI
                     PLM INTERNATIONAL, INC.
       COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE (a)
                    Years ended December 31,

                                     1993      1992      1991
                                   (in thousands, except per-share
                                             data)
Primary
 Earnings:
  Net income (loss)                $   6,282  $(18,231)  $10,103
  Preferred dividend required         (4,850)   (7,040)   (7,040)
  Net income (loss) to common shares$   1,432 $(25,271)  $ 3,063

 Shares:
  Weighted average number of
   common shares outstanding          10,589    10,497    10,171

 Primary earnings (loss) per
   common share                    $    0.14  $  (2.41)  $  0.30

Assuming Full Dilution (b)
 Earnings:
   Net income (loss)               $   6,282  $(18,231)  $10,103
   Replacement contribution required
    upon conversion of ESOP convertible
    preferred shares                  (4,542)   (4,643)   (5,070)
   Non discretionary adjustments to
    incentive compensation plans based
    on ESOP's replacement contribution
    effect on pretax earnings            850       800     1,800
   Change in income tax due to conversion
    of ESOP convertible preferred
    shares                              (191)     (934)     (687)
   Net income (loss) to common as
    adjusted                       $   2,399  $(23,008)  $ 6,146

  Shares:
   Weighted average number of
    common shares outstanding         10,605    10,497    10,171
   Assumed conversion of preferred
    shares                             4,917     4,922     4,923
   Additional common shares issued to
    cover $13 stated value of allo-
    cated ESOP shares if converted        --     3,766     1,284

   Weighted average number of common
    shares outstanding as adjusted    15,522    19,185    16,378

Earnings (loss) per common share
    assuming full dilution         $    0.16  $  (1.20)  $  0.38


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