Form 10-Q/A
period 1994-06-30
PLM INTERNATIONAL INC
filed 1994-09-29
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       ___________________
                           FORM 10-Q/A
                        (Amendment No.1)

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the fiscal quarter ended June 30, 1994.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from              to

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

Registrant's telephone number, including area code (415) 974-1399
                     _______________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (ro for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Common Stock - $.01 Par Value; Outstanding as of August 12, 1994 - 10,495,114 shares

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

                     PLM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                    For the six months ended
                                           June 30,

                                                 1994      1993
Cash flows from
operating activities:
  Net income                                   $  1,689   $ 3,292
  Adjustments to reconcile
  net income to net cash provided
  by operating activities:
    Depreciation and amortization                 6,305     6,506
     Decrease in deferred income taxes            (222)   (1,869)
     Tax benefit of preferred dividend paid         292       321
     Loss (gain) on disposal of assets              465   (1,832)
     Undistributed residual value interests         216     (336)
     Minority interest in net income
      of subsidiaries                                26       -0-
     (Decrease) increase in payables
      and other liabilities                     (6,028)     1,781
     Decrease (increase) in receivables and
      receivables from affiliates                 2,029   (4,554)
     Cash distributions from affiliates
      in excess of (less than) income accrued       255     (130)
     (Increase) decrease in other assets          (391)       998
     Purchase of equipment for lease              (842)     (618)
     Proceeds from sale of equipment
      for lease                                   2,763       438
     Purchase of assets held for
      sale to affiliates                        (7,364)   (5,007)
     Proceeds from sale of assets
      held for sale to affiliates                 3,695    20,659
     Financing of assets held for sale
      to affiliates                               2,953       -0-
     Repayment of financing for assets
      held for sale to affiliates               (2,953)       -0-
Net cash provided by operating activities         2,888    19,649

Cash flows from investing activities:
  Additional investment in affiliates              (51)     (420)
  Proceeds from the sale of investments              89       -0-
  Proceeds from the maturity and
   sale of restricted marketable securities      17,516    39,059
  Purchase of restricted marketable securities (14,633)  (42,736)
  (Increase) decrease in restricted
   cash and cash equivalents                    (5,618)     7,376
  Acquisition of subsidiaries                   (1,013)       -0-
Net cash (used in) provided by
  investing activities                          (3,710)     3,279

Cash flows from financing activities:
  Proceeds from long-term equipment loans        45,079       -0-
  Principal payments under equipment loans     (45,182)  (23,292)
  Cash dividends paid on Preferred Stock          (930)   (1,034)
  Proceeds from exercise of stock options            19       -0-
    Net cash used in financing activities       (1,014)  (24,326)

Net decrease in cash and cash equivalents       (1,836)   (1,398)
Cash and cash equivalents at
 beginning of period                             19,685     9,407
Cash and cash equivalents at
 end of period                                 $ 17,849  $  8,009

Supplemental information:

  Interest paid during the period              $  4,521  $  5,719

  Income taxes paid during the period          $  4,007  $    610

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


   Termination of the ESOP and the related ESOP loan will eliminate payment by the Company of the annual dividend on the Preferred Stock now held by the ESOP. For the year ended December 31, 1993, the aggregate pretax amount of this dividend was $7,030,000. Termination of the ESOP will also result in a 10% excise tax imposed by the Code on the "amount realized" by the ESOP from the disposition of the unallocated shares held by the ESOP on the date of termination. Although the amount of this one-time tax is not presently known, based on the Company's assessment of the valuation of the unallocated shares, the tax is currently estimated at less than $1,000,000. This excise tax is payable seven months after the close of the calendar year of termination and will be charged to earnings in the year of termination. The Company also anticipates that approximately $2,700,000 of previously paid, unamortized ESOP loan fees and other costs will be charged to earnings in the year of termination, which together with the estimated amount of the 10% excise tax and income tax benefits, will result in a reduction in shareholders' equity of approximately $2,800,000.

   As a result of the termination, the cost recorded for previously allocated ESOP shares will be adjusted as required by current accounting principles. The impact of this change in accounting for allocated shares will be reflected as a reduction to income to common shareholders of approximately $5.5 million and will result in a corresponding increase to additional paid in capital. The Company's total stockholders' equity will not be impacted by this accounting charge for the allocated shares.

   On November 22, 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) which changes the way companies report transactions with leveraged employee stock ownership plans ("ESOPs") for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees; (ii) interest received on loans to ESOPs is not recorded as income; and (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders. The Company is not required to adopt SOP 93-6 because the shares held by its ESOP were purchased prior to December 31, 1992; however, management is considering voluntary adoption of SOP 93-6. If the Company elects to adopt SOP 93-6, a non-cash charge to earnings for the impact of the change in accounting principle will be recorded as of the beginning of the year of adoption and all previously issued financial statements for that year will be restated. The estimated impact on earnings per share as a result of the accounting change is a reduction of $0.35 per share in the first quarter of 1994 (including $0.43 per share attributable to the cumulative effect of the change in the accounting of $5.5 million) and an increase of $0.08 per share in the second quarter of 1994.

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

    The Company's Board of Directors has announced its intention to terminate the ESOP. (See Note 8 to the Financial Statements.) The Board's decision was based on several factors. First, the Company anticipated that the cash collateral of the ESOP financing could ultimately be fully accessed for use in the Company's business. Instead, however, the banks required that all such amounts be held in a collateral account which could only be invested in certificates of deposit and similar low yielding investments. The ESOP financing arrangement has for that reason continuously reduced corporate earnings and growth. Second, employees have generally been dissatisfied with the ESOP as a vehicle for retirement planning. An employee stock ownership plan like the ESOP generally provides an undiversified investment, and the annual allocation of an increased number of shares to participants has unfortunately been matched by a decline in the value of the Company's outstanding Common Stock. The Company's Board of Directors determined to terminate the ESOP because it was satisfying neither the Company's nor the participants' expectations and could not be expected to do so in the foreseeable future.

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

     10.2 Amendment No. 2 to Warehousing Credit Agreement, date as of June 28, 1994, as amended.

     10.3  Amendment No. 7 to Note Agreement dated as of July 22,
1994, by and between PLM International, Inc. and Principal Mutual
Life Insurance Company, as amended.

     10.4  Amendment dated as of April 20, 1994, to PLM
International, Inc. Employee Stock Ownership Plan.

     10.5 Amendment to the PLM International, Inc. Employee Stock Ownership Plan dated as of June 17, 1994.

(B)  Reports on Form 8-K

     June 17, 1994 - Announcement regarding the Company's
    conditional intent to   terminate the ESOP.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 26, 1994 one proposal was submitted to a vote of the Company's security holders. Robert N. Tidball and Walter E. Hoadley were re-elected to the Board of Directors of the Company. The votes cast in the election were as follows<F1>:

                                      Votes

      Nominee                      For       Withheld
   Robert N. Tidball            8,842,440   4,592,087
   Walter E. Hoadley            9,028,748   4,405,779
   Norman J. Wechsler           3,383,307  10,047,160

Directors whose terms continued after the Annual Meeting of Stockholders held on May 26, 1994 are as follows:

   CLASS II (TERMS EXPIRE IN 1995)

      J. Alec Merriam
      Robert L. Pagel

   CLASS III (TERM EXPIRES IN 1996)

      Allen V. Hirsch

   CLASS I (TERMS EXPIRE IN 1997)

      Walter E. Hoadley
      Robert N. Tidball

<F1>  Harold J. Somerset joined the Board of Directors on July 19,
      1994 as a Class III director

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