Form 10-Q/A
period 1994-03-31
PLM INTERNATIONAL INC
filed 1994-11-14
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                  FORM 10-Q/A
                               (Amendment No. 1)


      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal quarter ended March 30, 1994.

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from              to

                         Commission file number 1-9670
                            _______________________

                            PLM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                94-3041257
      (State or other jurisiction of                  (I.R.S. Employer
      incorporation or organization                   Identification No.)

      One Market, Steuart Street Tower
      Suite 900, San Francisco, CA                94105-1301
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Common Stock - $.01 Par Value; Outstanding as of May 13, 1994 -
10,495,114 shares

                                     PLM INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS
                             (1994 amounts as restated, see Note 8)
                                                        March 31,        December 31,
                                                          1994              1993
                                                               (in thousands)
                                             ASSETS

Cash and cash equivalents                               $ 12,203           $ 19,685
Receivables                                                6,036              6,037
Receivables from affiliates                                9,017             10,981
Equity interest in affiliates                             17,432             17,707
Transportation equipment held for
 operating leases                                        203,470            205,810
 Less accumulated depreciation                          (105,498)          (105,122)
                                                          97,972            100,688
Restricted cash and cash equivalents                      13,312              7,055
Restricted marketable securities                          38,149             44,469
Other                                                     11,997             11,098

    Total assets                                        $206,118           $217,720

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Senior secured debt                                   $ 36,747           $ 45,000
  Bank debt related to ESOP                               50,280             50,280
  Other secured debt                                       3,288              2,839
  Subordinated debt                                       31,000             31,000
  Payables and other liabilities                          13,608             18,082
  Deferred income taxes                                   19,116             19,386
    Total liabilities                                    154,039            166,587

Minority Interest                                            352                -0-

Shareholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, 4,901,474 at March 31,
   1994, and 4,916,301 at December 31, 1993,
   series A Convertible shares issued and
   outstanding, aggregate $63,719,162 at
   March 31, 1994, and $63,911,913 at
   December 31, 1993, ($13 per share)
   liquidation preference at paid-in amount               62,020             63,569
  Unearned Compensation/Loan to ESOP
   on ESOP shares                                        (41,236)           (50,280)
                                                          20,784             13,289
  Common stock, $.01 par value, 50,000,000
   shares authorized, 10,486,782 shares issued
   and outstanding at March 31, 1994,
   (excluding 417,209 shares held in treasury)
   and 10,465,306  at December 31, 1993,                     109                109
   (excluding 432,018 shares held in treasury)
  Paid in capital, in excess of par                       55,737             55,557
  Treasury stock                                            (100)              (131)
                                                          55,746             55,535
  Accumulated deficit                                    (24,803)           (17,691)
    Total shareholders' equity                            51,727             51,133

    Total liabilities, minority interest,
      and shareholders' equity                          $206,118           $217,720


                      See accompanying notes to these financial statements.


                                     PLM INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (1994 amounts as restated, see Note 8)
                              (in thousands, except per share data)


                                                     For the three months ended
                                                                 March 31,


                                                              1994          1993
Revenues:
  Operating leases                                           $ 7,272      $  9,340
  Management fees and partnership interests                    3,485         3,609
  Commissions and other fees                                   3,202         3,913
  (Loss) gain on the disposal of transportation
    equipment, net                                              (117)        1,397
  Other                                                        1,125           120
    Total revenues                                            14,967        18,379

Costs and expenses:
  Operations support                                           5,604         5,163
  Depreciation and amortization                                3,168         3,378
  Commissions                                                  1,556         2,883
  General and administrative                                   2,354         2,143
    Total costs and expenses                                  12,682        13,567

Operating income                                               2,285         4,812

 Interest expense                                              2,291         3,382
 Other income (expense), net                                     152          (295)
 Interest income                                                 803         1,327
 Income before income taxes                                      949         2,462

Provision (benefit) for income taxes                            (112)          874

Net income before cumulative effect of
  accounting change                                            1,061         1,588

Cumulative effect of accounting change                         5,130            --

Net (loss) income                                             (4,069)        1,588

Preferred dividend imputed on allocated shares                   562           341
Preferred dividend imputed on unallocated shares
  (net of $521 income tax benefit for the three
  months ended March 31, 1993)                                    --           895

Net (loss) income to common shares                           $(4,631)     $    352

(Loss) earnings per common share outstanding                 $ (0.37)     $   0.03


                         See accompanying notes to financial statements.


                                     PLM INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (1994 amounts as restated, see Note 8)
(in thousands)

                                                      For the three months ended
                                                              March 31,


                                                                    1994        1993
Cash flows from operating activities:
     Net income (loss)                                            $ (4,069)    $ 1,588
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                  3,168       3,378
      Cumulative effect of accounting change                         5,130          --
      Decrease in deferred income taxes                               (503)     (2,626)
      Compensation expense for ESOP, net                                85          --
      Loss (gain) on disposal of assets                                117      (1,380)
      Undistributed residual value interests                           217          69
      Minority interest in net income of subsidiaries                   20         -0-
      (Decrease) increase in payables and other liabilities         (5,666)      1,921
      Decrease in receivables and receivables from
     affiliates                                                      2,314         232
      Cash distributions from affiliates in excess of
       income accrued                                                  109          70
      Decrease in other assets                                         248         766
      Purchase of equipment for lease                                 (365)       (312)
      Proceeds from sale of equipment for lease                      1,182         109
      Purchase of assets held for sale to affiliates                (3,695)        -0-
      Proceeds from sale of assets held for sale to
     affiliates                                                      3,695      17,534
Net cash provided by operating activities                            1,987      21,349

Cash flows from investing activities:
     Additional investment in affiliates                               (51)        -0-
  Proceeds from the sale of investments                                 89         -0-
     Proceeds from the maturity and sale of restricted
    marketable securities                                           15,792      23,539
     Purchase of restricted marketable securities                   (9,472)    (23,963)
     Increase in restricted cash and cash equivalents               (6,257)     (4,615)
  Acquisition of subsidiaries                                       (1,139)        -0-
       Net cash used in investing activities                        (1,038)     (5,039)

Cash flows from financing activities:
     Principal payments under equipment loans                       (8,350)    (11,955)
     Cash dividends paid on Preferred Stock                           (934)     (1,034)
     Payments received from ESOP trustee                               834          --
  Proceeds from exercise of stock options                               19         -0-
     Financing of assets held for sale to affiliates                 2,953         -0-
     Repayment of financing for assets held for sale
    to affiliates                                                   (2,953)        -0-
       Net cash used in financing activities                        (8,431)    (12,989)

Net (decrease) increase in cash and cash equivalents                (7,482)      3,321
Cash and cash equivalents at beginning of period                    19,685       9,407
Cash and cash equivalents at end of period                        $ 12,203    $ 12,728

Supplemental information:

     Interest paid during the period                              $  2,535    $  3,069

     Income taxes paid during the period                          $  3,875    $    263

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

2. In February 1994, 6,667 common shares were issued for the exercise of stock options. In addition, 14,809 common shares were taken out of treasury stock and issued to former participants in the Company's Employee Stock Ownership Plan. Consequently, the total common shares outstanding increased to 10,486,782 at March 31, 1994, from the 10,465,306 outstanding at December 31, 1993. Net income (loss) per common share was computed by dividing net income
            (loss) to common shares by the weighted average number of shares of common stock deemed outstanding during the period which includes the Employee Stock Ownership Plan ("ESOP") convertible preferred shares committed to be released as prescribed under the American Institute of Certified Public Accountants Statement of Position 93-6 which the Company has adopted (refer to Footnote 8). Dilution that could result from the issuance of stock options is not material.

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

8. On November 22, 1993 the American Institute of Certified Public Accountants issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) which changes the way companies report transactions with leveraged employee stock ownership plans ("ESOPs") for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees net of the imputed dividend on allocated shares; (ii) interest received on the loan to the ESOP is not recorded as income; (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders; and (iv) the previously reported Loan to Employee Stock Ownership Plan is not recognized under SOP 93-6; instead, an amount representing the unearned compensation related to the unallocated shares is reported as a reduction of Preferred Stock. The Company elected to adopt SOP 93-6 in the third quarter of 1994, which required the previously issued financial statements to be restated to reflect the change in accounting as of January 1, 1994. The adoption of SOP 93-6 resulted in a non-cash charge to earnings of $5.1 million for the impact of the change in accounting principle which was recorded as of the beginning of the year of adoption. Additionally, SOP 93-6 eliminates the recognition of interest income on the Company's loan to the ESOP and records the entire tax benefit of the ESOP as a reduction in income tax expense.

9.          Subsequent Event

            On May 11, 1994, the Company signed a memorandum of agreement to sell one marine vessel for $6.3 million which approximates its carrying value. The sale is expected to be completed in the second or third quarter of 1994.

10.         Legal Proceedings

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

(B)           Costs and Expenses

              1. Operations support expense (including salary and office-related expenses for non-administrative activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.4 million (8%) for the three months ended March 31, 1994, from the same period in 1993. The increase resulted from $0.7 million in costs associated with the operation of Aeromil. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

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

              4. General and administrative expenses increased $0.2 million (10%) during the quarter ended March 31, 1994, compared to a similar period in 1993. The increase is a result of higher professional service costs.


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

              3. Interest income decreased to $0.8 million in the three months ended March 31, 1994, compared to $1.3 million for the same period in 1993, primarily due to reduced marketable securities and cash balances and lower interest rates paid on investments and the adoption of SOP 93-6 which eliminates the recognition of interest income on the Company's loan to the ESOP.

              4. The provision for income taxes for the three months ended March 31, 1994, of a $0.1 million tax benefit reflects the entire tax benefit of the ESOP. For the quarter ended March 31, 1993, the Company's provision for income taxes was $0.9 million, which represented an effective rate of 36% and included the tax benefit of the preferred dividend on only the ESOP shares allocated to ESOP participants. Under Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), and the Company's previous accounting for the ESOP, the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants.
                    With the adoption of SOP 93-6 the entire tax benefit for the ESOP is reflected in the provision for income taxes.

(D)           Net (Loss) Income

              For the three months ended March 31, 1994, net income before the cumulative effect of the accounting change was $1.0 million. In addition, $0.6 million is reflected for the imputed preferred dividend on allocated ESOP shares resulting in a net loss to common shareholders before the cumulative effect of the accounting change of $0.5 million and a loss per common share of $0.04. In comparison, for the same period in 1993, net income was $1.6 million and the net income available to common shareholders was $0.4 million, with income per common share of $0.03.

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

              The Company elected in the third quarter of 1994, to adopt Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) which requires the previously issued financial statements to be restated to reflect the change in accounting as of January 1, 1994. SOP 93-6 requires different accounting treatment for certain items relating to the ESOP than those previously used by the Company. (Refer to Footnote 8)

(C)           Portfolio Activities:

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