Form 10-Q/A
period 1994-06-30
PLM INTERNATIONAL INC
filed 1994-11-14
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                       ___________________
                                           FORM 10-Q/A
                                        (Amendment No. 2)


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

                                     PLM INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS
                             (1994 amounts as restated, see Note 8)
                                                   June 30,         December 31,
                                                     1994              1993
                                                          (in thousands)
                                             ASSETS

Cash and cash equivalents                        $ 17,849             $ 19,685
Receivables                                         6,765                6,037
Receivables from affiliates                         8,548               10,981
Assets held for sale                                9,836                  -0-
Equity interest in affiliates                      17,287               17,707
Transportation equipment held for
 operating leases                                 184,925              205,810
 Less accumulated depreciation                    (98,550)            (105,122)
                                                   86,375              100,688
Restricted cash and cash equivalents               12,673                7,055
Restricted marketable securities                   41,586               44,469
Other                                              13,238               11,098

    Total assets                                 $214,157             $217,720

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Senior secured debt                            $ 45,000             $ 45,000
  Bank debt related to ESOP                        50,280               50,280
  Other secured debt                                3,401                2,839
  Subordinated debt                                31,000               31,000
  Payables and other liabilities                   13,149               18,082
  Deferred income taxes                            18,570               19,386
    Total liabilities                             161,400              166,587

Minority Interest                                     362                   --

Shareholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, 4,901,474 at June 30,
   1994, and 4,916,301 at December 31, 1993,
   series A Convertible shares issued and
   outstanding, aggregate $63,719,162 at
   June 30, 1994, and $63,911,913 at
   December 31, 1993, ($13 per share)
   liquidation preference at paid-in amount        60,663               63,569
  Unearned compensation/Loan to ESOP on
   ESOP shares                                    (39,232)             (50,280)
                                                   21,431               13,289
  Common stock, $.01 par value, 50,000,000
   shares authorized, 10,495,114 shares issued
   and outstanding at June 30, 1994,
   (excluding 417,209 shares held in treasury)
   and 10,465,306  at December 31, 1993,              109                  109
   (excluding 432,018 shares held in treasury)
  Paid in capital, in excess of par                55,737               55,557
  Treasury stock                                     (100)                (131)
                                                   55,746               55,535
  Accumulated deficit                             (24,782)             (17,691)
    Total shareholders' equity                     52,395               51,133

    Total liabilities, minority interest,
      and shareholders' equity                   $214,157             $217,720

                      See accompanying notes to these financial statements.

                                     PLM INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (1994 amounts as restated, see Note 8)
                              (in thousands, except per share data)


                                                For the three months      For the six months
                                                   ended June 30,           ended June 30,

                                                   1994       1993          1994      1993
Revenues:
  Operating leases                                 $ 7,975  $  8,462      $ 15,247  $ 17,802
  Management fees and partnership
   interests                                         3,980     3,549         7,465     7,158
  Commissions and other fees                         1,264     5,525         4,466     9,438
  (Loss) gain on the disposal of trans-
    portation equipment, net                          (348)      391          (465)    1,788
  Other                                              1,610       214         2,735       334
    Total revenues                                  14,481    18,141        29,448    36,520

Costs and expenses:
  Operations support                                 5,978     5,126        11,582    10,289
  Depreciation and amortization                      3,137     3,128         6,305     6,506
  Commissions                                        1,317     2,440         2,873     5,323
  General and administrative                         2,411     2,914         4,765     5,057
    Total costs and expenses                        12,843    13,608        25,525    27,175

Operating income                                     1,638     4,533         3,923     9,345

Interest expense                                     2,417     3,152         4,708     6,534
Other income (expense), net                            118      (140)          270      (435)
Interest income                                        877     1,412         1,680     2,739
Income before income taxes                             216     2,653         1,165     5,115

(Benefit) provision for income taxes                  (366)      949          (478)    1,823

Net income before cumulative effect of
  accounting change                                    582     1,704         1,643     3,292

Cumulative effect of accounting change                  --        --         5,130        --

Net (loss) income                                      582     1,704        (3,487)    3,292

Preferred dividend on allocated shares                 562       341         1,124       682
Preferred dividend on unallocated shares (net)
  of $521 and $1,042 income tax benefit for the
  three and six months ended June 30, 1993              --       895            --     1,790

Net (loss) income to common shares                 $    20  $    468       $(4,611)  $   820

(Loss) earnings per common
   share outstanding                               $  0.00  $   0.04       $ (0.37) $   0.08



                      See accompanying notes to these financial statements.

                                     PLM INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (1994 amounts as restated, see Note 8)
(in thousands)
                                                    For the six months ended
                                                                June 30,


                                                          1994        1993
Cash flows from operating activities:
     Net (loss) income                                     $ (3,487)    $ 3,292
     Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
      Depreciation and amortization                           6,305       6,506
      Cumulative effect of accounting change                  5,130          --
      Decrease in deferred income taxes                        (937)     (1,548)
      Compensation expense for ESOP, net                        170          --
      Loss (gain) on disposal of assets                         465      (1,832)
      Undistributed residual value interests                    216        (336)
      Minority interest in net income of subsidiaries            26         -0-
      (Decrease) increase in payables and
       other liabilities                                     (6,028)      1,781
      Decrease (increase) in receivables and
       receivables from affiliates                            2,082      (4,554)
      Cash distributions from affiliates in excess of
     (less than) income accrued                                 255        (130)
      (Increase) decrease in other assets                      (391)        998
      Purchase of equipment for lease                          (842)       (618)
      Proceeds from sale of equipment for lease               2,763         438
      Purchase of assets held for sale to affiliates         (7,364)     (5,007)
      Proceeds from sale of assets held for sale to
      affiliates                                              3,695      20,659
      Financing of assets held for sale to affiliates         2,953         -0-
       Repayment of financing for assets held for sale
     to affiliates                                           (2,953)        -0-
Net cash provided by operating activities                     2,058      19,649

Cash flows from investing activities:
     Additional investment in affiliates                        (51)       (420)
  Proceeds from the sale of investments                          89         -0-
     Proceeds from the maturity and sale of restricted
    marketable securities                                    17,516      39,059
     Purchase of restricted marketable securities           (14,633)    (42,736)
     (Increase) decrease in restricted cash and cash
    equivalents                                              (5,618)      7,376
  Acquisition of subsidiaries                                (1,013)        -0-
       Net cash (used in) provided by investing activities   (3,710)      3,279

Cash flows from financing activities:
  Proceeds from long-term equipment loans                    45,079         -0-
     Principal payments under equipment loans               (45,182)    (23,292)
     Cash dividends paid on Preferred Stock                    (934)    (1,034)
     Payments received from ESOP Trustee                        834          --
  Proceeds from exercise of stock options                        19         -0-
       Net cash used in financing activities                   (184)    (24,326)

Net decrease in cash and cash equivalents                    (1,836)     (1,398)
Cash and cash equivalents at beginning of period             19,685       9,407
Cash and cash equivalents at end of period                 $ 17,849    $  8,009

Supplemental information:

     Interest paid during the period                       $  4,521    $  5,719

     Income taxes paid during the period                   $  4,007    $    610

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

2. In the first six months of 1994, 14,999 common shares were issued for the exercise of stock options. In addition, in exchange for an equal number of preferred shares 14,809 common shares were taken out of treasury stock and issued to former participants in the Company's Employee Stock Ownership Plan. Consequently, the total common shares outstanding increased to 10,495,114 at June 30, 1994, from the 10,465,306 outstanding at December 31, 1993. Net
            (loss) income per common share was computed by dividing net (loss) income to common shares by the weighted average number of shares of common stock deemed outstanding during the period, which includes the Employee Stock Ownership Plan ("ESOP") convertible preferred shares committed to be released as prescribed under the American Institute of Certified Public Accountants' Statement of Position 93-6 ("SOP 93-6") which the Company has adopted (refer to Footnote 8). Dilution that could result from the issuance of stock options is not material.


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


7. In June 1994, the Company closed a new $45.0 million senior loan facility, with a syndicate of insurance companies, and repaid the existing senior loan. The new facility has a seven year term with quarterly interest-only payments through March 31, 1997. Quarterly principal payments of $2.6 million, plus interest charges begin on June 30, 1997, through the termination of the loan in June 2001. Interest on $35.0 million of the debt is fixed at 9.78% per annum and the remaining $10.0 million floats based on LIBOR plus 2.75% per annum and adjusts quarterly. The facility is secured by all of the Company's transportation-related equipment assets and associated leases. The facility provides that equipment sale proceeds or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants.

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

            Termination of the ESOP will result in the distribution to each ESOP participant (or transfer to the participant's account in the Company's profit sharing plan) of shares of PLM Common Stock, and the Preferred Stock which has been allocated to such participant's account as of the date of termination will be canceled. Assuming termination on or about December 31, 1994, it is estimated that approximately 2,200,000 common shares will be distributed to (or transferred to the accounts of) a total of approximately 315 ESOP participants, including up to 410,000 shares distributed on or before termination of the Plan to Participants who are no longer employees of the Company. All such shares would be freely tradeable and listed on the AMEX.

            Shares of Preferred Stock held by the ESOP which have not been allocated to participants' accounts at the date of termination (i.e. approximately 2,700,000 shares assuming termination on or about December 31,
            1994) will cease to be outstanding upon termination, and concurrent with the termination, all indebtedness of the ESOP then owing to the Company will either be repaid or rendered uncollectible. In addition, the corresponding bank indebtedness of the Company related to the ESOP will be repaid using restricted cash and marketable securities collateral. As of June 30, 1994, the principal amount of this indebtedness was $50.3 million and it was fully secured by restricted cash collateral and marketable securities. Depending on prevailing interest rates at the time of termination, gain or loss may be recognized on the liquidation of the collateral to be used to repay this indebtedness.

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


            As a result of the termination, the cost recorded for previously allocated ESOP shares will be adjusted as required by current accounting principles which were recently impacted by SOP 93-6. The impact of this change in accounting for allocated shares will be reflected as a reduction to income to common shareholders of approximately $5.1 million and will result in a corresponding increase to additional paid in capital. The Company's total stockholders' equity will not be impacted by this accounting charge for the allocated shares.

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

(B)           Costs and Expenses

              1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.9 million (17%) for the three months ended June 30, 1994, from the same period in 1993. The increase resulted from $1.2 million in costs associated with the operation of Aeromil. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

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

              4. General and administrative expenses decreased $0.5 million (17%) during the quarter ended June 30, 1994, compared to a similar period in 1993. The decrease is a result of lower compensation expense, due to staff reductions, and lower professional service costs.

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

              3. Interest income decreased $0.5 million (38%) during the quarter ended June 30, 1994, compared to the similar period in 1993. The reduced interest income resulted from reduced marketable securities and cash balances, and from the adoption of SOP 93-6 which eliminates the recognition of interest income on the Company's internal loan to the ESOP. This was partially offset by an increase in interest rates.

              4. The benefit for income taxes for the three months ended June 30, 1994, of $0.4 million reflects the entire tax benefit of the ESOP. For the quarter ended June 30, 1993, the Company's provision for income taxes was $0.9 million, which represented an effective rate of 36% and included the tax benefit of preferred dividend on only the ESOP shares allocated to ESOP participants. As required by Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), and the Company's previous accounting for the ESOP, the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants. With the adoption of SOP 93-6, the tax benefit for all ESOP shares is reflected as a benefit in the provision for income tax.

(D)           Net (Loss) Income

              For the three months ended June 30, 1994, net income was $0.6 million. In addition, $0.6 million is reflected for the imputed preferred dividend on allocated ESOP shares, resulting in essentially no net (loss) income to common shareholders, and essentially no (loss) income per common share. In comparison, for the same period in 1993, net income was $1.7 million and the net income available to common shareholders was $0.5 million, with income per common share of $0.04.


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

(B)           Costs and Expenses

              1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $1.3 million (13%) for the six months ended June 30, 1994, from the same period in 1993. The increase resulted from $1.9 million in costs associated with the operation of Aeromil. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio.

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

              4. General and administrative expenses decreased $0.3 million (6%) during the six months ended June 30, 1994, compared to the similar period in 1993. The decrease is a result of lower compensation expense, due to of staff reductions, and lower professional service costs.

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

              3. Interest income decreased $1.1 million (39%) in the six months ended June 30, 1994, compared the same period in 1993. The reduced interest income resulted from reduced marketable securities and cash balances, and the adoption of SOP 93-6, which eliminates the recognition of interest income on the Company's internal
                    loan to the ESOP.   This partially offset by an
                    increase in interest rates.

              4. The benefit for income taxes for the six months ended June 30, 1994, of $0.5 million reflects the entire tax benefit of the ESOP. For the six months ended June 30, 1993, the Company's provision for income taxes was $1.8 million, which represented an effective rate of 36%, and included the tax benefit of the preferred dividend on only the ESOP shares allocated to ESOP participants. Under Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), and the Company's previous accounting for the ESOP, the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants. With the adoption of SOP 93-6, the tax benefit for al ESOP shares is reflected as a benefit in the provision for income tax.

(D)           Net (Loss) Income

              For the six months ended June 30, 1994, net income before the cumulative effect of the accounting change was $1.6 million. In addition, $1.1 million is required for the imputed preferred dividend on allocated ESOP shares, resulting in net income to common shareholders before the cumulative effect of the accounting change of $0.5 million and income per common share of $0.04. In comparison, for the same period in 1993, net income was $3.3 million and the net income available to common shareholders was $0.8 million, with income per common share of $0.08.

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

Liquidity throughout 1994 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(A)           Debt Financing:

              Senior Debt: On June 30, 1994, the Company closed a new $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The facility provides that equipment sale proceeds or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. The facility requires quarterly interest only payments through March 31, 1997 with quarterly principal payments of $2.6 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

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

              The Company elected in the third quarter to adopt Statement of Position 93-6 "Employers Accounting for Employee Stock Ownership Plans" (SOP 93-6), which requires the previously issued financial statements to be restated to reflect the change in accounting as of January 1, 1994. SOP 93-6 requires different accounting treatment for certain items relating to the ESOP than those previously used by the Company. (Refer to Footnote 8)

(C)           Portfolio Activities:

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

Directors whose terms continued after the Annual Meeting of Stockholders held on May 26, 1994 are as follows<F1>:

            CLASS II (TERMS EXPIRE IN 1995)

                J. Alec Merriam
                Robert L. Pagel

            CLASS III (TERM EXPIRES IN 1996)

                Allen V. Hirsch

            CLASS I (TERMS EXPIRE IN 1997)

                Walter E. Hoadley
                Robert N. Tidball

[FN]

<F1>        Harold R. Somerset joined the Board of Directors on
            July 19, 1994 as a Class III director.

[/FN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PLM INTERNATIONAL, INC.







                David J. Davis
                Vice President and Corporate
                Controller


Date: November 11, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PLM INTERNATIONAL, INC.






                /s/ David J. Davis
                David J. Davis
                Vice President and Corporate
                Controller


Date: November 11, 1994