Form 10-Q
period 1994-09-30
PLM INTERNATIONAL INC
filed 1994-11-14
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                       ___________________
                                            FORM 10-Q


               [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the fiscal quarter ended September 30, 1994.

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Common Stock - $.01 Par Value; Outstanding as of November 11, 1994
- - - - 9,579,413 shares


                                     PLM INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                                      September 30,      December 31,
                                                          1994              1993
                                                               (in thousands)
                                             ASSETS

Cash and cash equivalents                               $ 19,886           $ 19,685
Receivables                                                6,183              6,037
Receivables from affiliates                                9,008             10,981
Assets held for sale                                       6,265                -0-
Equity interest in affiliates                             17,024             17,707
Transportation equipment held for
 operating leases                                        180,128            205,810
 Less accumulated depreciation                          (103,116)          (105,122)
                                                          77,012            100,688
Restricted cash and cash equivalents                      22,771              7,055
Restricted marketable securities                          29,033             44,469
Other                                                     11,856             11,098

    Total assets                                        $199,038           $217,720

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Senior secured debt                                   $ 45,000           $ 45,000
  Bank debt related to ESOP                               47,329             50,280
  Other secured debt                                       3,584              2,839
  Subordinated debt                                       28,000             31,000
  Payables and other liabilities                          12,510             18,082
  Deferred income taxes                                   14,934             19,386
    Total liabilities                                    151,357            166,587

Minority Interest                                            392                -0-

Shareholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, 4,901,474 at September 30,
   1994, and 4,916,301 at December 31, 1993,
   series A Convertible shares issued and
   outstanding, aggregate $63,719,162 at
   September 30, 1994, and $63,911,913 at
   December 31, 1993, ($13 per share)
   liquidation preference at paid-in amount               59,306             63,569
  Unearned compensation/Loan to ESOP on
   ESOP shares                                           (37,228)           (50,280)
                                                          22,078             13,289
  Common stock, $.01 par value, 50,000,000
   shares authorized, 10,501,780 shares issued
   and outstanding at September 30, 1994,
   (excluding 417,209 shares held in treasury)
   and 10,465,306  at December 31, 1993,
   (excluding 432,018 shares held in treasury)               109                109
  Paid in capital, in excess of par                       55,786             55,557
  Treasury stock                                            (100)              (131)
                                                          55,795             55,535
  Accumulated deficit                                    (30,584)           (17,691)
    Total shareholders' equity                            47,289             51,133

    Total liabilities, minority interest,
      and shareholders' equity                          $199,038           $217,720


                      See accompanying notes to these financial statements.


                                  PLM INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)


                                                For the three months     For the nine months
                                                 ended September 30,     ended September 30,

                                                   1994       1993          1994      1993
Revenues:
  Operating leases                                $  6,855  $  8,222     $  22,102  $ 26,024
  Management fees, partnership interests,
    and other fees                                   3,954     5,453        13,145    17,068
  Commissions                                        1,141     1,540         3,881     6,521
  Sales and brokerage                                1,214       -0-         3,361       -0-
  (Loss) gain on the disposal of trans-
    portation equipment, net                          (109)     (143)         (574)    1,645
  Other                                                268       315           856       649
    Total revenues                                  13,323    15,387        42,771    51,907

Costs and expenses:
  Operations support                                 6,149     4,104        17,731    14,393
  Depreciation and amortization                      3,106     2,722         9,411     9,228
  Commissions                                        1,194     1,720         4,067     7,043
  General and administrative                         3,096     2,886         7,861     7,943
  Reduction in carrying value of certain
   assets                                            4,247       930         4,247       930
    Total costs and expenses                        17,792    12,362        43,317    39,537

Operating (loss) income                             (4,469)    3,025          (546)   12,370

Interest expense                                     2,602     2,962         7,310     9,496
Other (expense) income, net                         (2,619)      347        (2,349)      (88)
Interest income                                        963     1,326         2,643     4,065
(Loss) income before income taxes                   (8,727)    1,736        (7,562)    6,851

(Benefit) provision for income taxes                (3,485)      -0-        (3,963)    1,823


Net (loss) income before cumulative effect
  of accounting change                              (5,242)    1,736        (3,599)    5,028

Cumulative effect of accounting change                  --        --         5,130        --

Net (loss) income                                   (5,242)    1,736        (8,729)    5,028

Preferred dividend imputed on allocated shares         562       341         1,686     1,023
Preferred dividend imputed on unallocated shares
  (net of $522 and $1,566 income tax benefit
  for the three and nine months ended
  September 30, 1993)                                  --        895           --      2,685

Net (loss) income to common shares                 $(5,804) $    500      $(10,415) $  1,320

(Loss) earnings per common share outstanding       $ (0.46) $   0.05      $  (0.83) $   0.13





                      See accompanying notes to these financial statements.


                                     PLM INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                  For the nine months ended
                                                         September 30,
                                                                 1994        1993
Cash flows from operating activities:
  Net (loss) income                                            $ (8,729)    $ 5,028
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
   Depreciation and amortization                                  9,411       9,228
   Cumulative accounting change                                   5,130          --
   Restructuring adjustments                                        -0-         930
   Decrease in deferred income taxes                             (4,573)     (1,552)
   Compensation expense for ESOP                                    255          --
   Loss (gain) on disposal of assets                                574      (2,287)
   Reduction in carrying value of certain assets                  4,247         -0-
   Undistributed residual value interests                           405        (335)
   Minority interest in net income
    of subsidiaries                                                  56         -0-
   (Decrease) increase in payables
     and other liabilities                                       (5,872)      2,020
   Increase in receivables and receivables from
     affiliates                                                   4,374      (1,151)
   Cash distributions from affiliates in excess of
     income accrued                                                 488         266
   Decrease in other assets                                         950         335
   Purchase of equipment for lease                                 (821)     (1,211)
   Proceeds from sale of equipment for lease                     10,056      25,518
   Purchase of assets held for sale to affiliates               (11,455)    (18,105)
   Proceeds from sale of assets held for sale to
     affiliates                                                   5,190      18,105
   Financing of assets held for sale to affiliates                2,953      14,404
   Repayment of financing assets held for
    sale to affiliates                                           (2,953)    (14,404)
Net cash provided by operating activities
    to affiliates                                                 9,686      36,789

Cash flows from investing activities:
  Additional investment in affiliates                              (210)       (497)
  Proceeds from the sale of residual options
   and other investments                                             89         365
  Proceeds from the maturity and sale of restricted
    marketable securities                                        30,872      65,459
  Purchase of restricted marketable securities                  (15,436)    (70,323)
  (Increase) decrease in restricted cash and cash
    equivalents                                                 (15,716)     12,087
  Acquisition of subsidiaries                                    (1,013)        -0-
    Net cash (used in) provided by
     investing activities                                        (1,414)      7,091

Cash flows from financing activities:
  Proceeds from long-term equipment loans                        45,366         -0-
  Principal payments under loans                                (51,237)    (31,139)
  Principal payments under leveraged employee
   stock ownership plan                                              --       2,695
  Cash dividends paid on Preferred Stock                         (7,007)     (7,032)
  Payments received from ESOP Trustee                             4,739         -0-
  Proceeds from exercise of stock options                            68         -0-
    Net cash used in financing activities                        (8,071)    (35,476)

Net increase in cash and cash equivalents                           201       8,404
Cash and cash equivalents at beginning of period                 19,685       9,407
Cash and cash equivalents at end of period                     $ 19,886    $ 17,811

Supplemental information:
  Interest paid during the period                              $  7,674    $  8,548

  Income taxes paid during the period                          $  4,007    $    664


                      See accompanying notes to financial statements.

                            PLM INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1994


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1994, and the statements of operations for the three and nine months ended September 30, 1994, and 1993 and the statements of cash flows for the nine months ended September 30, 1994, and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2. In the first nine months of 1994, 21,665 common shares were issued for the exercise of stock options. In addition, in exchange for an equal number of preferred shares, 14,809 common shares were taken out of treasury stock and issued to former participants in the Company's Employee Stock Ownership Plan. Consequently, the total common shares outstanding increased to 10,501,780 at September 30, 1994, from the 10,465,306 outstanding at December 31, 1993 (see, Subsequent Events, Note 13). Net (loss) income per common share was computed by dividing net (loss) income to common shares by the weighted average number of shares of common stock deemed outstanding during the period which includes the Employee Stock Ownership Plan ("ESOP") convertible preferred shares committed to be released as prescribed under the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6"), which the Company has adopted (Refer to Footnote 4). Dilution that could result from the issuance of stock options is not material.

3. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

4. The Company's Board of Directors has announced its intention to terminate the Company's ESOP. The termination is contingent on, among other things, the receipt of a favorable IRS determination letter as to the qualified status of the ESOP as of the date of termination under the rules and regulations of the Internal Revenue Code (the "Code"). Upon termination of the ESOP, each share of Series A Preferred Stock held by the ESOP (the "Preferred Stock") which has been allocated to ESOP participants will automatically convert to one share of Common Stock. In addition, an amendment to the Company's Certificate of Designation of Series A Preferred Stock (the "Certificate of Designations") has been submitted to the PLM shareholders for approval prior to termination of the ESOP. Under the proposed amendment, the allocated shares of Preferred Stock would also automatically convert to common shares in the event those shares are transferred to the trustee of the Company's profit sharing plan.

            Termination of the ESOP will result in the distribution to each ESOP participant (or transfer to the participant's account in the Company's profit sharing plan) shares of PLM Common Stock, and the Preferred Stock which has been allocated to such participant's account as of the date of termination will be canceled. Assuming termination on or about December 31, 1994, it is estimated that approximately 2,200,000 common shares will be distributed to (or transfered to the accounts of) a total of approximately 315 ESOP participants, including up to 410,000 or more shares distributed on or about November 18, 1994 to participants who are no longer employees of the Company. All such shares would be freely tradeable and listed on the AMEX.

            Shares of Preferred Stock held by the ESOP which have not been allocated to participants' accounts at the date of termination (i.e. approximately 2,700,000 shares assuming termination on or about December 31,
            1994) will cease to be outstanding upon termination, and concurrent with the termination, all indebtedness of the ESOP then owing to the Company will either be repaid or rendered uncollectible. In addition, the corresponding bank indebtedness of the Company related to the ESOP will be repaid using restricted cash and marketable securities collateral. As of September 30, 1994, the principal amount of this indebtedness was $47.3 million and it was fully secured by restricted cash collateral and marketable securities. The Company has charged to earnings approximately $0.5 million to reflect the adjustment to current market value for this collateral. Depending on prevailing interest rates at the time of termination, gain or loss may be recognized on the liquidation of the collateral to be used to repay this indebtedness.

            Termination of the ESOP and the related ESOP loan will eliminate payment by the Company of the annual dividend on the Preferred Stock now held by the ESOP. For the year ended December 31, 1993, the aggregate pretax amount of this dividend was $7.0 million. Termination of the ESOP will also result in a 10% excise tax imposed by the Code on the "amount realized" by the ESOP from the disposition of the unallocated shares held by the ESOP on the date of termination. Although the amount of this one-time tax is not presently known, based on the Company's assessment of the valuation of the unallocated shares, the amount is currently estimated at less than $1.0 million. This excise tax, if any, is payable seven months after the close of the calendar year of termination and will be charged to earnings in the year of termination. The Company also anticipates that approximately $2.7 million of previously paid, unamortized ESOP loan fees and other costs will be charged to earnings in the year of termination, which together with the currently estimated amount of the 10% excise tax and income tax benefits, will result in a reduction in shareholders' equity of approximately $2.8 million. Of this amount the Company has expensed $2.2 million in the third quarter ($1.4 net of tax).

            As a result of the termination, the cost recorded for previously allocated ESOP shares will be adjusted as required by current accounting principles which were recently impacted by SOP 93-6.

            On November 22, 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) which changes the way companies report transactions with leveraged employee stock ownership plans ("ESOPs") for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees net of the imputed dividend on allocated shares; (ii) interest received on the loan to the ESOP is not recorded as income; (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders, and (iv) the previously reported loan to Employee Stock Ownership Plan is not recognized under SOP 93-6, instead an amount representing the unearned compensation related to the unallocated shares is reported as a reduction of Preferred Stock. The Company elected to adopt SOP 93-6 in the third quarter, which required the previously issued financial statements to be restated for the change in accounting as of January 1, 1994. The adoption of SOP 93-6 resulted in a non-cash charge to earnings of $5.1 million for the impact of the change in accounting principle and was recorded as of the beginning of the year of adoption. Additionally, SOP 93-6 eliminates the recognition of interest income on the Company's loan to the ESOP and records the entire tax benefit of the ESOP as a reduction in income tax expense.

5. The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, is held for sale to an affiliated partnership, or is being marketed for sale by the Company's aircraft leasing and spare parts brokerage subsidiary. Transportation equipment held for operating leases at December 31, 1993, includes equipment classified as held for sale in previous reports. At September 30, 1994, $5.9 million in trailers was held for sale to one or more affiliated Partnerships and $0.4 million in aircraft inventory was held for sale to third parties by the Company's aircraft leasing and spare parts brokerage subsidiary.

6. As of January 1, 1994, the Company has adopted Statement of Financial Accounting Standards No. 115 ("Accounting For Certain Investments in Debt and Equity Securities") ("SFAS No. 115"). Due to the decision by the Company to terminate its ESOP (refer to Note 4), certain marketable securities that collateralize the outside ESOP loan have been reclassified. All marketable securities with a maturity date prior to December 31, 1994, continue to be classified as held to maturity securities. These marketable securities are reported on the balance sheet at amortized cost and any unrealized gains and losses have not been recorded. Marketable securities with a maturity date after December 31, 1994, have been classified as trading securities and are reported on the balance sheet at their estimated fair market value and the corresponding unrealized gains and losses have been included in the calculation of earnings.

7. In February 1994, the Company completed the purchase of a majority interest in Aeromil Australia Pty Ltd ("Aeromil"). Aeromil is an aircraft dealer specializing in local and international marketing and brokerage of business, commuter, and commercial aircraft. The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price is allocated to assets and liabilities based on the estimated fair value at the date of acquisition. Goodwill will be amortized over ten years. The portion of Aeromil not owned by the Company is shown as minority interest on the balance sheet. Minority interest in net income of subsidiaries is included in other expense for the three and nine months ended September 30, 1994.

8. In June 1994, the Company closed a new $45.0 million senior loan facility, with a syndicate of insurance companies, and repaid the existing senior loan. The new facility has a seven year term with quarterly interest-only payments through March 31, 1997. Quarterly principal payments of $2.1 million, plus interest charges begin on June 30, 1997, through the termination of the loan in June 2001. Interest on $35.0 million of the debt is fixed at 9.78% per annum and the remaining $10.0 million floats based on LIBOR plus 2.75% per annum and adjusts quarterly. The facility is secured by all of the Company's transportation-related equipment assets and associated leases. The facility provides that equipment sale proceeds or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants.

9. In June 1994, the Company amended its Warehousing Line of Credit facility. The amendment extended the facility until September 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

10. The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

11. In July 1994, the Company repaid $3.0 million of its subordinated debt.

Subsequent Events:

12. In October 1994, the Company repaid $5.0 million of its subordinated debt at discount of $0.5 million.

13. In October 1994, the Company repurchased 922,367 shares of its common stock at $3.25 per share.

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

For the Three Months Ended September 30, 1994, vs. September 30,
1993

(A)           Revenues

              The Company's total revenues for the quarters ended September 30, 1994, and 1993 were $13.3 million and $15.4 million, respectively. The decrease in 1994 revenues is principally composed of a 17% decrease in operating lease revenue, a 30% decrease in management fees, partnership interests, and other fees, a 26% decrease in commissions, partially offset by a $1.2 million increase in sales and brokerage revenue.

              1.    Operating Lease Revenues - $6.9 million vs.
                    $8.2 million

                 For the three months ended September 30, 1994, the Company had a cost average of $190.6 million of equipment in its operating lease portfolio, which is approximately $5.9 million less than the original cost of equipment held during the third quarter of 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets including one of its two marine vessels, and a net reduction of 18% in its marine container portfolio compared to the third quarter of 1993.

                 The reduction in equipment available for lease is the primary reason marine vessel and marine container lease revenue decreased by $1.0 million and $0.1 million, respectively.

              2.    Management Fees, Partnership Interests, and
                    Other Fees - $4.0 million vs. $5.5 million

                 Management fees decreased approximately $0.2 million for the quarter ended September 30, 1994, as compared to the third quarter of 1993. These fees are, for the most part, based on the revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment increase management fees. Equipment managed at September 30, 1994, and 1993 (measured at original cost) amounted to $1.11 billion and $1.12 billion, respectively. The decrease in management fees resulted from a reduction in assets under management and from lower lease rates for equipment. The Company also records as revenues its equity interest in the earnings of the Company's affiliated partnerships, which revenues were approximately the same as the third quarter of 1993.

                 Acquisition and lease negotiation fees are earned on the amount of equipment purchased and leased on behalf of syndicated investment programs. Debt placement fees are earned for debt placed in the investment programs. These fees are governed by applicable program agreements and securities regulations. During the third quarter of 1994, there was $9.0 million of equipment purchases on behalf of various investor programs and partnerships compared to $33.7 million in the same period of 1993, resulting in a $1.5 million decrease in acquisition and lease negotiation fees. In addition, there as a $0.2 million increase in debt placement fees during the third quarter of 1994.

                 The Company also receives a residual interest in the net equipment purchased by the affiliated partnerships. Income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of affiliated partnerships. Residual interest income decreased $0.2 million as a result the reduction in equipment acquisitions for the affiliated partnerships in the third quarter of 1994.

              3.    Commissions - $1.1 million vs. $1.5 million

                 Commission revenue is derived from raising syndicated equity for Company-sponsored investment programs. Commission revenue consists of placement fees which are earned on the amount of equity raised.

                 During the three months ended September 30, 1994, program equity raised totaled $12.9 million, compared to $17.3 million in the same period of 1993, resulting in a decrease in placement commissions of $0.4 million. Syndication equity raising efforts are influenced by many factors, including general economic conditions, performance of comparable investments, and the number of firms that undertake to sell Company-sponsored programs. There can be no assurances that future syndication sales will perform as well as or better than prior periods.

              4. Sales and Brokerage - $1.2 million vs. $-0-million

                 Sales and brokerage revenue is revenue earned by Aeromil, the Company's aircraft leasing and spare parts brokerage subsidiary acquired in February
                 1994.

              5.    (Loss) Gain on the Disposal of Transportation
                    Equipment - ($0.1) million in 1994 and 1993

                 The loss on the disposal of transportation equipment in 1994 resulted primarily from the net loss on the disposition of trailers and marine containers partially offset by net gains on the dispositions of one marine vessel and one aircraft in the normal course of business. The net loss in 1993 resulted from the sale of two aircraft.

              6.    Other - $0.3 million in 1994 and 1993

                 Other revenues are principally insurance premiums earned by Transportation Equipment Indemnity Company Ltd., a captive insurance company, and revenue earned for data processing services provided to the Company's affiliated partnerships.

(B)           Costs and Expenses

              1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $2.0 million (50%) for the three months ended September 30, 1994, from the same period in 1993. The increase resulted principally from $1.1 million in costs associated with the operation of Aeromil, a $0.4 million management bonus recorded in the third quarter of 1994, which was recorded in the fourth quarter of 1993 and a $0.3 million increase in the provision for bad debts.

              2. Depreciation and amortization increased $0.4 million (14%) for the three months ended September 30, 1994, from the same period in 1993. A major component of the increase resulted from an increase in the depreciation rates on one marine vessel and certain aircraft.

              3. Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid for certain leasing activities. Commission expenses for the three months ended September 30, 1994, decreased $0.5 million (31%) from a similar period in 1993. The reduction is the result of lower equity syndication levels.

              4. General and administrative expenses increased $0.2 million (7%) during the quarter ended September 30, 1994, compared to a similar period in 1993. The increase is principally the result of a management bonus recorded in the third quarter of 1994. In 1993, the management bonus was recorded in the fourth quarter. This increase was partially offset by lower professional service costs.

              5. In the third quarter of 1994, as part of the Company's ongoing analysis of asset performance, the Company completed an extensive analysis of its transportation equipment portfolio resulting in valuation adjustments to the estimated net realizable values of certain equipment totalling $4.2 million, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

                 In the third quarter of 1993, the Company adjusted the value of certain equipment to its estimated net realizable value by $0.9 million, including adjustments to railcars ($0.4 million), aircraft ($0.2 million), marine containers ($0.2 million), and trailers ($0.1 million).

(C)           Other Items

              1. Interest expense decreased $0.4 million (12%) during the quarter ended September 30, 1994, compared to the similar period in 1993 as a result of reduced debt levels, partially offset by increased interest rates.

              2. Other (expense) income was expense of $2.6 million in the third quarter of 1994, compared to income of $0.3 million in the third quarter of 1993. The change is a result of accelerating the amortization of the ESOP loan fees as a result of the planned termination of the Company's ESOP in 1994 ($2.0 million), a reduction in the carrying value of certain marketable securities ($0.5 million) and investments ($0.1 million) in 1994, and the gain on the sale of an option contract in 1993 ($0.2 million).

              3. Interest income decreased $0.4 million (27%) during the quarter ended September 30, 1994, compared to the similar period in 1993. The decreased interest income resulted from the adoption of SOP 93-6 which eliminates the recognition of interest income on the Company's internal loan to the ESOP. This was offset in part by an increase in interest rates on investments.

              4. The benefit for income taxes for the three months ended September 30, 1994, of $3.5 million reflects the entire tax benefit of the ESOP. For the quarter ended September 30, 1993, the provision for income taxes was offset by the tax benefit on the allocated ESOP shares. Under Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), and the Company's previous method of accounting for the ESOP, the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants. With the adoption of SOP 93-6, the entire tax benefit for the ESOP is reflected as a benefit in the provision for income taxes.

(D)           Net (Loss) Income

              For the three months ended September 30, 1994, net loss was $5.2 million. In addition, $0.6 million is required for the imputed preferred dividend on allocated ESOP shares, resulting in a net loss to common shareholders of $5.8 million and a loss per common share of $0.46. In comparison, for the same period in 1993, net income was $1.7 million and the net income available to common shareholders was $0.5 million, with income per common share of $0.05.


For the Nine Months Ended September 30, 1994, vs. September 30,
1993

(A)           Revenues

              The Company's total revenues for the nine months ended September 30, 1994, and 1993 were $42.8 million and $51.9 million, respectively. The decrease in 1994 revenues is principally composed of a 15% decrease in operating lease revenue, a 23% decrease in management fees, partnership interests and other fees, a 40% decrease in commissions, and a loss on the disposal of transportation equipment, partially offset by a $3.4 million increase in sales and brokerage revenue.

              1.    Operating Lease Revenues - $22.1 million vs.
                    $26.0 million

                 For the nine months ended September 30, 1994, the Company had an average $187.7 million of equipment in its operating lease portfolio, which is $15.4 million less than the original cost of equipment held during the first nine months of 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in the sale of almost its entire railcar portfolio, a 50% reduction in its marine vessel fleet , and a net reduction of 18% in its marine container portfolios compared to 1993.

                 The reduction in equipment available for lease and lower utilization rates are the primary reasons trailer, marine vessel, rail, aircraft, and marine container revenue were reduced by $1.2 million, $1.1 million, $0.7 million, $0.6 million, and $0.3 million, respectively.


              2.    Management Fees, Partnership Interests and
                    Other Fees - $13.1 million vs. $17.1 million

                 Management fees increased $0.5 million for the nine months ended September 30, 1994, as compared to the first nine months of 1993. Equipment managed at September 30, 1994, and 1993 (measured at original costs) amounted to $1.11 billion and $1.12 billion, respectively. The increase in management fees resulted from an increase in utilization rates for equipment. The partnership agreements allow higher management fees on full service railcar leases than the Company has previously recognized. The Company recognized additional fees of $0.2 million in the second quarter of 1994, for these past services. The Company also records as revenues its equity interest in the earnings of the Company's affiliated partnerships which revenues increased $0.1 million in the nine months ended September 30, 1994, compared to similar period in 1993.

                 On behalf of various investor programs and partnerships, a total of $40.9 million of equipment was purchased during the nine months ended September 30, 1994, compared to $111.1 million in the same period of 1993, resulting in a $3.6 million decrease in acquisition and lease negotiation fees.

                 Residual interest income decreased $0.7 million as a result of decreased equipment acquisitions for the affiliated partnerships.

              3.    Commissions - $3.9 million vs. $6.5 million

                 During the nine months ended September 30, 1994, program equity raised totaled $43.5 million, compared to $74.0 million in the same period of 1993, resulting in a decrease in placement commissions of $2.6 million.
              4. Sales and Brokerage - $3.4 million vs. $-0-million

                 Sales and brokerage revenue is revenue earned by Aeromil, the Company's aircraft leasing and spare parts brokerage subsidiary acquired in February
                 1994.

              5.    (Loss) Gain on the Disposal of Transportation
                    Equipment - ($0.6) million vs. $1.6 million

                 The loss on the disposal of transportation equipment in 1994 resulted primarily from the net loss on the disposition of trailers and marine containers partially offset by net gains on the sale of three aircraft and one marine vessel in the normal course of business. The net gain in 1993 was primarily the result of the Company's decision to sell substantially all of its railcar fleet.

              6.    Other - $0.9 million vs. $0.6 million

                 Other revenues are principally insurance premiums earned by Transportation Equipment Indemnity Company Ltd., a captive insurance company, and revenue earned for data processing services provided to the Company's affiliated Partnerships.


(B)           Costs and Expenses

              1. Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $3.3 million (23%) for the nine months ended September 30, 1994, from the same period in 1993. The increase resulted from $3.0 million in costs associated with the operation of Aeromil, a $0.5 million increase in the provision for bad debts and from a management bonus recorded in the third quarter of 1994. In 1993, the management bonus was recorded in the fourth quarter. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio and lower professional service costs.

              2. Depreciation and amortization expense increased $0.2 million (2%) for the nine months ended September 30, 1994, as compared to the similar period in 1993. A major component of the increase resulted from an increase in the depreciation rates on one marine vessel and certain aircraft, which was partially offset by the reduction in depreciable equipment.

              3. Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid for certain leasing activities. Commission expenses for the nine months ended September 30, 1994, decreased $3.0 million (42%) from the similar period in 1993. The reduction is the result of lower equity syndication levels.

              4. General and administrative expenses decreased $0.1 million (1%) during the nine months ended September 30, 1994, compared to the similar period in 1993. The decrease resulted principally from a decrease in professional service costs.

              5. In 1994, as part of the Company's ongoing analysis of asset performance, the Company completed an extensive analysis of its transportation equipment portfolio resulting in valuation adjustments to the estimated net realizable values of certain equipment totalling $4.2 million, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

                 For the nine months ended September 30, 1993, the Company adjusted the value of certain equipment to its estimated net realizable value by $0.9 million, including adjustments to railcars ($0.4 million), aircraft ($0.2 million), marine containers ($0.2 million), and trailers ($0.1 million).

(C)           Other Items

              1. Interest expense decreased $2.2 million (23%) during the nine months ended September 30, 1994, compared with the same period in 1993 as a result of reduced debt levels, partially offset by increased interest rates.

              2. Other (expense) income was an expense of $2.3 million in the first nine months of 1994, compared to an expense of $0.1 million in the first nine months of 1993. The change is a result of the write-off of unamortized loan fees related to the termination of the Company's ESOP ($2.0 million), as well as a reduction in the carrying value of certain marketable securities ($0.4 million).

              3. Interest income decrease $1.4 million (35%) in the nine months ended September 30, 1994, compared to the same period in 1993. The reduced interest income resulted from the adoption of SOP 93-6 which eliminates the recognition of interest income on the Company's internal loan to the ESOP.


              4. The benefit for income taxes for the nine months ended September 30, 1994, of $4.0 million reflects the entire tax benefit of the ESOP. For the nine months ended September 30, 1993, the Company's provision for income taxes was $1.8 million, which represented an effective rate of 27% and included the tax benefit of the preferred dividend on only the ESOP shares allocated to ESOP participants. Under Statement of Financial Accounting Standards No. 109 ("Accounting For Income Taxes") ("SFAS No. 109"), and the Company's previous method of accounting for the ESOP, the ESOP dividend is presented net of the tax benefit on ESOP shares not allocated to participants. With the adoption of SOP 93-6, the tax benefit for all ESOP shares is reflected as a benefit in the provision for income tax.

(D)           Net (Loss) Income

              For the nine months ended September 30, 1994, net loss was $8.7 million. In addition, $1.7 million is required for the imputed preferred dividend on allocated ESOP shares, resulting in a net loss to common shareholders of $10.4 million and a loss per common share of $0.83. In comparison, for the same period in 1993, net income was $5.0 million and the net income available to common shareholders was $1.3 million, with income per common share of $0.13.

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

Liquidity throughout 1994 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(A)           Debt Financing:

              Senior Debt: On June 30, 1994, the Company closed a new $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The facility provides that equipment sale proceeds or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. The facility requires quarterly interest only payments through March 31, 1997 with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

              Subordinated Debt:  In July and October 1994, the
              Company repaid $3.0 and $5.0 million of its subordinated debt, respectively.

              Bridge Financing: Assets held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on June 28, 1994. The amendment extended the facility until September 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

              This facility, which is shared with PLM Equipment Growth and Income Fund VII ("EGF VII"), allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80 percent financing, and the Company or EGF VII uses working capital for the non-financed costs of these transactions. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of November 11, 1994, the Company had no outstanding borrowings and EGF VII had borrowed $8.5 million under this facility.

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

              The Company's Board of Directors has announced its intention to terminate the ESOP. (See Note 8 to the Financial Statements) The Board's decision was based on several factors. First, the Company anticipated that the cash collateral of the ESOP financing could ultimately be fully accessed for use in the Company's business. Instead, however, the banks required that all such amounts be held in a collateral account which could only be invested in certificates of deposit and similar low yielding investments. The ESOP financing arrangement has for that reason continuously reduced corporate earnings and growth. Second, employees have generally been dissatisfied with the ESOP as a vehicle for retirement planning. An employee stock ownership plan like the ESOP generally provides an undiversified investment, and the annual allocation of an increased number of share to participants has unfortunately been matched by a decline in the value of the Company's outstanding Common Stock. The Company's Board of Directors determined to terminate the ESOP because it was satisfying neither the Company's nor the participants' expectations and could not be expected to do so in the foreseeable future.

              The Company elected in the third quarter to adopt SOP 93-6 which requires the previously issued financial statements to be restated to reflect the change in accounting as of January 1, 1994. SOP 93-6 requires different accounting treatment for certain items relating to the ESOP than those previously used by the Company. (Refer to Footnote 4)

(C)           Portfolio Activities:

              In the first nine months of 1994, the Company generated proceeds of $10.1 million from the sale of equipment. The net proceeds from these and other equipment sales were placed in collateral accounts as required by the senior secured term loan agreement and used for debt payments. The new senior loan agreement requires that sales proceeds be put into a cash collateral account or reinvested into additional equipment to the extent required to meet certain financial convenents.

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

              The Company has committed to purchase $11.5 million in marine containers. The Company intends to place them in affiliated partnerships. As of September 30, 1994, $1.8 million of the containers had been purchased by an affiliated partnership.

(D)           Syndication Activities:

              The Company earns fees generated from syndication
              activities.   In May 1993, EGF VII became effective
              and selling activities commenced. As of the date of this report, $84.4 million had been raised for this partnership. Based on current syndication levels the Company intends to offer units in EGF VII through March 31, 1995.

              The Company is in the process of seeking approval of a registration statement for a no-load program. The Company intends to begin syndication activity for this program in the first quarter of 1995.

              Although the Company has increased its market share over the last year, the overall limited partnership syndications market has been contracting. The Company's management is concerned with the continued contraction of the syndications market and its effect on the volume of partnership equity that can be raised. In early 1995, the Company intends to introduce a new syndicated product which management believes will reverse the negative trend on Company syndication levels.

              Management believes through debt and equity financing, possible sales of transportation equipment and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Item 1.       Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements.

(A)           Exhibits

              None.

(B)           Reports on Form 8-K

              None.

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

              None.

(B)  Reports on Form 8-K

              None.


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