Form 10-K
period 1994-12-31
PLM INTERNATIONAL INC
filed 1995-03-17
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                to

                         Commission file number 1-9670
                            -----------------------

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

       Registrant's telephone number, including area code (415) 974-1399
                            -----------------------
Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                   Name on each exchange on which registered
Common Stock, $.01 Par Value          American Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995 was $39,409,784.

         The number of shares outstanding of the issuer's classes of common stock as of March 15, 1995: Common Stock, $.01 Par Value -- 11,676,973 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            PLM INTERNATIONAL, INC.
                          1994 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                     Part I


                                                                       Page

Item 1         Business                                                 2
Item 2         Properties                                              10
Item 3         Legal Proceedings                                       10
Item 4         Submission of Matters to a Vote of Security Holders     10


                                    Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                   11
Item 6         Selected Financial Data                                 12
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   12
Item 8         Financial Statements and Supplemental Data              23
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   23


                                    Part III

Item 10        Directors and Executive Officers of the Company         23
Item 11        Executive Compensation                                  23
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                        23
Item 13        Certain Relationships and Related Transactions          23


                                    Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                              23

                                     PART I

ITEM 1.  BUSINESS

A.      Introduction

(i)     Background

PLM International, Inc. ("PLM International" or the "Company" or "PLMI"), a Delaware corporation, is a transportation equipment leasing company specializing in the management of equipment on operating leases domestically and internationally. The Company is also the leading sponsor of syndicated investment programs organized to invest primarily in transportation equipment. Equipment management revenues represent 91.5% and syndication placement fees represent 8.5% of the overall revenues of the Company in 1994. The Company operates and manages approximately $1.3 billion of transportation equipment and related assets for its account and various investment partnerships and third party accounts. An organization chart for PLM International indicating the relationships of active legal entities is shown in Table 1:

                                    TABLE 1

                               ORGANIZATION CHART

PLM International, Inc., a Delaware corporation, the parent corporation.

     Subsidiaries of PLM International, Inc.: PLM Financial Services, Inc., a Delaware corporation; PLM Railcar Management Services, Inc., a Delaware corporation; Transportation Equipment Indemnity Company, Ltd., a Bermuda corporation; and Aeromil Holdings, Inc., a California corporation.

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

A Subsidiary of PLM Transportation Equipment Corporation is PLM Rental, Inc., a Delaware corporation.

     A Subsidiary of PLM Railcar Management Services, Inc. is PLM Railcar Management Services Canada, Ltd., an Alberta corporation.


     Note: All entities are 100% owned except Aeromil Holdings, Inc., which is 80% owned.

(ii)    Description of Business

PLM International owns and manages a portfolio of transportation equipment consisting of approximately 53,000 individual items with an original cost of approximately $1.3 billion (refer to Table 2). The Company syndicates investment programs and manages equipment and related assets for approximately 70,000 investors in various limited partnerships or investment programs.

                                                      TABLE 2

                                           EQUIPMENT AND RELATED ASSETS

                                                 December 31, 1994
                                            (original cost in millions)
                                                                                        Other
                                                                   Equipment           Investor
                                                   PLMI           Growth Funds         Programs          Total

Aircraft                                           $ 75              $  282              $ 10           $  367
Marine vessels                                        9                 272                --              281
Railcars/locomotives                                  3                 130                57              190
Trailers/tractors                                    60                  77                25              162
Marine containers                                    10                 111                 9              130
Mobile offshore drilling units                       --                  85                --               85
  (MODUs)
Storage vaults                                        2                  --                --                2
Other                                                15                  62                 9               86
                                                   ----              ------              ----           ------

TOTAL                                              $174              $1,019              $110           $1,303
                                                   ====              ======              ====           ======

(iii)  Equipment Owned

The Company leases its own equipment to a wide variety of lessees. Certain equipment is leased and operated internationally. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry offering lease terms that range from day-to-day to a term equal to the economic life of the equipment ("full payout"). Generally, leases for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International's focus is on providing equipment under operating leases. This type of lease generally commands a higher lease rate for the equipment than full payout leases. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

        With respect to trailer leasing activities, the Company markets over-the-road trailers through its subsidiary PLM Rental, Inc. ("PLM Rental") on short-term leases through rental yards located in ten major U.S. cities. These rental facilities provide the Company with a base of operations in selected markets to facilitate its operating lease strategy. The Company also markets intermodal trailers on short-term arrangements through a licensing agreement with a short line railroad. In addition, the Company markets on-site storage units protected by a patented security system through both existing facilities and PLM Rental's facilities.

        Over the past five years, approximately 94.0% of all equipment (owned and managed) on average, was under lease agreement or operating in PLM trailer rental yards.

(iv) Subsidiary Business Activities

(a)  PLM Financial Services, Inc.

PLM Financial Services, Inc. ("FSI") along with its primary subsidiaries: PLM Transportation Equipment Corporation ("TEC"); PLM Securities Corp. ("PLM Securities"); and PLM Investment Management, Inc. ("IMI"), focus on the development, syndication, and management of investment programs, principally limited partnerships, which acquire and lease transportation equipment. Depending on the objectives of the particular program, the programs feature various combinations of current cash flow and income tax benefits through investments in long-lived, low obsolescence transportation and related equipment. Programs sponsored by FSI are offered nationwide through a network of unaffiliated national and regional broker-dealers and financial planning firms.

        FSI has completed the offering of fifteen public programs which have invested in diversified portfolios of transportation and related equipment. In 1986, FSI introduced the PLM Equipment Growth Fund ("EGFs") investment series. The EGFs are limited partnerships designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (i) distribution to investors and (ii) reinvestment into additional used transportation equipment. An objective of the EGFs is to maximize the value in the equipment portfolio and provide cash distributions to investors by acquiring and selling items of equipment at times when prices are most advantageous to the investor. The cumulative equity raised by PLM International for its affiliated investment limited partnerships now stands at $1.6 billion. The Company has raised more syndicated equity for equipment leasing programs than any other syndicator in United States history. Annually, since 1983, PLM International has been one of the top three equipment leasing syndicators in the United States. Annually, from 1990 through 1994, the Company has ranked as the number one or two diversified transportation equipment leasing syndicator in the United States. PLMI's market share for all syndicated equipment leasing programs decreased to 17% in 1994 from 22% in 1993. In 1994, the Company was the number two overall equipment leasing syndicator.

        EGF I, EGF II, and EGF III are listed for trading on the American Stock Exchange. Changes in the federal tax laws, which could cause a partnership such as an EGF to be taxed as a corporation rather than treated as a nontaxable entity in the event its partnership interests become publicly traded, prompted management of PLM International to structure EGF IV, EGF V, EGF VI, and EGF VII so that they will not be publicly traded. These tax law changes do not currently apply to EGF I, EGF II, or EGF III.

        In general, investment programs that acquire assets on an all-cash basis with the primary goal of maximizing cash flow for distribution to investors are known as income funds. The EGFs, as growth funds, may, if it is deemed advantageous to the overall program, obtain limited leverage and typically reinvest, during the reinvestment phase of the Partnership, a portion of their current cash flow to acquire additional equipment to grow the equipment portfolio. Each of EGF I, EGF II, EGF III, EGF IV, EGF V, and EGF VI have entered into long-term debt agreements with independent banks and financial institutions permitting each partnership to borrow an amount equal to approximately 20% of the original cost of equipment in the respective EGF's portfolio. The loans are non-recourse except to the assets of the respective partnerships.

        FSI's revenues are derived from services performed in connection with the organization, marketing, and management of its investor programs. These services include acquiring and leasing equipment and a variety of management services for which the following fees are received: (1) placement fees earned from the sale of equity in the investment programs; (2) acquisition and lease negotiation fees earned for arranging delivery of equipment and the negotiation of initial use of equipment; (3) debt placement fees, as applicable, earned at the time loans (other than loans associated with the refinancing of existing indebtedness) are funded; (4) management fees earned on revenues or cash flows generated from equipment portfolios; and (5) commissions and subordinated incentive fees earned upon sale of the equipment during the liquidation stage of the program.

        FSI serves as the general partner for most of the partnerships offered by PLM Securities Corp. As general partner, FSI retains a 1% to 5% equity interest. FSI recognizes as other income its equity interest in the earnings or cash distributions of partnerships for which it serves as general partner.

(b)     PLM Transportation Equipment Corporation

PLM Transportation Equipment Corporation ("TEC") is responsible for selection of equipment, negotiation and purchase of equipment, initial use and re-lease of equipment, and financing of equipment. This process includes identification of prospective lessees, analyses of lessees' credit worthiness, negotiation of lease terms, negotiations with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment, preparation of debt offering materials, and negotiation of loans. TEC purchases transportation equipment for PLM International's own portfolio and on an interim basis, for resale to various affiliated limited partnerships at cost, or to third parties.

(c)     PLM Securities Corp.

PLM Securities Corp. ("PLM Securities") markets the investment programs through unaffiliated broker/dealers and financial planning firms throughout the United States. Sales of investment programs are not made directly to the public by PLM Securities. During 1994 and 1993, approximately 200 selected broker/dealer firms with over 20,000 agents sold investment units in EGF VII and EGF VI. Royal Alliance Associates and Wheat First Butcher Singer accounted for approximately 13% and 11.5%, respectively, of 1994 equity sales. Wheat First Butcher Singer and Equico Securities, Inc. accounted for approximately 16% and 12%, respectively, of 1993 equity sales. In 1992, Equico Securities, Inc. and J.C. Bradford and Co. sold approximately 18% and 13%, respectively, of the limited partnership units offered by PLM Securities. No other selected agent has accounted for the sale of more than 10% of the investment programs during these periods.

The marketing of the investment programs is supported by PLM Securities representatives who deal directly with account executives of participating broker/dealers.

        PLM Securities earns a placement fee for the sale of the aforementioned investment units of which a significant portion is reallowed to the originating broker/dealer. Placement fees may vary from program to program, but in the EGF VII program, PLM Securities receives a fee of up to 9% of the capital contributions to the partnership, of which commissions of up to 8% are reallowed to the unaffiliated selling entity, with the difference being retained by PLM Securities.

        For the year ended December 31, 1994, the Company raised investor equity totaling approximately $55.2 million for its EGF VII program. FSI continues to sponsor syndicated investor offerings involving diversified equipment types.

(d)     PLM Investment Management, Inc.

PLM Investment Management, Inc. ("IMI") manages equipment owned by the Company and by investors in the various investment programs. The equipment consists of the following: aircraft (commercial, commuter, corporate, and emergency medical services); aircraft engines; railcars and locomotives; tractors (highway); trailers (highway and internodal, refrigerated, and non-refrigerated); marine containers (refrigerated and non-refrigerated), marine vessels (dry bulk carriers and product tankers); and mobile offshore drilling units ("rigs"). IMI is obligated to invoice and collect rents, arrange for maintenance and repair of the equipment, pay operating expenses, debt service, and certain taxes, determine that the equipment is used in accordance with all operative contractual arrangements, arrange insurance, correspond with program investors, provide or arrange for clerical and administrative services necessary to the operation of the equipment, prepare financial statements and tax information materials, and make distributions to investors. IMI also monitors equipment regulatory requirements and compliance with investor program debt covenants.

(e)     PLM Railcar Management Services, Inc.

PLM Railcar Management Services, Inc. ("RMSI") markets and manages railcar fleets which are owned by the Company and the various investment programs. RMSI is also involved in negotiating the purchase and sale of railcars. Much of the historical responsibilities of RMSI are now being conducted by TEC. PLM Railcar Management Services Canada Limited, a wholly-owned subsidiary of RMSI headquartered in Calgary, Alberta, Canada, provides fleet management services to the owned and managed railcars operating in Canada.

(f)     Transportation Equipment Indemnity Company, Ltd.

Transportation Equipment Indemnity Company, Ltd. ("TEI") is a Bermuda-based insurance company licensed to underwrite a full range of insurance products including property and casualty risk. TEI's primary objective is to minimize the long-term cost of insurance coverages for all owned and managed equipment. A substantial portion of the risks underwritten by TEI are reinsured with unaffiliated underwriters.

(g)     PLM Rental, Inc.

PLM Rental markets trailers and storage units owned by the Company and its affiliated investor programs on short-term leases through a network of rental facilities.

Presently,   facilities  are  located  in  Atlanta,  Chicago,  Dallas,  Detroit,
Indianapolis, Kansas City, Miami, Newark, Orlando, and Tampa.

        All of the above subsidiaries are 100% owned directly or indirectly by PLM International.

(h)     Aeromil Holdings, Inc.

Aeromil Holdings, Inc. ("Aeromil") is 80% owned by the Company (see Note 2 to the Financial Statements). Aeromil owns several operating companies engaged in brokerage of corporate, commuter, and commercial aircraft and spare parts in local and international markets.

(v)     Equipment Leasing Markets

Within the equipment leasing industry, there are essentially three leasing markets: the full payout lease, short-term rentals, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover the lessor's investment and to provide a return on the investment, is the most common form of leasing. This type of lease is sometimes referred to and qualifies as a finance lease under United States generally accepted accounting principles and is accounted for by the lessor as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease versus purchase analysis which will take into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations.

        Short-term rental lessors direct their services to a user's short-term equipment needs. This business requires a more extensive overhead commitment in the form of marketing and operating personnel by the lessor/owner. There is normally less than full utilization in the lessor's equipment fleet as lessee turnover is frequent. Lessors usually charge a premium for the additional flexibility provided through short-term rentals. To satisfy lessee short-term needs, certain equipment is leased through pooling arrangements or utilization leases. For lessees, these arrangements can work effectively with respect to interchangeable equipment such as marine containers, trailers, and marine vessels. From the lessor's perspective, these arrangements diversify risk.

        Operating leases for transportation equipment generally run for a period of one to six years. Operating lease rates are usually higher than full payout lease rates, but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment and the fact that the rental obligation under the lease need not be capitalized on its balance sheet. The advantage from the lessee's perspective of a mid-term operating lease compared to a short-term rental, apart from the lower monthly cost, is greater control over future costs and the ability to balance equipment requirements over a specific period of time. Disadvantages of the mid-term operating lease from the lessee's perspective are that the equipment may be subject to significant changes in lease rates for future periods or may even be required to be returned to the lessor at the expiration of the initial lease. A disadvantage from the lessor's perspective of the mid-term operating lease (as well as the short-term rental) compared to the full payout lease is that the equipment generally must be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment and the re-lease rates are subject to changes in the current market conditions.

        PLM International, its subsidiaries, and affiliated investment programs lease their equipment primarily on mid-term operating leases and short-term rentals. Many of its leases are net operating leases. In a net operating lease, expenses such as insurance and maintenance are the responsibility of the lessee. The effect of entering into net operating leases is to reduce the lease rates as compared to non-net lease rates for comparable lease terms. However, the overall profitability of net operating leases is more predictable and less risk is assumed over time as the lessees absorb maintenance costs which generally increase as equipment ages. Per diem rental agreements are used mainly on equipment in the Company's trailer, marine container, and storage unit rental operations. Per diem rentals for the most part require the Company to absorb maintenance costs which again tend to increase as the equipment ages.

(vi)    Management Programs

FSI also has sponsored programs in which the equipment is individually owned by the program investors. Management agreements, with initial terms ranging from three to ten years, are typically employed to provide for the management of this equipment. These agreements require that the Company or one of its subsidiaries use its best efforts to lease the equipment, and to otherwise perform all managerial functions necessary for the operation of the equipment, including arranging for maintenance and repair, collection of lease revenues, and disbursement of operating expenses. Management agreements also require that the Company correspond with program investors, prepare financial statements and tax information, and make distributions to investors. Operating revenues and expenses for equipment under management agreements are generally pooled in each program and shared pro rata by the participants. Management fees are received by IMI for these services based on a flat fee per month per unit of equipment.

(vii) Lessees

Lessees of equipment range from Fortune 500 companies to small, privately-held corporations and entities. All (i) equipment acquisitions, (ii) equipment sales, and (iii) lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee consisting of senior executives of PLM International. PLM Rental, which leases equipment primarily on short-term rentals, follows guidelines set by the credit committee in determining the credit worthiness of its respective lessees. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees which alone do not have a financial condition satisfactory to the credit committee. No single lessee of the Company's equipment accounted for more than 10% of revenues for the year ended December 31, 1994.

(viii) Competition

In the distribution of investment programs, FSI competes with numerous organizations engaged in limited partnership syndications. While management of the Company does not believe that any sponsor dominates the offering of similar investment programs, there are other sponsors of such programs which may have greater assets and financial resources, the ability to borrow on more favorable terms, or other significant competitive advantages. The principal competitive factors in the organization and distribution of investment programs are: the ability to reach investors through an experienced marketing force, the performance of prior investment programs, the particular terms of the investment program, and the development of a client base which is willing to consider periodic investments in such programs. Competition for investors' funds also exists with other financial instruments and intermediaries such as: certificates of deposits, money market funds, stocks, bonds, mutual funds, investment trusts, real estate, brokerage houses, banks, and insurance companies. FSI believes that the structure of its current partnership programs permits it to compete with other equipment leasing programs as well as with oil and gas and real estate programs. FSI's investment programs compete directly with numerous other entities for equipment acquisition and leasing opportunities and for debt financing. In 1994, the $55.2 million invested in EGF VII ranked the Company as the number two syndicator of transportation equipment leasing programs. The $92.5 million invested in the Company's publicly-sponsored equity programs in 1993 ranked the Company as the number one syndicator of equipment leasing programs for the year.

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

         The Company also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Company cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

         The Company competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), American Finance Group, Chancellor Corporation, General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., G.P.A. Group Plc., GATX Corporation, and certain limited partnerships, some of which engage in syndications and lease the same type of equipment.

(ix)     Government Regulations

PLM Securities is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer. As such, it is subject to supervision by the SEC and securities authorities in each of the states. In addition, it is a member of the National Association of Securities Dealers, Inc. and is subject to that entity's rules and regulations. These rules and regulations govern such matters as program structure, sales methods, net capital requirements, record keeping requirements, trade practices among broker-dealers, and dealings with investors.

         Sales of investment programs must be made in compliance with various complex federal and state securities laws. Failure to comply with provisions of these laws, even though inadvertent, could result in investors having rights of rescission or claims for damages.

         The transportation industry, in which the majority of the equipment owned and managed by the Company operates, has been subject to substantial regulation by various federal, state, local, and foreign governmental authorities. For example, the United States Oil Pollution Act of 1990 ("O.P.A.") requires that all newly constructed oil tankers and oceangoing barges operating in United States waters have double hulls. Additionally, under O.P.A. owners are required to either retrofit existing single hulled vessels with double hulls or remove them from service in United States waters in accordance with a statutory timetable before the year 2015. Also, the Airport Noise and Capacity Act of 1990 generally prohibits the operation of commercial jets which do not comply with Stage Three noise level restrictions at United States airports after December

1999. Both of these enactments could affect the performance of marine vessels and aircraft owned and managed by the Company. It is not possible to predict the positive or negative effect of future regulatory changes in the transportation industry.

(x)      Employees

As of March 15, 1995, the Company and its subsidiaries had 211 employees. None of the Company's employees are subject to collective bargaining arrangements. On August 21, 1989, PLM International sold 4,923,077 shares of Series A Convertible preferred stock (the "preferred stock") to the PLM International Employee Stock Ownership Plan Trust (the "ESOP Trust") for $13.00 per share. In December 1994, the Company's Board resolved to terminate the ESOP (refer to Note 13 to the Financial Statements). The Company believes employee relations are good.

ITEM 2.            PROPERTIES

At December 31, 1994, the Company owned transportation equipment and related assets originally costing approximately $177.7 million. The Company leases approximately 46,000 square feet as its principal office at One Market, Steuart Street Tower, San Francisco, California. The Company leases business offices in Chicago, Illinois; Hurst, Texas; and Calgary, Alberta, Canada. In addition, the Company leases trailer rental yard facilities in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Newark, New Jersey; Orlando, Florida; and Tampa, Florida.

ITEM 3.            LEGAL PROCEEDINGS

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE.

                                                            PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

The Company's common stock trades (under the ticker symbol "PLM") on the American Stock Exchange ("AMEX"). As of the date of this annual report, there are 11,676,973 common shares outstanding and approximately 10,078 shareholders of record.

         Table 4, below, sets forth the high and low prices of the Company's common stock for 1994 and 1993 as reported by the AMEX:


                                    TABLE 4


              Calendar Period                        High          Low

              1994

              1st Quarter                         $ 3.875       $ 2.125
              2nd Quarter                         $ 3.688       $ 2.500
              3rd Quarter                         $ 3.563       $ 2.875
              4th Quarter                         $ 3.813       $ 2.375

              1993

              1st Quarter                         $ 3.125       $ 1.750
              2nd Quarter                         $ 2.563       $ 2.000
              3rd Quarter                         $ 2.500       $ 2.000
              4th Quarter                         $ 2.750       $ 2.000

                   In 1989, Transcisco Industries, Inc., the Company's largest shareholder at that time, indicated its intention to dispose of its entire holdings of the Company. In July 1991, Transcisco filed a petition for reorganization in the United States Bankruptcy Court. On October 20, 1993, the Bankruptcy Court issued an order confirming a joint plan of reorganization (the "Plan") in Transcisco's Chapter 11 bankruptcy case. Under the Plan, in consideration for a release by Transcisco's bondholders of all claims against Transcisco, Transcisco was to transfer to Securities Holding, L.P., a California limited partnership that was to act as the bondholders' representative, the 3,367,367 shares of the Company's common stock and a $5.0 million subordinated note from the Company (the "PLMI Note"). Transcisco was to retain a 40% interest in the PLMI Note. In October 1994, Transcisco transferred, to its Official Bondholders' Committee (OBC), its beneficial ownership in the 3,367,367 shares of the Company's common stock. On October 13, 1994, the Company announced the purchase of the 3,367,367 shares held by the OBC. Under the terms of the purchase, a total of 2,445,000 common shares were sold to independent investors and the remaining 922,367 shares were repurchased by the Company, all for cash at $3.25 per share. The Company also retired the $5.0 million 14.75% subordinated note which was jointly owned by Transcisco and the OBC, at a $0.5 million discount.

ITEM 6.          SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

Years Ended December 31,
(in thousands except per share amounts)
                                                   1994              1993             1992            1991          1990
                                                   ----              ----             ----            ----          ----
Results of Operations:
Revenue                                        $ 57,962           $ 69,652        $ 75,035        $ 72,767      $ 87,429
(Loss) income before taxes                     $ (5,579)          $  7,737        $(33,918)       $ 10,228      $ 12,640
Net (loss) income before
 cumulative effect of
 accounting change                             $ (1,511)          $  6,282        $(18,231)       $ 10,103      $ 10,871
Cumulative effect of
 accounting change                             $ (5,130)          $     --        $      --       $     --      $     --
Net (loss) income
 to common shares                              $ (9,071)          $  1,432        $(25,271)       $  3,063      $  3,831
Per common share:
 Net (loss) income                             $  (0.73)          $   0.14        $  (2.41)       $   0.30      $   0.38
Financial Position:
 Total assets                                  $140,372           $217,720        $255,404        $319,074      $314,773
 Long-term debt                                $ 60,119           $129,119        $171,470        $194,390      $175,674
 Shareholders' equity                          $ 45,695           $ 51,133        $ 44,719        $ 65,964      $ 67,056


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Comparison of the Company's Operating Results for the Years Ended December 31, 1994 and 1993

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company also raises investor equity through syndicated partnerships and invests the equity raised in transportation equipment, which it manages on behalf of its investors. The Company earns various fees and equity interests from syndication and investor equipment management activities.

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

The following analysis reviews the operating results of the Company:

Revenue:

                                                                                                          % Change
                                                                                          Increase         1994 vs.
                                                             1994            1993        (Decrease)         1993
                                                                          (in thousands)

  Operating leases                                        $28,748         $34,054         $ (5,306)        (15.6%)
  Management fees                                          11,189          10,822              367           3.4%
  Partnership interests                                     3,101           3,838             (737)        (19.2%)
  Acquisition and lease
   negotiation fees                                         4,223           9,697           (5,474)        (56.5%)
  Commissions                                               4,939           8,178           (3,239)        (39.6%)
  Aircraft brokerage and services                           4,624              --            4,624             --
  (Loss) gain on the sale or
   disposition of
   transportation equipment, net                             (164)          2,350           (2,514)       (107.0%)
  Other                                                     1,302             713              589          82.6%
                                                          -------         -------         --------        -------
    Total revenues                                        $57,962         $69,652         $(11,690)        (16.8%)


PLM experienced across-the-board decreases in revenues in 1994. Each component is explained below.

Operating lease revenue:
                                                                                                             Increase
                                                                              1994           1993       (Decrease)
                                                                                             (in thousands)
By equipment type:
  Trailers                                                                 $14,268        $15,778         $(1,510)
  Aircraft                                                                   9,319         10,155            (836)
  Marine vessels                                                             3,211          5,028          (1,817)
  Marine containers                                                            941          1,375            (434)
  Storage vaults                                                               749            726              23
  Railcars                                                                     260            992            (732)
                                                                           -------        -------         -------
                                                                           $28,748        $34,054         $(5,306)

As of December 31, 1994, the Company owned $177.7 million of transportation equipment, which was $28.1 million less than the original cost of equipment owned at December 31, 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in a 51% reduction in its marine vessel fleet, a 21% reduction in its marine container portfolio, an 11% net reduction in its aircraft portfolio, and a 5% net reduction in its trailer portfolio, compared to 1993.

    The reduction in equipment available for lease and lower utilization rates are the primary reasons marine vessel, trailer, marine container, aircraft, and rail revenue were all reduced as compared to the prior year.

Management fees:
                                                                                                        Year
                                                                                                     Liquidation
                                                                              1994         1993      Phase Begins
                                                                                       (in thousands)
Management fees by fund were:

  EGF I                                                                    $ 1,482      $ 1,670              1998
  EGF II                                                                     1,153        1,503              1999
  EGF III                                                                    1,788        2,013              2000
  EGF IV                                                                     1,183        1,380              1999
  EGF V                                                                      2,097        1,953              2000
  EGF VI                                                                     1,760          967              2002
  EGF VII                                                                      500           34              2003
  Other programs                                                             1,226        1,302                --
                                                                           -------      -------
                                                                           $11,189      $10,822

Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. Equipment under management (measured at original cost) amounted to $1.07 billion and $1.14 billion at December 31, 1994 and 1993, respectively. The increase in management fees of $0.4 million resulted from an increase in utilization rates for equipment. In addition, the partnership agreements allow higher management fees on full service railcar leases than the Company has previously recognized.

Partnership interests:

The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. These revenues decreased $0.1 million during 1994 as compared to 1993 as a result of reduced net earnings and distribution levels in the affiliated partnerships. Residual interest income decreased $0.6 million from 1993 to 1994 as a result of decreased equipment acquisitions for the affiliated partnerships.

Acquisition and lease negotiation fees:

On behalf of the various investor programs and partnerships, a total of $78.2 million of equipment was purchased during the year ended 1994, compared to $186.6 million purchased during 1993, resulting in a $5.5 million decrease in acquisition and lease negotiation fees.

Commissions:

Commission revenue represents syndication placement fees, generally 9% of equity raised, earned upon the sale of partnership units to investors. During 1994, program equity raised totaled $55.2 million compared to $92.5 million in 1993, resulting in a decrease in placement commissions of $3.2 million.

Aircraft brokerage and services:

Aircraft brokerage and services revenue represents revenue earned by Aeromil, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994.

(Loss) gain on the sale or disposition of transportation equipment, net:

The $0.2 million loss on the disposal of transportation equipment in 1994 resulted primarily from net losses on the sale or disposition of trailers and marine containers, partially offset by net gains on the sale of 11 aircraft and 1 marine vessel. The $2.4 million net gain in 1993 was primarily the result of the Company's decision to sell substantially all of its railcar fleet, at a gain, and from the sale or disposition of trailers.

Other:

Other revenues increased $0.6 million to $1.3 million in 1994 from $0.7 million in 1993, due to an increase in data processing revenues earned from services provided to the Company's affiliated partnerships.

Costs, Expenses and Other:

                                                                       Increase
                                               1994         1993      (Decrease)
                                                       (in thousands)

Operations support .....................      $23,510      $20,074      $ 3,436
Depreciation and amortization ..........       12,135       12,236         (101)
Commissions ............................        5,192        8,849       (3,657)
General and administrative .............       10,366       10,867         (501)
Reduction in carrying value of
 certain assets ........................        4,247        2,221        2,026
Interest expense .......................        9,777       12,573       (2,796)
Interest income ........................        3,744        5,231       (1,487)
Other expense, net .....................        2,058          326        1,732

Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $3.4 million (17%) for the year ended December 31, 1994 from 1993. The increase resulted from $4.2 million in costs associated with the operation of Aeromil, and a $0.5 million increase in the provision for bad debts. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio and lower professional service costs.

Depreciation and amortization:

Depreciation and amortization expense decreased $0.1 million (1%) for the year ended December 31, 1994, as compared to the year ended December 31, 1993. The decrease resulted from the reduction in depreciable equipment offset partially by the increase in the depreciation expense on one marine vessel and certain aircraft to reflect estimated net realizable values.

Commissions:

Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid to certain of the Company's employees directly involved in leasing activities. Commission expenses for 1994 decreased $3.7 million (41%) from 1993. The reduction is the result of a decrease in syndicated equity raised in 1994 versus 1993.

General and administrative:

General and administrative expenses decreased $0.5 million (5%) during 1994, compared to 1993. The decrease resulted principally from a decrease in professional service costs.

Reduction in carrying value of certain assets:

In 1994, as part of the Company's annual analysis of asset performance, the Company recorded valuation adjustments to the estimated net realizable values of certain equipment totaling $4.2 million, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), marine containers ($0.1 million), and one marine vessel ($0.7 million). In 1993, the Company adjusted the value of certain equipment to its estimated net realizable value by $2.2 million, including adjustments to marine containers ($0.9 million), trailers ($0.7 million), railcars ($0.4 million), and aircraft ($0.2 million).

Interest expense:

Interest expense decreased $2.8 million (22%) during the year ended December 31, 1994 compared with 1993, as a result of reduced debt levels, partially offset by increased interest rates.

Interest income:

During 1994, the Company elected to adopt Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6") which had a significant impact on the Company's presentation of interest income, income taxes, and preferred dividends. SOP 93-6 requires the change in accounting principle to be reflected as of January 1, 1994 (refer to Note 13 to the Financial Statements).

    Interest income decreased $1.5 million (28%) in 1994, compared to 1993. The reduced interest income resulted from the adoption of SOP 93-6 which eliminates the recognition of interest income on the Company's internal loan to the ESOP.

Other expense:

The increased expense in 1994 resulted from the 1994 write-off of unamortized loan fees related to the termination of the Company's ESOP ($2.3 million). Included in the 1993 expense was a $0.7 million charge which resulted from accelerating certain expenses related to the Company's interest rate swap agreement required by the decision to repay the existing senior loan agreement.

Income taxes:

The benefit for income taxes for 1994 of $4.1 million reflects the impact of the Company's loss before income taxes and the entire tax benefit of the ESOP dividend. Under Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes") ("SFAS No. 109"), and the Company's previous method of accounting for the ESOP, the ESOP tax benefit was allocated between the tax provision (benefit for dividend on allocated shares) and the ESOP dividend (benefit for dividend on unallocated shares). With the Company's adoption of SOP 93-6, the tax benefit for the dividend on all ESOP shares is reflected as a benefit in the provision for income tax. The corresponding effective rate for the 1994 income tax benefit is 73%. For 1993, the Company's provision for income taxes was $1.5 million, which represented an effective rate of 19%, and included only the tax benefit of the preferred dividend imputed on unallocated ESOP shares.

Cumulative effect of accounting change:

The adoption of SOP 93-6 also resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statement of Operations.

Net (loss) income:

As a result of the foregoing, the 1994 net loss was $6.6 million. In addition, $2.4 million is required for the imputed preferred dividend on allocated ESOP shares, resulting in a net loss to common shares of $9.1 million, with a per share net loss to common shareholders of $0.73. In comparison, for 1993, net income was $6.3 million and the net income available to common shareholders was $1.4 million, with income per common share of $0.14.

Comparison of the Company's Operating Results for the Years Ended December 31, 1993 and 1992

During 1992, the Company embarked on a strategic restructuring plan designed to identify underperforming assets in its own transportation equipment portfolio for both valuation adjustments and sale opportunities, to reduce senior indebtedness and associated interest costs primarily from the proceeds of such sales, and reduce operational cost structure. During 1993, the Company continued to execute this strategy and realized significant progress in the restructuring plan. Below is an analysis of the impact the restructuring plan and other operational factors had on operations for the year. Following is an analysis of the financial results for 1993.

Revenue:

The Company's total revenues for the years ended December 31, 1993 and 1992, were $69.7 million and $75.0 million, respectively.

    Operating lease revenue was unfavorably impacted by lower utilization of interim bridge financing available to acquire equipment for resale to one or more of the Company's affiliated partnerships or to independent parties. In 1993, the bridge financing was shared with either EGF VI or EGF VII. During the period equipment is acquired by use of the bridge facility, the lease revenue generated by this equipment is earned by the Company. This revenue is offset by corresponding equipment operating costs as well as by the interest accruing on the interim debt. There was a decrease of $1.3 million in leasing revenue resulting from lower utilization of the bridge facility in 1993 versus 1992.

    Management fees, partnership interests, and other fees increased $4.3 million to $24.4 million in 1993, from $20.1 million in 1992. Management fees remained relatively constant at $10.8 million between 1993 and 1992. Management fees are, for the most part, based on the revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. Equipment under management (measured at original cost) amounted to $1.14 billion and $1.08 billion at December 31, 1993 and 1992, respectively. While equipment under management increased from 1992 to 1993, lease rates for affiliated partnerships and investment programs fell so that gross revenues, which give rise to management fees, remained relatively constant.

    The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships which revenues decreased $0.2 million during 1993 as compared to 1992.

    On behalf of the various investor programs and partnerships, a total of $186.6 million of equipment was placed in service or remarketed during the year ended 1993, compared to $93.2 million placed in service or remarketed during 1992, resulting in a $4.8 million increase in acquisition and lease negotiation fees.

    The Company receives residual interests in equipment acquired by affiliated partnerships. Income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Residual interest income decreased $0.5 million from 1993 to 1992 as a result of lower estimated disposition proceeds expected from equipment portfolios of the affiliated partnerships.

    Commission revenue represents syndication placement fees, generally 9% of equity raised, earned upon the sale of partnership units to investors. During 1993, program equity raised totaled $92.5 million compared to $111.1 million in 1992, resulting in a $1.7 million decrease in placement commissions. At December 31, 1993, cash resources available to certain investment programs would permit additional equipment acquisitions of approximately $19 million. These cash resources were expected to be used by the programs to acquire additional equipment in 1994. In 1993, the Company ranked as the number one equipment leasing syndicator in the United States, as reported by Stanger, an industry trade publication.

Costs and Expenses:

Certain costs and expense reductions related to the effects of the restructuring plan resulted in specific expense reductions in 1993 versus 1992 which totaled $39.7 million detailed as follows: equipment valuation adjustments of $34.0 million, depreciation of $1.7 million, and operation support costs of $4.0 million. Various other factors impacting 1993 expenses are explained below.

    Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships. Commissions are also paid to certain of the Company's employees directly involved in leasing activities. The 1993 commission expenses decreased $2.3 million (21%) from 1992 levels, reflecting the decrease in syndicated equity raised in 1993 versus 1992.

    General and administrative expenses increased $2.6 million (32%) during 1993. A portion of the increase relates to reclassification of certain activities previously classified as operations support. While headcount has decreased, there have been certain severance-related costs that reduce the favorable cost comparison for the periods reported. Additionally, professional service costs were $1.0 million higher in 1993.

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

    The Company's income taxes include foreign, state, and federal elements and reflect a provision of 19% in 1993 and a benefit of 46% in 1992. The effective tax rate varies from the statutory rate in 1993 due to nonrecurring tax credits and the change in the effect of the ESOP dividend due to implementation of FASB
109. The 1992 benefit of 46% differs from the statutory rate due primarily to the effect of the ESOP dividend as prescribed under FASB 96.

    As a result of all the foregoing, net income to common shares for the year ended December 31, 1993, was $1.4 million compared to net loss to common shares of $25.3 million in 1992.

Liquidity and Capital Resources

Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

    Liquidity beyond 1994 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, continued success in raising syndicated equity for the sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(a)          Debt Financing:

Senior Debt: On June 30, 1994, the Company closed a new $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The Company has pledged substantially all of its equipment as collateral to the loan facility. The facility provides that equipment sale proceeds, from pledged equipment, or cash deposits will be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through March 31, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

    In December 1994, the Company repaid $10.0 million of its senior debt through the use of cash collateral from the sale of pledged equipment.

Subordinated Debt: In July and October 1994, the Company repaid $3.0 million and $5.0 million of its subordinated debt, respectively, at a discount of $0.7 million in the aggregate.

Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on June 28, 1994. The amendment extended the facility until September 30, 1995, and provides for a $5.0 million letter of credit as part of the $25.0 million facility.

    This facility, which is shared with PLM Equipment Growth and Income Fund VII ("EGF VII"), allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing, and the Company or EGF VII uses working capital for the non-financed costs of these acquisitions. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of March 15, 1995, the Company had $16.2 million of outstanding borrowings and EGF VII had no borrowings under this facility.

ESOP Bank Debt: The Company terminated its ESOP effective December 31, 1994, and the ESOP debt was repaid in full by the offsetting of the debt with the restricted cash equivalents and restricted marketable securities that served as collateral for the loan ($43.3 million). The Company will eliminate interest expense of approximately $2.0 million per year going forward.

(b)          Employee Stock Ownership Plan:

On August 21, 1989, the Company established a leveraged employee stock ownership plan ("ESOP"). PLM International issued 4,923,077 shares of preferred stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was originally financed, in part, with the proceeds of a loan (the "Bank Loan") from a commercial bank (the "Bank") which proceeds were lent to the ESOP ("ESOP Debt") on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt was secured, in part, by the shares of preferred stock, while the Bank Loan was secured with cash equivalents and marketable securities. Preferred dividends were payable semi-annually on February 21 and August 21, which corresponded to the ESOP Debt payment dates. Bank Loan debt service was covered through release of the restricted cash and marketable securities. While the annual ESOP dividend was fixed at $1.43 per share, the interest rate on the ESOP debt varied, resulting in uneven debt service requirements.

    The Company's Board of Directors resolved to terminate the Company's ESOP in December 1994 (refer to Note 13 to the Financial Statements). The Board's decision was based on several factors. First, at the inception of the ESOP the Company anticipated that the cash collateral for the ESOP financing could ultimately be fully accessed for use in the Company's business. Instead, however, the banks required that all such amounts be held in a collateral account which could only be invested in certificates of deposit and similar low-yielding investments. The ESOP financing arrangement, for that reason, continuously reduced corporate earnings and growth.

Second, employees were generally dissatisfied with the ESOP as a vehicle for retirement planning. An employee stock ownership plan like the ESOP generally provides an undiversified investment, and the annual allocation of an increased number of shares to participants was unfortunately matched by a decline in the value of the Company's outstanding Common Stock. The Company's Board of Directors determined to terminate the ESOP because it was satisfying neither the Company's nor the participants' expectations and was not expected to do so in the foreseeable future. The Company's bank loan related to the ESOP has been paid in its entirety utilizing the restricted cash equivalents and marketable securities securing the loan. The ESOP debt owed the Company has been canceled. The unallocated shares of Company preferred stock held by the ESOP have been returned to the Company. Upon termination of the ESOP, all allocated shares became vested. Current ESOP participants received 1,650,075 shares of Company common stock upon distribution of all allocated balances.

    As mentioned in the comparison of operating results, the Company elected in the third quarter of 1994 to adopt SOP 93-6 which requires the previously issued financial statements to be restated to reflect the change in accounting as of January 1, 1994. SOP 93-6 requires different accounting treatment for certain items relating to the ESOP than those previously used by the Company (refer to Note 13 to the Financial Statements).

(c)          Portfolio Activities:

During 1994, the Company generated proceeds of $15.1 million from the sale of equipment. Approximately $10.0 million of this amount was realized after the new senior loan was funded. These net proceeds were placed in a collateral account as required by the new senior secured term loan agreement. These proceeds were subsequently used to repay $10.0 million of the new senior secured term loan in December 1994.

    Over the last two years, the Company has downsized the equipment portfolio, through the sale or disposal of underperforming and nonperforming assets, in an effort to strengthen the future performance of the portfolio. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

(d)          Syndication Activities:

The Company earns fees generated from syndication activities. In May 1993, EGF VII became effective and selling activities commenced. As of the date of this report, $101.5 million had been raised for this partnership. Based on current syndication levels, the Company intends to offer units in EGF VII through April 30, 1995.

    The overall limited partnership syndication market has been contracting over the last several years. The Company's management is concerned with the continued contraction of the syndication market and its effect on the volume of partnership equity that can be raised. The Company's newly registered no-load syndication product was developed to capture a larger share of the syndication market.

    Management believes that through debt and equity financing, possible sales of transportation equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

(e)          Subsequent Events

In January 1995, the Company entered into an agreement to form a new equipment leasing and management company to acquire certain assets and management operations of Boston- based, privately-held American Finance Group ("AFG"). The new entity, as a wholly-owned subsidiary of PLM Financial Services, Inc., will acquire AFG's proprietary software and assume the management of future investor programs as well as provide equipment management services to AFG's existing investor programs. Affiliates of AFG, which will change its name, will continue to be the general partners of the existing programs. AFG currently manages a portfolio of approximately $833 million of capital equipment (at original cost), subject to primarily full payout leases, for its own account and approximately 50,000 investors.

    In January 1995, the registration statement for a new syndicated product became effective. The Company's wholly-owned subsidiary, PLM Financial Services ("FSI") will serve as the Manager for the new program. This product, a Limited Liability Company ("LLC") with a no-load structure, will start being syndicated in the first quarter of 1995. There will be no compensation paid to FSI for the organization of the LLC, the acquisition of equipment, and the negotiation of the initial leases. FSI will fund the cost of organization, syndication, and offering through use of operating cash and will treat this as its investment in the LLC. The Company will amortize its investment in the LLC over the life of the program. In return for its investment, FSI will be entitled to a 15% interest in the cash distributions and earnings of the LLC subject to certain allocation provisions. The Company will also be entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

    In January 1995, the Company, through its wholly-owned subsidiary TEC Acquisub, Inc., entered into a binding purchase agreement to acquire a marine vessel for $12.3 million which is to be sold to the LLC. On March 14, 1995, TEC Acquisub borrowed $9.8 million through its warehousing line of credit facility in preparation for the purchase of the marine vessel.

    In January 1995, the Company sold one commercial aircraft with a net book value of $1.8 million for $2.2 million. In February 1995, the Company sold one commercial aircraft with a net book value of $0.5 million for $0.7 million, and sold one helicopter for its net book value of $1.0 million. In March 1995, the Company sold its marine vessel with a net book value of $5.2 million for approximately $4.5 million, net of selling costs. Accrued drydock reserves at the time of sale were $0.7 million. In March 1995, the Company sold 11 railcars with a net book value of $0.7 million for $1.1 million. The two commercial aircraft, the helicopter, the marine vessel, and the 11 railcars were all included in assets held for sale at December 31, 1994.

    Effective February 1995, the Company adopted the Directors' 1995 Non-qualified Stock Option Plan which reserves 120,000 shares of the Company's common stock for issuance to directors who are non-employees of the Company. All options outstanding are exercisable at prices equal to the closing price as of the date of grant. Vesting of options granted occurs in three equal installments of 33 1/3% per year, initiating from the date of the grant.

    In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares may be purchased in the open market or through private transactions. The timing and amount of repurchases, which will be funded through working capital and existing cash reserves, will depend on market conditions and corporate requirements. Shares repurchased may be used for corporate purposes, including option plans, or they may be retired. The Company had repurchased 49,700 of these shares as of March 15, 1995.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this report. See
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.     EXECUTIVE COMPENSATION

ITEM 12.     SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive proxy statement of the Company will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange
Commission. The information set forth under "Identification of Directors and Officers," "Compensation of Executive Officers," "Employee Stock Ownership Plan," "Certain Business Relationships," and "Security Ownership of Certain Beneficial Owners and Management" in such proxy statement is incorporated herein by reference for Items 10, 11, 12, and 13, above.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)          Reports on Form 8-K Filed in Last Quarter of 1994

             None.

(c)          Exhibits

3.1 Certificate of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

3.2 Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

10.1 $45,000,000 Senior Secured Note Agreement, dated as of June 30, 1995, as amended.

10.2 $23,000,000 Note Agreement, dated as of January 15, 1989, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

10.3 Warehousing Credit Agreement, dated as of June 30, 1993, as amended, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1994.

10.4 Form of Employment contracts for executive officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.5 Rights Agreement, as amended, filed with Forms 8-K, March 12, 1989, August 12, 1991, and January 23, 1993, and incorporated herein by reference.

10.6 Directors' 1992 Non-qualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.7 Form of Company Non-qualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.8 Directors' 1995 Non-qualified Stock Option Plan, dated as of February 1, 1995.

10.9 Form of Executive Deferred Compensation Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.14 Office Lease for premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

11.1          Statement regarding computation of per share earnings.

22.1          Subsidiaries of the Company.

24.1          Consents of Independent Auditors.

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


Date:  March 15, 1995                                 PLM International, Inc.



                                                      By:/s/ J. Michael Allgood

                                                      J. Michael Allgood
                                                      Vice President and
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.


Signature                                    Title                Date




/s/ J. Michael Allgood                 Vice President and         March 15, 1995
J. Michael Allgood                     Chief Financial Officer


                                                                  **************
_______________________________        Director, Executive        March 15, 1995
Allen V. Hirsch                        Vice President


                                                                  **************
_______________________________        Director                   March 15, 1995
Walter E. Hoadley


                                                                  **************
_______________________________        Director                   March 15, 1995
J. Alec Merriam


                                                                  **************
_______________________________        Director                   March 15, 1995
Robert L. Pagel


                                                                  **************
_______________________________        Director                   March 15, 1995
Harold R. Somerset


                                                                  **************
_______________________________        Director, President and    March 15, 1995
Robert N. Tidball                      Chief Executive Officer


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



                                                         /s/ Stephen Peary
                                                         Stephen Peary
                                                         Attorney-in-Fact

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a)(1)(2))

Description                                                    Page

Independent Auditors' Report                                   29

Consolidated Statements of Operations for Years Ended
  December 31, 1994, 1993, and 1992                            30

Consolidated Balance Sheets as of December 31, 1994 and 1993   31

Consolidated Statements of Changes in Shareholders' Equity
  for Years Ended December 31, 1994, 1993, and 1992            32

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1994, 1993, and 1992                      33-34

Notes to Consolidated Financial Statements                     35-50

Schedule II - Amounts Receivable from Related Parties
              and Underwriters, Promoters, and
              Employees Other Than Related Parties             51

Schedule IX - Short-term Borrowings                            52



All other schedules are omitted since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
PLM International, Inc.


We have audited the consolidated financial statements of PLM International, Inc. and subsidiaries as listed in the accompanying index to financial statements (Item 14 (a)) for the years ended December 31, 1994, 1993, and 1992. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II and IX for the years ended December 31, 1994, 1993, and 1992, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 13 to the financial statements, the Company changed its method of accounting for its Employee Stock Ownership Plan in 1994.





KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
MARCH 15, 1995

                                                  PLM INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Years Ended December 31,
                                       (in thousands, except per share amounts)

                                                                               1994           1993           1992
                                                                               ----           ----           ----

Revenues:
  Operating leases (Notes 1 and 6)                                          $28,748        $34,054       $ 41,648
  Management fees, partnership interests,
   and other fees (Notes 1 and 5)                                            18,513         24,357         20,077
  Commissions (Notes 1 and 5)                                                 4,939          8,178          9,919
  Aircraft brokerage and services                                             4,624             --             --
  (Loss) gain on the sale or disposition of
   transportation equipment, net                                               (164)         2,350          1,968
  Other                                                                       1,302            713          1,423
                                                                            -------        -------       --------
    Total revenues                                                           57,962         69,652         75,035

Costs and expenses:
  Operations support (Note 14)                                               23,510         20,074         24,051
  Depreciation and amortization (Note 1)                                     12,135         12,236         13,930
  Commissions                                                                 5,192          8,849         11,186
  General and administrative (Note 12)                                       10,366         10,867          8,238
  Litigation settlements and other costs                                         --             --          7,591
  Reduction in carrying value of
   certain assets (Note 3)                                                    4,247          2,221         36,238
                                                                            -------        -------       --------
    Total costs and expenses                                                 55,450         54,247        101,234

Operating income (loss)                                                       2,512         15,405        (26,199)

Interest expense                                                              9,777         12,573         14,103
Interest income                                                               3,744          5,231          5,859
Other (expense) income, net                                                  (2,058)          (326)           525
                                                                            -------        -------       --------
(Loss) income before income taxes                                            (5,579)         7,737        (33,918)

(Benefit from) provision for income taxes
 (Notes 1 and 11)                                                            (4,068)         1,455        (15,687)
                                                                            -------        -------       --------

Net (loss) income before cumulative
 effect of accounting change                                                 (1,511)         6,282        (18,231)

Cumulative effect of accounting change
 (Note 13)                                                                   (5,130)            --             --
                                                                            -------        -------       --------

Net (loss) income                                                            (6,641)         6,282        (18,231)

Preferred dividend imputed on allocated shares                                2,430          1,364             --
Preferred dividend imputed on unallocated shares
 (net of $2,182 income tax benefit for 1993)                                     --          3,486          7,040
                                                                            -------        -------       --------

Net (loss) income to common shares                                          $(9,071)       $ 1,432       $(25,271)
                                                                            =======        =======       ========

(Loss) earnings per common share outstanding
 (Note 1)                                                                   $ (0.73)       $  0.14       $  (2.41)
                                                                            =======        =======       ========

                  See accompanying notes to these consolidated
                             financial statements.


                                              PLM INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                As of December 31,

ASSETS                                                                              1994                  1993
                                                                                    ----                  ----
                                                         (in thousands)

Cash and cash equivalents (Note 1)                                              $ 16,131              $ 19,685
Receivables                                                                        5,747                 6,037
Receivables from affiliates (Notes 1 and 5)                                        7,001                10,981
Assets held for sale (Note 4)                                                     17,644                    --
Equity interest in affiliates (Notes 1 and 5)                                     18,374                17,707
Transportation equipment held for
  operating lease (Notes 1 and 6)                                                141,836               205,810
  Less accumulated depreciation (Notes 1 and 3)                                  (77,744)             (105,122)
                                                                                --------              --------
                                                                                  64,092               100,688
Restricted cash and cash equivalents (Notes 1 and 7)                               1,409                 7,055
Restricted marketable securities (Notes 1 and 7)                                      --                44,469
Other                                                                              9,974                11,098
                                                                                --------              --------
    Total assets                                                                $140,372              $217,720
                                                                                ========              ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Short-term secured debt (Note 8)                                              $  6,404              $     --
  Senior secured debt (Note 9)                                                    35,000                45,000
  Bank debt related to ESOP (Notes 9 and 18)                                          --                50,280
  Other secured debt (Note 9)                                                      2,119                 2,839
  Subordinated debt (Note 10)                                                     23,000                31,000
  Payables and other liabilities                                                  11,589                18,082
  Deferred income taxes (Note 11)                                                 16,165                19,386
                                                                                --------              --------
    Total liabilities                                                             94,277               166,587

Minority Interest (Note 2)                                                           400                    --

Shareholders' Equity:
  Preferred stock,  $0.01 par value,  10,000,000  shares  authorized,  4,916,301
   Series A Convertible shares issued and outstanding,  aggregate $63,911,913 at
   December 31, 1993 ($13 per share) liquidation preference
   at paid-in amount (Note 13)                                                        --                63,569
  Loan to Employee Stock Ownership Plan
   (Note 13)                                                                          --               (50,280)
                                                                                --------              --------
                                                                                      --                13,289
  Common stock, $0.01 par value, 50,000,000 shares authorized, 11,699,673 shares issued and  outstanding  at December 31, 1994 and  10,465,306 at December 31,
   1993  (excluding  871,057 and 432,018 shares held in treasury at December 31,
   1994 and 1993, respectively)
   (Note 13)                                                                         117                   109
  Paid-in capital, in excess of par (Note 13)                                     77,699                55,557
  Treasury stock (Note 13)                                                        (2,831)                 (131)
                                                                                --------              --------
                                                                                  74,985                55,535
  Accumulated deficit                                                            (29,290)              (17,691)
                                                                                --------              --------
     Total shareholders' equity                                                   45,695                51,133
                                                                                --------              --------
     Total liabilities and shareholders' equity                                 $140,372              $217,720
                                                                                ========              ========

             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years Ended December 31, 1994, 1993, and 1992
                                 (in thousands)

                                                                                                                    Common Stock
                                                                                       Preferred   Loan
                                                                                       Stock at  Employee Stock            Paid-in
                                                                                       Paid-in    Ownership        At     Capital in
                                                                                       Amount     Plan (ESOP)      par     Excess
                                                                                                                            of Par


Balances, December 31, 1991                                                          $  63,651    $ (59,355)   $     109   $  55,411
Net loss
Dividend paid on ESOP convertible
 preferred shares
Conversion of preferred stock                                                               (7)                                  (4)
Net credit to paid-in capital
 from $2.0  million  Consolidation  settlement  offset by related tax effect and adjustments  of deferred  taxes for the tax effect of the taxable  premium paid from
 the 1988 Consolidation transaction                                                                                               75
Principal payments from ESOP                                                                          3,962
                                                                                     ---------    ---------    ---------   ---------
Balances, December 31, 1992                                                             63,644      (55,393)         109      55,482

Net income
Dividend paid on
 ESOP convertible preferred shares
 (net of tax effect)
Conversion of preferred stock                                                              (75)                                   75
Principal payments from ESOP                                                                          5,113
Purchase of treasury shares
                                                                                     ---------    ---------    ---------   ---------
Balances, December 31, 1993                                                             63,569      (50,280)         109      55,557

Net loss
Cumulative effect of change in
 accounting on unearned compensation                                                                  7,130
Common stock repurchase
Conversion of preferred stock                                                             (192)                                  161
Allocation of shares                                                                    (4,091)       6,044
Current year imputed dividend on
 allocated ESOP shares
Prior year preferred dividend not charged
 to equity until paid
Cancellation of preferred stock and
 issuance of common stock upon
 termination of the ESOP                                                               (59,286)      37,106            8      21,906
Exercise of stock options                                                                                                         75
Translation gain/loss
                                                                                     ---------    ---------    ---------   ---------

Balances, December 31, 1994                                                               --           --      $     117   $  77,699
                                                                                     =========    =========    =========   =========


                                                                                       Common Stock
                                                                                       ------------        Retained
                                                                                                           Earnings      Total
                                                                                            Treasury     Accumulated   Shareholders'
                                                                                                Stock       (Deficit)       Equity
                                                                                                -----      ---------        ------


Balances, December 31, 1991                                                                       --       $    6,148     $   65,964
Net loss                                                                                                      (18,231)      (18,231)
Dividend paid on ESOP convertible
 preferred shares                                                                                              (7,040)       (7,040)
Conversion of preferred stock                                                                                                   (11)
Net credit to paid-in capital
 from $2.0  million  Consolidation  settlement  offset by related tax effect and adjustments  of deferred  taxes for the tax effect of the taxable  premium paid from
 the 1988 Consolidation transaction                                                                                               75
Principal payments from ESOP                                                                                                   3,962
                                                                                            ----------     ----------     ----------
Balances, December 31, 1992                                                                       --          (19,123)        44,719

Net income                                                                                                      6,282          6,282
Dividend paid on
 ESOP convertible preferred shares
 (net of tax effect)                                                                                           (4,850)       (4,850)
Conversion of preferred stock                                                                                                     --
Principal payments from ESOP                                                                                                   5,113
Purchase of treasury shares                                                                       (131)                        (131)
                                                                                            ----------     ----------     ----------
Balances, December 31, 1993                                                                       (131)       (17,691)        51,133

Net loss                                                                                                       (6,641)       (6,641)
Cumulative effect of change in
 accounting on unearned compensation                                                                                           7,130
Common stock repurchase                                                                         (2,997)                      (2,997)
Conversion of preferred stock                                                                       31                            --
Allocation of shares                                                                                                           1,953
Current year imputed dividend on
 allocated ESOP shares                                                                                         (2,430)       (2,430)
Prior year preferred dividend not charged
 to equity until paid                                                                                          (2,565)       (2,565)
Cancellation of preferred stock and
 issuance of common stock upon
 termination of the ESOP                                                                           266                            --
Exercise of stock options                                                                                                         75
Translation gain/loss                                                                                              37             37
                                                                                            ----------     ----------     ----------

Balances, December 31, 1994                                                                 $   (2,831)    $  (29,290)    $   45,695
                                                                                            ==========     ==========     ==========




                  See accompanying notes to these consolidated
                             financial statements.


                                                    PLM INTERNATIONAL, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Years Ended December 31,
                                                         (in thousands)

                                                                                    1994             1993             1992
                                                                                    ----             ----             ----

Cash flows from operating activities:
  Net (loss) income                                                             $ (6,641)        $  6,282        $ (18,231)
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
  Depreciation and amortization                                                   12,135           12,236           13,930
  Cumulative effect of accounting change                                           5,130               --               --
      Restructuring adjustments
      and revaluation of assets                                                    4,247            2,221           39,525
      Foreign currency translations                                                   37               --               --
      Decrease in deferred income taxes                                           (3,342)          (2,700)         (16,173)
      Compensation expense for ESOP, net                                            (477)              --               --
      Loss (gain) on the sale or disposition
       of transportation equipment, net                                              164           (2,350)          (1,968)
      Gain on disposal of other assets                                                --             (578)            (780)
      Reduction in residual value interests                                          728              286             (336)
      Minority interest in net income of
       subsidiaries                                                                   64               --               --
      (Decrease) increase in payables and other
       liabilities                                                                (6,760)           3,135           (2,905)
      Decrease (increase) in receivables and
       receivables from affiliates                                                 4,132           (2,177)          (1,496)
      Cash distributions from affiliates in excess
       of income accrued                                                             675              373              388
      Decrease (increase) in other assets                                          1,844            1,165           (1,044)
      Purchase of equipment for lease                                             (3,083)          (1,535)          (9,779)
      Proceeds from the sale of equipment for lease                               14,609           26,912           16,564
      Purchase of assets held for sale                                           (28,261)         (18,105)         (29,682)
      Proceeds from sale of assets held for sale                                  19,886           18,105           38,243
      Financing of assets held for sale to affiliates                              9,357           14,404           25,531
      Repayment of financing for assets held
       for sale to affiliates                                                     (2,953)         (14,404)         (25,531)
                                                                                --------         --------        ---------
           Net cash provided by operating activities                              21,491           43,270           26,256

Cash flows from investing activities:
   Additional investment in affiliates                                              (311)            (541)            (232)
  Proceeds from the sale of residual options
   and other investments                                                              90              365            1,197
   Investment in leveraged leases                                                     --               --           (1,936)
   Purchase of investments                                                            --               --             (950)
   Decrease (increase) in restricted cash and
    cash equivalents                                                             (17,106)           9,541           46,680
   Purchase of restricted marketable securities                                  (19,552)         (84,299)        (103,629)
   Proceeds from the maturity and sale of restricted
    marketable securities                                                         43,485           86,343           57,713
   Acquisition of subsidiary net of cash acquired                                 (1,013)              --               --
                                                                                --------          -------          -------
           Net cash provided by (used in) investing                                5,593           11,409           (1,157)
             activities

                                                           (continued)

                  See accompanying notes to these consolidated
                             financial statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (in thousands)

                                                                                    1994            1993              1992
                                                                                    ----            ----              ----
Cash flows from financing activities:
   Proceeds from long-term equipment
    loans                                                                         45,138              --            12,853
   Principal payments under loans                                                (71,515)        (42,351)          (35,773)
   Principal payments under leveraged ESOP loan                                       --           5,113             3,962
   Cash dividends paid on preferred stock                                         (9,436)         (7,032)           (7,040)
   Payments received from ESOP trustee                                             8,097              --                --
   Redemption of preferred stock                                                      --              --                (7)
   Settlement of litigation related to
    consolidation transaction                                                         --              --            (2,000)
   Purchase of treasury stock                                                     (2,997)           (131)               --
  Proceeds from exercise of stock options                                             75              --                --
                                                                                --------        --------          --------
         Net cash used in financing activities                                   (30,638)        (44,401)          (28,005)

   Net (decrease) increase in cash and
    cash equivalents                                                              (3,554)         10,278            (2,906)
   Cash and cash equivalents at beginning
    of year                                                                       19,685           9,407            12,313
                                                                                --------        --------          --------
   Cash and cash equivalents at end of year                                     $ 16,131        $ 19,685          $  9,407
                                                                                ========        ========          ========

   Interest paid during year                                                    $ 10,231        $ 10,852          $ 14,089
                                                                                ========        ========          ========

   Income taxes paid during year                                                $  4,009        $    626          $    313
                                                                                ========        ========          ========

                  See accompanying notes to these consolidated
                             financial statements.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the financial position, changes in shareholders' equity, results of operations, and cash flows of PLM International, Inc. and its wholly and majority owned subsidiaries ("PLM International" or the "Company"). PLM International and its consolidated group began operations on February 1, 1988. All significant intercompany transactions among the consolidated group have been eliminated.

Accounting for Leases

PLM International's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

Transportation Equipment

Transportation equipment held for operating leases is stated at the lower of depreciated cost or estimated net realizable value. Depreciation is computed on the straight line method down to its estimated salvage value utilizing the following estimated useful lives (in years): aircraft 8-20; trailers 8-18; marine containers 10- 15; marine vessels 15; and storage vaults 15. Salvage value is 15% of original equipment cost.

     The Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts.

     Transportation equipment held for sale is valued at the lower of depreciated cost or estimated net realizable value. If projected future lease revenue plus residual values are lower than the carrying value of the equipment, a loss on revaluation is recorded. Lease rentals earned prior to sale are recorded as operating lease revenues with an offsetting charge to depreciation and amortization expense.

     Except for trailers and storage vaults at the Company's per-diem rental yards, maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred except for drydocking costs on marine vessels which are estimated and reserved for prior to drydocking. To meet the maintenance obligations of certain aircraft engines, escrow accounts are prefunded by the lessees. The escrow accounts are included in the consolidated balance sheet as restricted cash and other liabilities. Certain railcars and trailers are maintained under fixed price maintenance contracts with third parties. Repairs and maintenance expense was $4.2 million, $4.4 million, and $5.6 million for 1994, 1993, and 1992, respectively.

Commissions

PLM  International  engages  in the  sale of  transportation  equipment  leasing
investment  programs,   which  are  mainly  limited  partnerships.   Commissions
represent syndication

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



placement fees, generally 9% of equity raised, earned upon the sale of partnership units to investors. Commissions are recognized as revenue at the time the sale is performed.

     Commission expense includes placement commissions of approximately 8% of equity raised which is paid to outside brokers and wholesaler commissions of approximately 1% of equity raised. The expense is recognized on the same basis as placement fees earned.

Management Fees, Partnership Interests, and Other Fees

PLM International also engages in the organization and management of transportation equipment leasing investment programs, and receives for its services an equity interest in the partnership, as well as equipment acquisition, lease negotiation, debt placement, and equipment management fees from these affiliated investment programs and limited partnerships.

     Equipment acquisition, lease negotiation, and debt placement fees are earned through the purchase, initial lease, and financing of equipment, and are generally recognized as revenue when the Company has completed substantially all of the services required to earn the fee, generally when binding commitment agreements are signed. Management fees are earned for managing the equipment portfolio and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

     As compensation for organizing a partnership, PLM Financial Services, Inc. ("FSI") is generally granted an interest (ranging between 1% and 5%) in the earnings and cash distributions of the partnership for which FSI is the general partner. The Company recognizes as management fees and partnership interests its equity interest in the earnings of the partnership after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the partnership's gross income allowed under the respective partnership agreements.

     The Company also recognizes as income its interest in the estimated net residual value of the assets of the partnership as the equipment is being purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership equipment at the end of the partnerships. These residual value interests are recorded in management fees, partnership interests, and other fees at the present value of the Company's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on the Company's residual value interests is not accreted over the holding period. The Company reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by the Company will initially be treated as recoveries of its equity interest in the partnership.

Earnings (Loss) Per Common Share

Primary earnings (loss) per common share is calculated using the weighted average number of shares outstanding during each period (less 400,000 contingent shares held in escrow for 1992, considered common stock subject to recall). These recallable

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



shares and the outstanding stock options (refer to Note 13) are treated as common stock equivalents.

     Fully diluted earnings (loss) per common share is anti-dilutive or substantially the same as primary earnings (loss) per common share for each period reported on and, therefore, is not reported separately.

Income Taxes

As of January 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes")("SFAS No. 109"). SFAS No. 109 continues to require the same liability method of accounting for income taxes as under SFAS No. 96. No additional tax assets were recorded and no valuation allowances or additional liability was required upon adoption of SFAS No. 109. As permitted under adoption of SFAS 109, the Company has elected not to restate prior years' financial statements. The consolidated statement of operations for 1993 reflects the changes required in the presentation of the tax benefit from the preferred dividend imputed on unallocated shares for the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6") (refer to Note 13).

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

Intangibles

Intangibles are included in other assets on the balance sheet and consist primarily of goodwill related to acquisitions. Goodwill is being amortized over 10 to 15 years from the acquisition date. The Company reviews annually the valuation of goodwill based on future projected cash flows.

Cash, Cash Equivalents, and Marketable Securities

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of ninety days or less to be cash equivalents. As of January 1, 1994, the Company has adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") ("SFAS No.
115").

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

2.  ACQUISITION

In February 1994, the Company created a new subsidiary, Aeromil Holdings, Inc., that completed the purchase of Aeromil Australia Pty. Ltd., Yoder Holdings Pty. Ltd., Austin
                                      -37-

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



Aero FBO Ltd., TNPL, Inc. and a 50% interest in Aeromech Pty. Ltd. ("Aeromil"). Aeromil Holdings, Inc. purchased an 80% interest in Aeromil for $1,237,000 in cash . Aeromil is one of Australia's largest aircraft dealers specializing in local and international marketing and brokerage of corporate, commuter, and commercial aircraft. The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired in the Aeromil transaction, in the amount of $0.6 million, has been recorded as goodwill to be amortized on a straight- line basis over ten years. The portion of Aeromil not owned by PLM International is shown as minority interest on the balance sheet.

3.  VALUATION ADJUSTMENTS

In 1994, as part of the Company's annual analysis of asset performance, the Company recorded a $4.2 million reduction in the carrying value of certain equipment to its estimated net realizable value, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

     In 1993, the Company's analysis of its transportation equipment portfolio, resulting in a $2.2 million reduction in the carrying value of certain equipment to its net realizable value. The valuation adjustments included containers ($0.9 million), trailers ($0.7 million), railcars ($0.4 million), and aircraft ($0.2 million).

     In 1992, the Company recorded valuation adjustments totaling $36.2 million, consisting of revaluations of the carrying value of certain aircraft ($13.8 million), trailers ($18.6 million), and other related assets and equipment ($3.8 million).

4.  ASSETS HELD FOR SALE

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, is held for sale to an affiliated partnership, or is being marketed for sale by the Company's aircraft leasing and spare parts brokerage subsidiary. At December 31, 1994, assets held for sale included two commercial aircraft, one helicopter, 11 railcars, and one marine vessel, subject to pending contracts for sale, with an aggregate net book value of $9.2 million, $8.0 million in railcars held for sale to one or more affiliated partnerships, and $0.4 million in aircraft inventory held for sale to third parties by the Company's aircraft brokerage and services subsidiary.

5.  EQUITY INTEREST IN AFFILIATES

PLM International, through subsidiaries, is the general partner in 23 limited partnerships and generally holds an equity interest in each ranging from 1% to 5%.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



Summarized combined financial data for these affiliated partnerships, reflecting straight-line depreciation, is as follows (in thousands and unaudited):

Financial position at December 31,:                         1994           1993
                                                            ----           ----

Cash and other assets                                $    85,686     $    94,005
Transportation equipment and other
 assets, net of accumulated depreciation
 of $271,666 in 1994 and $289,488
 in 1993                                                 822,798         978,103
                                                     -----------     -----------
  Total Assets                                           908,484       1,072,108
Less liabilities, primarily long term
 financings                                              244,547         258,768
                                                     -----------     -----------
Partners' equity                                     $   663,937     $   813,340
                                                     ===========     ===========

PLM International's share thereof, which amounts are recorded as equity interest in affiliates:

Equity interest                                            $ 6,760       $ 5,365
Estimated residual value interests in
 equipment                                                  11,614        12,342
                                                           -------       -------
Equity interest in affiliates                              $18,374       $17,707
                                                           =======       =======


Operating results for the years ended December 31,:


                                                                               1994             1993             1992
                                                                               ----             ----             ----

 Revenue from equipment leases and other                                    $200,415         $194,335         $195,151
 Equipment depreciation                                                      (87,959)         (71,378)         (76,485)
 Other costs and expenses                                                    (83,460)         (82,977)        (109,691)
 Reduction in carrying value of certain
  assets                                                                      (3,213)          (8,215)         (48,405)
                                                                            --------         --------         --------
 Net income (loss) (before provision
  for (benefit from) income taxes)                                          $ 25,783         $ 31,765         $(39,430)
                                                                            ========         ========         ========
 PLM International's share of partnership
  income and residual interests, which
  amount is included in management fees,
  partnership interests, and other fees                                     $  3,548         $  3,926         $  4,487
                                                                            ========         ========         ========
 Distributions received and applied against
  PLM International's equity interest in
  affiliates                                                                $  4,110         $  4,089         $  4,302
                                                                            ========         ========         ========


  While none of the partners, including the general partner, are liable for partnership borrowings and while the general partner maintains insurance against liability for bodily injury, death, and property damage for which a partnership may be liable, the general partner may be contingently liable for non-debt claims against the partnership which exceed asset values.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



6.  TRANSPORTATION EQUIPMENT HELD FOR OPERATING LEASE

Transportation equipment, at cost, held for operating lease at December 31, 1994, is represented by the following types (in thousands):

Aircraft                                                $58,475            41%
Trailers                                                 63,318            45%
Marine vessels and marine containers                      9,766             7%
Railcars                                                  2,667             2%
Other                                                     7,610             5%

  Future minimum rentals receivable under noncancelable leases at December 31, 1994 are approximately $5,729,000 in 1995; $4,462,000 in 1996; $2,120,000 in
1997;  $1,467,000 in 1998;  and  $1,066,000  in 1999. In addition,  per diem and contingent rentals consisting of utilization rate lease payments included in revenue amounted to approximately $17.0 million in 1994, $16.0 million in 1993, and $16.4 million in 1992. At December 31, 1994, the Company had committed approximately 71.4% of its trailer equipment to rental yard and per diem operations. Certain equipment owned by the Company is leased and operated internationally.

7.  RESTRICTED CASH AND RESTRICTED MARKETABLE SECURITIES

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions as per lease or loan agreements. Certain lease agreements, primarily for aircraft, require prepayments to the Company for periodic engine maintenance. The Company's senior debt agreement requires proceeds from the sale of pledged assets be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 9).

8.  SHORT-TERM SECURED DEBT

The Company maintains a warehousing line of credit to be used to acquire assets on an interim basis for placement with affiliated partnerships.

  In June 1994, the Company amended its warehousing line of credit facility. The amendment extended the facility until June 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility. As of December 31, 1994, the Company had $6.4 million outstanding on this line. There were no borrowings on the line as of December 31, 1993. The Company shares this facility with PLM Equipment Growth and Income Fund VII which had no borrowings at December 31, 1994. The Partnership has agreed, at the maturity of each advance, to purchase any equipment then financed by the Company under the credit facility.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



9.  LONG-TERM SECURED DEBT:

Long-term secured debt consisted of the following at December 31 (in thousands):
                                                                                                 1994             1993
                                                                                                 ----             ----

Senior Secured Debt:

Institutional  debt,  $25.0 million bearing  interest at 9.78% and $10.0 million bearing  interest at LIBOR plus 2.75% per annum (8.3% at  December  31,  1994), interest is due quarterly, principal installments of $2.1 million due quarterly beginning June 30, 1997 through June 2001,  secured by substantially all of the
 Company's  transportation-related equipment assets and associated leases except those assets used as collateral
 for  other secured debt.                                                                     $35,000          $    --

Institutional  debt,  $8,200 paid in March 1994 with the remaining  balance paid
 June 30, 1994, interest was due monthly,  computed at LIBOR plus 3.0% per annum
 (6.3% at December  31,  1993)  secured by  substantially  all of the  Company's leases and assets except those assets used as collateral for the ESOP (Note 13)
 and other secured debt.                                                                           --           45,000
                                                                                              -------          -------

Employee Stock Ownership Plan (ESOP) Debt:

Bank ESOP note payable, bearing interest at 79.5% of LIBOR plus 0.75% (5.42% and
 3.15%  at  December  31,  1994  and  1993,   respectively),   interest  adjusts
 semiannually  and was due monthly  secured and repaid by restricted  marketable securities and cash equivalents
 that collateralize the debt.                                                                      --           50,280
                                                                                              -------          -------

Other Secured Debt:

Notes  payable,  bearing  interest  from 6.0% to 10.0%,  due in varying  monthly principal and interest installments through 2000, secured by equipment,  with a net book value of approximately $1,745
 at December 31, 1994.                                                                          2,119            2,839
                                                                                              -------          -------

                       Total Secured Debt                                                     $37,119          $98,119
                                                                                              =======          =======

  In June 1994, the Company closed a new $45.0 million senior loan facility with a syndicate of insurance companies, and repaid its then existing senior indebtedness. The facility provides that equipment sales proceeds or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. In December 1994, the Company utilized the balance in the cash collateral account to prepay $10.0 million of the fixed rate loan.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



  The current institutional debt agreement contains financial covenants related to tangible net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met at December 31, 1994. In addition, there are restrictions on payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows, as defined.

Scheduled principal payments on long-term secured debt are approximately (in thousands):


                                   1995 - $   142
                                   1996 - $   101
                                   1997 - $ 6,691
                                   1998 - $ 8,635
                                   1999 - $ 8,670
                             thereafter - $12,880

  The book value of the variable rate portion of the senior secured debt approximates fair value due to its variable interest rate. The Company estimates, based on recent transactions, that the fair value of the fixed portion of the senior secured debt and other secured debt is approximately equal to its book value.

10.  SUBORDINATED DEBT

Subordinated debt consisted of the following at December 31 (in thousands):


                                                                                      1994             1993
                                                                                      ----             ----
Senior subordinated  notes payable,  bearing interest at 11.55% payable monthly, equal annual principal payments of $5,750 due from 1996 through 1999,
 unsecured                                                                          $23,000          $23,000

Notes payable  bearing  interest at 14.75% payable  semi-annually,  principal of
 $3.0 million and $5.0 million were paid in July and October 1994, respectively, at a
 discount of $0.7 million                                                               -0-            8,000
                                                                                    -------          -------
                                                                                    $23,000          $31,000
                                                                                    =======          =======

  The senior subordinated debt agreement contains certain financial covenants and other provisions, including an acceleration provision in the event that, under certain circumstances, a person or group obtains certain percentages of the voting stock of the Company or seeks to influence the voting on certain matters at a meeting of shareholders. In addition, extensions to the senior secured debt may cause payment of this debt to be delayed. Absent the aforementioned, principal payments due on subordinated debt in the next five years are $0 in 1995, $5,750 in 1996, $5,750 in 1997, $5,750 in 1998, and $5,750
in 1999.

  In July and October 1994, the Company repaid $3.0 million and $5.0 million of its 14.75% notes payable, respectively, at a total $0.7 million discount.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



11.  INCOME TAXES

The provisions for (benefit from) income taxes attributable to income from operations consist of the following (in thousands):


                                                   1994                                               1993
                                         --------------------------------                      ------------------
                                   Federal            State             Total          Federal            State              Total

Current                          $   (734)         $     42          $   (692)         $  5,766          $     30          $  5,796
Deferred                           (2,664)             (712)           (3,376)           (4,023)             (318)           (4,341)
                                 --------          --------          --------          --------          --------          --------
                                 $ (3,398)         $   (670)         $ (4,068)         $  1,743          $   (288)         $  1,455
                                 ========          ========          ========          ========          ========          ========

                                                        1992
                                             ------------------------------
                                  Federal             State             Total

Current                         $   1,043          $      20          $   1,063
Deferred                          (13,710)            (3,040)           (16,750)
                                ---------          ---------          ---------
                                $ (12,667)         $  (3,020)         $ (15,687)
                                =========          =========          =========

  Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed. Accordingly, the variances from the amounts previously reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

  The difference between the effective rate and the expected Federal statutory rate is reconciled below:
                                                      1994      1993     1992
                                                      ----      ----     ----
Federal statutory tax (benefit) expense rate         (34)%      34%      (34)%
State income tax (benefit)                            (8)       (2)       (6)
Federal tax credits                                   --        (9)       --
Benefit from preferred dividend to ESOP              (32)       (6)       (7)
Other                                                  1         2         1
                                                     ---       ---       ---
  Effective tax (benefit) expense rate               (73)%      19%      (46)%
                                                     ===       ===       ===

  Net operating loss carryforwards for federal income tax purposes amounted to $18,334 and $20,744 at December 31, 1994 and 1993, respectively. These net operating losses have a 15 year carryforward period. The net operating losses at December 31, 1994, will expire as follows: $7,523 in 2004; $2,872 in 2005; $7,169 in 2006; and $770 in 2007. Alternative minimum tax credit carryforwards at December 31, 1994 are $6,152. For financial statement purposes, there are no operating loss or alternative minimum tax credit carryforwards.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



  The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, are presented below:

                                                             1994         1993
Deferred Tax Assets:
 Tax credits carryforwards                                 $ 6,583       $ 7,782
 Net operating loss carryforwards                            7,048         7,921
 Federal benefit of state taxes                              1,082         1,090
 Other                                                        --             473
                                                           -------       -------
  Total deferred tax assets                                 14,713        17,266
                                                           -------       -------

Deferred Tax Liabilities:
 Transportation equipment, principally
  differences in depreciation                               22,415        28,376
 Partnership interests                                       8,085         8,276
 Other                                                         378          --
                                                           -------       -------
  Total deferred tax liabilities                            30,878        36,652
                                                           -------       -------

  Net deferred tax liabilities                             $16,165       $19,386
                                                           =======       =======

12. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

Lease Agreements

The Company's net rent expense was $2.1 million, $2.4 million, and $2.4 million in 1994, 1993, and 1992, respectively.

  The Company was obligated under a lease for its former office space through April 1994. The Company's contracted rentals from subleasing its former space were less than its obligations, and consequently the Company recorded an expense of $167,000 in 1994, $149,000 in 1993, and $300,000 in 1992.

  The Company also has leases for other office space and for rental yard operations. The applicable rent expense recorded was $729,000 in 1994; $1,003,000 in 1993; and $1,048,000 in 1992. Annual lease rental commitments for these locations total $633,000, $423,000, $181,000, and $39,000 for years 1995 through 1998, respectively.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



Letter of Credit

At December 31, 1994, the Company had a $317,000 open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% equity interest. This letter of credit must be extended or replaced under the terms of the guarantee.

Other

The Company provides employment contracts to certain officers which provide for certain payments in the event of a change of control and termination of employment.

  The Company has agreed to provide supplemental retirement benefits to eleven current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over five years based on the average base rate of pay during the 60 month period prior to retirement as adjusted for length of participation in the plan. Expense for the plan was $249,000 for 1994, $429,000 for 1993, and $80,000 for 1992. As of December 1994, the total estimated future obligation relating to the current participants is $9,739,000 including vested benefits of $1,024,000. In connection with this plan, whole life insurance contracts were purchased on the participants. Insurance premiums of $203,000 and $122,000 were paid during 1994 and 1993, respectively. Additionally, the Company has capitalized $337,000 to reflect the cash surrender value of these contracts as of December 31, 1994.

13.  SHAREHOLDERS' EQUITY

Common Stock

PLM International has authorized 50,000,000 shares of common stock at $0.01 par value of which 660,000 shares have been reserved for stock options. In 1994, Transcisco emerged from Chapter 11 bankruptcy proceedings and as part of its plan of reorganization transferred its shares of PLM International common stock to its Official Bondholders' Committee ("OBC") during 1994. In October 1994, 2,445,000 of these shares were sold to independent investors and the remaining 922,367 shares were repurchased by the Company as treasury stock. The following table summarizes changes in common stock during 1994:

                                           Issued                   Outstanding
                                           Common       Treasury       Common
                                           Shares        Shares        Shares

Shares at December 31, 1993             10,897,324       432,018     10,465,306
Conversion of preferred stock                 --         (14,809)        14,809
Stock options exercised                     23,331          --           23,331
Stock repurchase                              --         922,367       (922,367)
ESOP termination                         1,650,075      (468,519)     2,118,594
                                       -----------   -----------    -----------
Shares at December 31, 1994             12,570,730       871,057     11,699,673
                                       ===========   ===========    ===========

Preferred Stock

PLM International authorized 10,000,000 shares of preferred stock at $0.01 par value, of which 4,923,077 Series A Cumulative Convertible preferred shares (the "Preferred Stock") were issued on August 21, 1989 to the ESOP for $13.00 per share. Each share was entitled to receive a fixed annual dividend of $1.43 and was convertible into and

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



carried voting rights equivalent to a common share (subject to adjustment). In 1994, 468,519 shares were issued in accordance with the ESOP termination to former participants. As of December 31, 1994, the Company's ESOP terminated and all 1,650,075 preferred shares allocated to the accounts of participants were distributed and thereupon converted into an equal number of common shares.

Stock Options

The granting of non-qualified stock options to key employees and directors is provided for in plans that reserve up to 660,000 shares of the Company's common stock. The price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of grant. All options currently outstanding are exercisable at prices equal to the market value of the shares at the date of grant. Vesting of options granted generally occurs in three equal installments of 33 1/3% per year, initiating from the date of grant.

  Stock option transactions during 1994 and 1993 are summarized as follows:

                                                                       Average
                                                       Number of    Option Price
                                                         Shares       Per Shares

Balance, December 31, 1992                               605,200          $ 2.00
Granted                                                     --              --
Canceled                                                 (24,900)           2.00
                                                        --------           -----
Balance, December 31, 1993                               580,300          $ 2.00
Granted                                                  102,500            3.06
Canceled                                                 (77,069)           2.00
Exercised                                                (23,331)           2.00
                                                        --------           -----
Balance, December 31, 1994                               582,400          $ 2.19
                                                        ========           =====

  At December 31, 1994, 297,170 of these options were exercisable.

Shareholder Rights

On March 12, 1989, the Company adopted a Shareholder Right's Plan ("Plan") under which one common stock purchase right (a "Right") was distributed as a dividend on each outstanding share of common stock. The Plan, which was amended on August 12, 1991 and on January 18, 1993, is designed to protect against unsolicited and coercive attempts to acquire control of PLM International and other abusive tactics. The Plan is not intended to preclude an acquisition of PLM International which is determined to be fair to, and in the best interests of, its shareholders.

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

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994




  Previously, the Plan did not provide for the issuance of rights to the holder of preferred stock except upon conversion of the preferred stock into common stock. On January 18, 1993, the Plan was amended to distribute additional rights as a dividend on each outstanding share of the Company's Series A Cumulative Preferred Stock held at the close of business on February 1, 1993.

  PLM International generally will be entitled to redeem the Rights in whole at a price of one cent per Right at any time prior to the Rights becoming exercisable. As of December 31, 1994, there were 11,699,673 Rights outstanding which will expire on March 31, 1999, and carry no voting privileges.

Employee Stock Ownership Plan ("ESOP")

Termination

On August 21, 1989, the Company established a leveraged ESOP. PLM International issued 4,923,077 shares of Series A Cumulative Convertible preferred stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was financed, in part, with the proceeds of a loan (the "Bank Loan") from a commercial bank (the "Bank") which proceeds were lent to the ESOP ("ESOP Debt") on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt was secured, in part, by the shares of preferred stock, while the Bank Loan was secured with cash equivalents and marketable securities. Preferred dividends were payable semiannually on February 21 and August 21, which corresponded to the ESOP Debt payment dates. Bank loan debt service was covered through release of the restricted cash and marketable securities. While the annual ESOP dividend was fixed at $1.43 per share, the interest rate on the ESOP debt varied, resulting in uneven debt service requirements.

  Termination of the ESOP resulted in the distribution to each ESOP participant shares of preferred stock allocated to such participant's account which shares immediately converted into common stock. During the life of the ESOP, 2,118,594 common shares were distributed to approximately 315 ESOP participants, including 1,650,075 shares distributed to then ESOP participants upon termination of the ESOP. In addition, 468,519 shares were distributed on or about November 18, 1994, to participants who, at that time, were no longer employees of the Company. All such distributed shares are freely tradeable common shares and listed on the AMEX.

  Shares of preferred stock held by the ESOP which were not allocated to participants' accounts at the date of termination (2,804,483 shares) were returned to the Company. In addition, the bank indebtedness of the Company ($43.3 million) related to the ESOP was repaid using restricted cash and marketable securities collateral. The Company charged to earnings in 1994 approximately $0.5 million to reflect an adjustment to current market value for this collateral.

  Termination of the ESOP and the related ESOP loan has eliminated payment by the Company of the annual dividend on the preferred stock held by the ESOP. For the years ended December 31, 1994 and 1993, the aggregate pretax amount of this dividend was $7.3 million and $7.0 million, respectively. The Company also charged to earnings approximately $2.7 million of previously paid, unamortized ESOP loan fees and other costs to earnings in 1994.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



Change in Accounting

On November 22, 1993, the American Institute of Certified Public Accountants issued SOP 93-6 which changes the way companies report transactions with leveraged employee stock ownership plans for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees net of the imputed dividend on allocated shares; (ii) interest received on the loan to the ESOP is not recorded as income; (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders; and (iv) the previously reported ESOP loan is not recognized under SOP 93-6, instead an amount representing the unearned compensation related to the unallocated shares is reported as a reduction of preferred stock. The Company elected to adopt SOP 93-6 in the third quarter of 1994, which required the previously issued financial statements to be restated for the change in accounting as of January 1, 1994. The adoption of SOP 93-6 resulted in a non-cash charge to earnings as of the beginning of the year of adoption, of $5.1 million for the impact of the change in accounting principle which was primarily the result of an increase in unearned compensation of $7.1 million and the recording of a previously unaccrued dividend of $2.5 million. Additionally, SOP 93-6 eliminates the recognition of interest income on the Company's loan to the ESOP and records the entire tax benefit of the ESOP as a reduction in income tax expense.

14.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Notes 1 and 5), the affiliated partnerships reimburse the Company for certain expenses as allowed in the partnership agreements. Reimbursed expenses totaling approximately $7.0 million in 1994, and $10.0 million in 1993, have been recorded as reductions of operations support expense. Outstanding amounts are paid within normal business terms or treated as a capital contribution if excess organization and offering costs exceed the partnership agreement reimbursement limitations. The Company amortizes such capital contributions over the estimated life of the partnership.

15. OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

  As of December 31, 1994 and 1993, management believes the Company had no significant concentrations of credit risk.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



16. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993 (in thousands, except per share amounts):


                                                                                                          Earnings
                                                                               Net Income                  (Loss)
                                                          Income                (Loss)                  Per Common
                                                          (Loss)                to Common                   Shares
                                 Revenue               Before Taxes               Shares                 Outstanding
                                 -------              ------------            -----------              ------------
1994 Quarters
- -------------
First                            $14,967                $   949                   $(4,631)                 $(0.37)
Second                            14,481                    216                        20                    0.00
Third                             13,323                 (8,727)                   (5,804)                  (0.46)
Fourth                            15,191                  1,983                     1,344                    0.10
                                 -------                -------                   -------                  ------
  Total                          $57,962                $(5,579)                  $(9,071)                 $(0.73)
                                 =======                =======                   =======                  ======

1993 Quarters
First                            $18,379                $ 2,462                   $   352                  $ 0.03
Second                            18,141                  2,653                       468                    0.05
Third                             15,387                  1,736                       500                    0.05
Fourth                            17,745                    886                       112                    0.01
                                 -------                -------                   -------                  ------
  Total                          $69,652                $ 7,737                   $ 1,432                  $ 0.14
                                 =======                =======                   =======                  ======


  In the fourth quarter of 1993, the Company reduced the carrying value of certain equipment by $1.3 million. This was partially offset by tax credits of $0.2 million and by the revenue generated from the purchase of $61.0 million of equipment for the managed programs.

  The adoption of SOP 93-6 resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle which was recorded in the first quarter of 1994.

  In the third quarter of 1994, the Company reduced the carrying value of certain equipment by $4.2 million and recognized other expense of $2.5 million related to the planned termination of the Company's ESOP.

17. THE COMPANY'S 401(k) SAVINGS PLAN

The Company adopted the PLM International Employers Profit Sharing and Tax-Advantaged Savings Plan effective as of February 1, 1988. The plan provided for a deferred compensation arrangement as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan was a noncontributory plan available to essentially all full-time employees of the Company. In 1994, employees of the Company who participated in the 401(k) Plan could elect to defer and contribute to the trust established under the 401(k) Plan up to 16% or $9,240 of pre-tax salary or wages. The Company made no contributions to the 401(k) Plan. As of December 31, 1994, in conjunction with the termination of the Company's ESOP, the Company terminated the 401(k) Plan.

18.  SUBSEQUENT EVENTS

In January 1995, the Company entered into an agreement to form a new equipment leasing and management company to acquire certain assets and management operations of Boston-

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994



based, privately-held American Finance Group ("AFG"). The new entity, as a wholly-owned subsidiary of FSI, will acquire AFG's proprietary software and assume the management of future investor programs as well as provide equipment management services to AFG's existing investor programs. Affiliates of AFG, which will change its name, will continue to be the general partners of the existing programs. AFG currently manages a portfolio of approximately $833 million of capital equipment (at original cost), subject to primarily full payout leases, for its own account and approximately 50,000 investors.

  In January 1995, the registration statement for a new syndicated product became effective. The Company's wholly-owned subsidiary, FSI will serve as the Manager for the new program. This product, a Limited Liability Company ("LLC") with a no-load structure, will start being syndicated in the first quarter of 1995. There will be no compensation paid to FSI for the organization of the LLC, the acquisition of equipment, and the negotiation of the initial leases. FSI will fund the cost of organization, syndication, and offering through use of operating cash and will treat this as its investment in the LLC. The Company will amortize its investment in the LLC over the life of the program. In return for its investment, FSI will be entitled to a 15% interest in the cash distributions and earnings of the LLC subject to certain allocation provisions. The Company will also be entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

  In January 1995, the Company, through its wholly-owned subsidiary TEC Acquisub, Inc., entered into a binding purchase agreement to acquire a marine vessel for $12.3 million which will be sold to the LLC. On March 14, 1995, TEC Acquisub borrowed $9.8 million through its warehousing line of credit facility in preparation for the purchase of the marine vessel.

  In January 1995, the Company sold one commercial aircraft with a net book value of $1.8 million for $2.2 million. In February 1995, the Company sold one commercial aircraft with a net book value of $0.5 million for $0.7 million, and sold one helicopter for its net book value of $1.0 million. In March 1995, the Company sold its marine vessel with a net book value of $5.2 million for approximately $4.5 million, net of selling costs. Accrued drydock reserves at the time of sale were $0.7 million. In March 1995, the Company sold 11 railcars with a net book value of $0.7 million for $1.1 million. The two commercial aircraft, the helicopter, the marine vessel, and the 11 railcars were all included in assets held for sale at December 31, 1994.

  Effective February 1995, the Company adopted the Directors' 1995 Non-qualified Stock Option Plan which reserves 120,000 shares of the Company's common stock for issuance to directors who are non-employees of the Company. All options outstanding are exercisable at prices equal to the closing price as of the date of grant. Vesting of options granted occurs in three equal installments of 33 1/3% per year, initiating from the date of the grant.

  In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares may be purchased in the open market or through private transactions. The timing and amount of repurchases, which will be funded through working capital and existing cash reserves, will depend on market conditions and corporate requirements. Shares repurchased may be used for corporate purposes, including option plans, or they may be retired. The Company had repurchased 49,700 of these shares as of March 15, 1995.

SCHEDULE II

                            PLM INTERNATIONAL, INC.
                 Years Ended December 31, 1994, 1993, and 1992
           Amounts Receivable from Related Parties and Underwriters,
              Promoters, and Employees Other Than Related Parties
                                 (in thousands)


                                     Balance at                                               Deductions
                                     Beginning                                            Amounts           Balance at
                                        of                            Amounts           Expensed As            End of
Name of Debtor                        Period         Additions       Collected        Uncollectible(2)          Period

Year Ended 12/31/94

Customized Equipment
  Leasing Programs                      $779            $ --           $462                 $306             $ 11(1)

Year Ended 12/31/93

Customized Equipment                    $779            $ --           $ --                 $ --             $779  (1)
  Leasing Programs

Year Ended 12/31/92

Customized Equipment
  Leasing Programs                      $773            $  6           $ --                 $ --             $779(1)







Note: All other amounts receivable from related parties in excess of $100,000 were generated in the ordinary course of business.

(1) Certain Customized Equipment Leasing Programs may not be able to pay the amounts owed; reserves of $9,000 at December 31, 1994 and $539,000 at December 31, 1993 and 1992, have been established for this possible eventuality.

(2) The $306,000 expensed as uncollectible in 1994 had previously been fully reserved for. Consequently, the Company recorded no income statement impact for this expense in 1994.



                                                                                                                         SCHEDULE IX

                                                      PLM INTERNATIONAL, INC.
                                                  December 31, 1994, 1993 and 1992
                                                       SHORT-TERM BORROWINGS
                                                           (in thousands)

                                                                                                                      Weighted
Category of                                                                                                             Average
Aggregate                    Balance at             Weighted              Maximum                Average             Interest Rate
Short-term                     End of               Average                Amount                Amount               During the
Borrowings1                    Period            Interest Rate          Outstanding            Outstanding2             Period

1994
Amounts payable
to banks for
borrowings                       $6,404                 7.068%              $ 6,404                  $  567                 7.833%

1993
Amounts payable
to banks for
borrowings                       $   --                 7.000%              $13,600                  $2,695                 7.000%

1992
Amounts payable
to banks for
borrowings                       $   --                 7.298%              $19,293                  $4,541                 7.125%

(1) Reflects the bridge credit line. Interest on the bridge was at the prime rate plus 0.50% to 1.00%. The bridge line was secured by assets held for resale. This line does not require compensating balances.

(2) Calculated by multiplying the outstanding balance by the number of days outstanding and dividing the product by the number of days in the year.


                                                                                                                          EXHIBIT XI
                            PLM INTERNATIONAL, INC.
              COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE (a)
                            Years Ended December 31,


                                                                                   1994               1993             1992
                                                                                   ----               ----             ----
                                                  (in thousands, except per share data)
Primary
 Earnings:
  Net (loss) income                                                            $  (6,641)         $   6,282        $(18,231)
  Preferred dividend required                                                     (2,430)            (4,850)         (7,040)
                                                                               ---------          ---------        --------
  Net (loss) income to common shares                                           $  (9,071)         $   1,432        $(25,271)
                                                                               =========          =========        ========

  Shares:
  Weighted average number of
    common shares outstanding                                                     12,374             10,589          10,497
                                                                               =========          =========        ========
  Primary (loss) earnings per common share                                     $   (0.73)         $    0.14        $  (2.41)
                                                                               =========          =========        ========

Assuming Full Dilution (b)
  Earnings:
    Net (loss) income                                                          $  (6,641)         $   6,282        $(18,231)
  Replacement contribution required upon
      conversion of ESOP convertible preferred
      shares                                                                          --             (4,542)         (4,643)
    Non-discretionary adjustments to incentive
      compensation plans based on ESOP's replace-
      ment contribution effect on pretax earnings                                     --                850             800
    Change in income tax due to conversion of
      ESOP convertible preferred shares                                               --               (191)           (934)
                                                                               ---------          ---------        --------
    Net (loss) income to common as adjusted                                    $  (6,641)         $   2,399        $(23,008)
                                                                               =========          =========        ========

  Shares:
    Weighted average number of
      common shares outstanding                                                   12,374             10,605          10,497
    Assumed conversion of preferred shares(c)                                      3,082              4,917           4,922
    Additional common shares issued to cover
      $13 stated value of allocated ESOP shares
      if converted                                                                    --                 --           3,766
                                                                               ---------          ---------        --------
    Weighted average number of common shares
      outstanding as adjusted                                                     15,456             15,522          19,185
                                                                               =========          =========        ========

(Loss) earnings per common share assuming full
  dilution                                                                     $   (0.43)         $    0.16        $  (1.20)
                                                                               =========          =========        ========


(a)   See  accompanying  notes to December 31, 1994,  1993,  and 1992  Financial
      Statements.

(b)   This  calculation  is submitted in  accordance  with  Regulation  S-K item
      601(b)(11)  although  not  required by footnote 2 to  paragraph  14 of APB
      Opinion No. 15 because the results are antidilutive.

(c)   Refer  to  accompanying  Note  13 to  the  December  31,  1994,  Financial
      Statements for the explanation related to the ESOP termination.



                                                                                                                  EXHIBIT XI, Page 2
                            PLM INTERNATIONAL, INC.
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                            Years Ended December 31,


                                                                                   1994               1993            1992
                                                                                   ----               ----            ----

                                                                          (in thousands, except per share data)
Primary
 Earnings:
   Net (loss) income                                                           $ (6,641)          $  6,282        $(18,231)
Preferred dividend required                                                      (2,430)            (4,850)         (7,040)
                                                                               --------           --------        --------
 Net (loss) income to common shares                                            $ (9,071)          $  1,432        $(25,271)
                                                                               ========           ========        ========

  Shares:
  Weighted average number of
   common shares outstanding                                                     12,374             10,589          10,497
                                                                               ========           ========        ========

 Primary (loss) earnings per common share                                      $  (0.73)          $   0.14        $  (2.41)
                                                                               ========           ========        ========

Adjusted for Contingent Issue Shares (a)(b)
  Earnings:
    Net loss                                                                                                      $(18,231)
         Additional net income required to meet
      target primary earnings per common share                                                                      45,530
    Preferred dividend required                                                                                     (7,040)
                                                                                                                  --------
    Net income as adjusted                                                                                        $ 20,259
                                                                                                                  ========
    Weighted average number of
      common shares outstanding                                                                                     10,497
    Assume issuance of contingent shares                                                                               200
                                                                                                                    10,697
    Earnings per share as adjusted                                                                                $   1.89
                                                                                                                  ========

(a) The contingent shares were recalled on January 1, 1993 as the conditions for their issuance were not met (refer to Note 13). For 1992, the Company's outstanding stock options and additional contingent shares not included above have strike prices higher than the year end closing price of the Company's common shares; and therefore, are antidilutive and no calculation is presented.

(b)   This  calculation  is submitted in  accordance  with  Regulation  S-K item
      601(b)(11)  although  not  required by footnote 2 to  paragraph  14 of APB
      Opinion No. 15 because the results are antidilutive.
