Form 10-Q
period 1995-03-31
PLM INTERNATIONAL INC
filed 1995-05-12
CIK 814677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q


[x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
         Securities Exchange Act of 1934 [Fee Required] For the fiscal quarter ended March 31, 1995.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 11, 1995 was $42,426,214.

         The number of shares outstanding of the issuer's classes of common stock as of May 11, 1995: Common Stock, $.01 Par Value -- 12,570,730 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                               PLM INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS



                                                      March 31,    December 31,
                                                          1995          1994
                                                         (in thousands)

                                                       ASSETS

Cash and cash equivalents                           $    9,006       $   16,131
Receivables                                              5,206            5,747
Receivables from affiliates                              5,459            7,001
Assets held for sale                                    25,396           17,644
Equity interest in affiliates                           19,159           18,374
Transportation equipment held for
 operating leases                                      136,442          141,836
 Less accumulated depreciation                         (76,102)         (77,744)
                                                    ----------       ----------
                                                        60,340           64,092
Restricted cash and cash equivalents                     2,269            1,409
Other                                                    6,525            9,974
                                                    ----------       ----------

    Total assets                                    $  133,360       $  140,372
                                                    ==========       ==========



            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Short-term secured debt                                   --           $ 6,404
  Senior secured debt                                     35,000          35,000
  Other secured debt                                         728           2,119
  Subordinated debt                                       23,000          23,000
  Payables and other liabilities                          10,258          11,589
  Deferred income taxes                                   17,300          16,165
                                                         -------         -------
    Total liabilities                                     86,286          94,277

Minority Interest                                            373             400

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,  11,570,273 shares issued and outstanding at March 31, 1995, and 11,699,673 at December 31, 1994 (excluding 1,000,457 and 871,057 shares held in treasury at March 31, 1995 and December 31,
 1994, respectively)                                        117             117
Paid in capital, in excess of par                        77,699          77,699
Treasury stock                                           (3,277)         (2,831)
                                                      ---------       ---------
                                                         74,539          74,985
Accumulated deficit                                     (27,838)        (29,290)
                                                      ---------       ---------
  Total shareholders' equity                             46,701          45,695
                                                      ---------       ---------

  Total liabilities, minority interest,
    and shareholders' equity                          $ 133,360       $ 140,372
                                                      =========       =========




             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                        For the three months
                                                           ended March 31,

                                                          1995         1994
                                                        --------      --------

Revenues:
  Operating leases                                      $   6,408     $   7,272
  Management fees                                           2,691         2,543
  Partnership interests and other fees                        597           901
  Acquisition and lease negotiation fees                      540         1,726
  Commissions                                               1,029         1,517
  Aircraft brokerage and services                           1,022           804
  Gain (loss) on the sale or disposition of
    transportation equipment, net                           4,587          (117)
  Other                                                       244           321
                                                        ---------     ---------
    Total revenues                                         17,118        14,967

Costs and expenses:
  Operations support                                        6,820         5,604
  Depreciation and amortization                             2,221         3,168
  Commissions                                               1,141         1,556
  General and administrative                                2,670         2,354
                                                        ---------     ---------
    Total costs and expenses                               12,852        12,682

Operating income                                            4,266         2,285

Interest expense                                            2,315         2,291
Other (expense) income, net                                   (27)          152
Interest income                                               678           803
                                                        ---------     ---------
Income before income taxes                                  2,602           949

Provision (benefit) for income taxes                        1,115          (112)
                                                        ---------     ---------

Net income before cumulative effect
  of accounting change                                      1,487         1,061

Cumulative effect of accounting change                       --           5,130
                                                        ---------     ---------

Net income (loss)                                           1,487        (4,069)

Preferred dividend imputed on allocated shares               --             562
                                                        ---------     ---------

Net income (loss) to common shares                      $   1,487     $  (4,631)
                                                        =========     =========

Earnings (loss) per common share outstanding            $    0.13     $   (0.37)
                                                        =========     =========






             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         For the Periods Ended December 31, 1993 through March 31, 1995
                                 (in thousands)



                                             Preferred     Loan to
                                             Stock at    Employee Stock
                                             Paid-in      Ownership        At
                                             Amount      Plan (ESOP)       par
                                             ---------   -----------       ----


Balances, December 31, 1993                  $  63,569    $ (50,280)   $     109

Net loss
Cumulative effect of change in
 accounting on unearned compensation                          7,130
Common stock repurchase
Conversion of preferred stock                     (192)
Allocation of shares                            (4,091)       6,044
Current year imputed dividend on
 allocated ESOP shares
Prior year preferred dividend not charged
 to equity until paid
Cancellation of preferred stock and
 issuance of common stock upon
 termination of the ESOP                       (59,286)      37,106            8
Exercise of stock options
Translation gain/loss
                                             ---------    ---------    ---------
Balances, December 31, 1994                       --           --            117

Net income
Common stock repurchase
Translation gain/loss
                                             ---------    ---------    ---------
Balances, March 31, 1995                          --           --      $     117
                                             =========    =========    =========



                                                                  Common Stock
                                                          -------------------------          Retained
                                                             Paid-in                         Earnings      Total
                                                             Capital in        Treasury     Accumulated   Shareholders'
                                                          Excess of par       Stock         (Deficit)     Equity
                                                          -------------       -----         ---------     --------


Balances, December 31, 1993                                    $55,557         $(131)      $(17,691)         $51,133

Net loss                                                                                     (6,641)          (6,641)
Cumulative effect of change in
 accounting on unearned compensation                                                                           7,130
Common stock repurchase                                                       (2,997)                         (2,997)
Conversion of preferred stock                                      161            31                              --
Allocation of shares                                                                                           1,953
Current year imputed dividend on
 allocated ESOP shares                                                                       (2,430)          (2,430)
Prior year preferred dividend not charged
 to equity until paid                                                                        (2,565)          (2,565)
Cancellation of preferred stock and
 issuance of common stock upon
 termination of the ESOP                                        21,906           266                              --
Exercise of stock options                                           75                                            75
Translation gain/loss                                                                            37               37
                                                               -------       -------       --------         --------
Balances, December 31, 1994                                     77,699        (2,831)       (29,290)          45,695

Net income                                                                                    1,487            1,487
Common stock repurchase                                                         (446)                           (446)
Translation gain/loss                                                                           (35)             (35)
                                                               -------       -------       --------         --------
Balances, March 31, 1995                                       $77,699       $(3,277)      $(27,838)        $ 46,701
                                                               =======       =======       =========        ========




             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   For the three months
                                                                                                     ended March 31,
                                                                                                     1995             1994
                                                                                                   --------          -------
Operating activities:
   Net income (loss)                                                                              $ 1,487          $(4,069)
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                                                 2,221            3,168
      Foreign currency translations                                                                   (35)              --
      Cumulative effect of accounting change                                                           --            5,130
      Increase (decrease) in deferred income taxes                                                  1,135             (503)
      Compensation expense for ESOP                                                                    --               85
      (Gain) loss on sale or disposition of assets, net                                            (4,587)             117
      Reduction in residual value interests                                                           450              217
      Minority interest in net (loss) income of subsidiaries                                          (27)              20
      Decrease in payables and other liabilities                                                   (1,125)          (5,666)
      Increase in receivables and receivables from
     affiliates                                                                                     1,155            2,314
      Cash distributions from affiliates in excess of
     income accrued                                                                                   119              109
      (Increase) decrease in other assets                                                             (83)             248
      Purchase of equipment for lease                                                                (254)            (365)
      Proceeds from sale of equipment for lease                                                    11,105            1,182
      Purchase of assets held for sale                                                            (17,152)          (3,695)
      Proceeds from sale of assets held for sale                                                      128            3,695
   Financing of assets held for sale to affiliates                                                  9,800            2,953
   Repayment of financing of assets held for sale
     to affiliates                                                                                (16,204)          (2,953)
                                                                                                 --------         --------
      Net cash (used in) provided by operating activities                                         (11,867)           1,987
                                                                                                 --------         --------

Investing activities:
   Additional investment in affiliates                                                             (1,354)             (51)
  Purchase of residual option                                                                        (200)              --
   Proceeds from the disposition of residual options                                                2,059               89
   Proceeds from the sale of leveraged leases                                                       4,530               --
   Proceeds from the maturity and sale of restricted
    marketable securities                                                                              --           15,792
   Purchase of restricted marketable securities                                                        --           (9,472)
   Increase in restricted cash and cash equivalents                                                  (860)          (6,257)
  Acquisition of subsidiaries net of cash acquired                                                     --           (1,139)
                                                                                                 --------         --------
      Net cash provided by (used in) investing activities                                           4,175           (1,038)
                                                                                                 --------         --------

Financing activities:
  Proceeds from long-term equipment loans                                                              85               --
   Principal payments under loans                                                                      --           (8,350)
   Cash dividends paid on Preferred Stock                                                              --             (934)
   Payments received from ESOP Trustee                                                                928              834
  Repurchase of treasury stock                                                                       (446)              --
   Proceeds from exercise of stock options                                                             --               19
                                                                                                 --------         --------
      Net cash provided by (used in) financing activities                                             567           (8,431)
                                                                                                 --------         --------

Net decrease in cash and cash equivalents                                                          (7,125)          (7,482)
Cash and cash equivalents at beginning of period                                                   16,131           19,685
                                                                                                 --------         --------
Cash and cash equivalents at end of period                                                       $  9,006         $ 12,203
                                                                                                 ========         ========

Supplemental information:
   Interest paid during the period                                                               $  1,880         $  2,535
                                                                                                 ========         ========

   Income taxes paid during the period                                                           $     20         $  3,875
                                                                                                 ========         ========

                  See accompanying notes to these consolidated
                             financial statements.

                                               PLM INTERNATIONAL, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   March 31, 1995

1.    General

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995, and the statements of operations and cash flows for the three months ended March 31, 1995, and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

      Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

      The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

2.    Equipment

      The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, is held for sale to one or more affiliated parties or third parties, or is being marketed for sale by the Company's aircraft brokerage and services subsidiary("Aeromil"). At March 31, 1995, $25.1 million in transportation equipment was held for sale to one or more affiliated parties or third parties and $0.3 million in aircraft inventory was held for sale to third parties by Aeromil.

      During the last three years, the Company has significantly downsized the equipment portfolio, through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

      Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on-lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the Company's knowledge and assessment of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references.

      During the quarter ended March 31, 1995, the Company sold 40 railcars that were a part of a group purchase in December 1994. These cars were off-lease when purchased and remarketing efforts resulted in a sale in which the Company realized a gain of approximately $0.2 million.

3.    Debt

      On March 28, 1995, the Company used surplus cash on hand to repay the entire $16.2 million that was outstanding on its short-term equipment acquisition loan facility on that date.

4.    Shareholders' Equity

      Effective February 1995, the Company adopted the Directors' 1995 Non-qualified Stock Option Plan which reserves 120,000 shares of the Company's common stock for issuance to directors who are non-employees of the Company. All options outstanding are exercisable at prices equal to the closing price as of the date of grant. Vesting of options occurs in three equal installments of 33 1/3% per year, initiating from the date of the grant. During the three months ended March 31, 1995, 80,000 options were granted under this plan at $2.63 per share.

      In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares may be purchased in the open market or through private transactions. The timing and amount of repurchases, which will be funded through working capital and existing cash reserves, will depend on market conditions and corporate requirements. Shares repurchased may be used for corporate purposes, including option plans, or they may be retired. The Company had repurchased the entire $0.5 million or 151,477 shares under this program as of May 11, 1995.

      During the first quarter of 1995,  129,400 common shares were  repurchased by the Company. Consequently, the total common shares outstanding decreased to 11,570,273 at March 31, 1995, from the 11,699,673 outstanding at December 31, 1994. Net income (loss) per common share was computed by dividing net income (loss) to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding as of March 31, 1995 and 1994, were 11,867,815 and 12,348,162, respectively.

5.    Recent Developments

      In January 1995, the Company entered into an agreement, through a new equipment leasing and management subsidiary, to manage the operations of Boston-based, privately-held American Finance Group ("AFG"). The new entity, as a wholly-owned subsidiary of PLM Financial Services, Inc. ("FSI"), will acquire AFG's proprietary software and provide equipment management and investor relations services to AFG's existing investor programs. The Company has the right to terminate the contract subject to certain terms and conditions any time on or after June 30, 1995. Affiliates of AFG, which will change its name, will continue to be the general partners of the existing programs. AFG currently manages a portfolio of approximately $807 million of capital equipment (at original cost), subject to primarily full payout leases, for its own account and approximately 50,000 investors.

      In January 1995, the registration statement for the Professional Lease Management Income Fund I, L.L.C. ("LLC") became effective. FSI will serve as the Manager for the new program. This product, organized as a Limited Liability Company with a no front-end fee structure, began syndication in the first quarter of 1995. There will be no compensation paid to FSI, or any of its subsidiaries, for the organization of the LLC, the acquisition of equipment, nor the negotiation of the leases. FSI will fund the cost of organization, syndication and offering through use of operating cash and will treat this as its investment in the LLC. The Company will amortize its investment in the LLC over the life of the program. In return for its investment, FSI will be entitled to a 15% interest in the cash distributions and earnings of the LLC subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of the LLC will increase to 25% after the investors have received distributions equal to their invested capital. The Company will also be entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

      As of the date of this report, the LLC had raised $4.1 million in equity and had met the legal requirements for breaking impound and entering the equipment investment phase of the program.

6.    Subsequent Events

      On April 27, 1995, the Company sold 82 railcars to the LLC at their original cost plus capitalized repairs of $1.6 million. On May 9, 1995, the Company sold an additional 232 railcars to the LLC at their original cost plus capitalized repairs of $6.6 million. All 314 railcars were included in assets held for sale at March 31, 1995.

      On April 18, 1995, the Company purchased two commuter aircraft for a total of $1.5 million and sold both aircraft for a gain of $0.3 million, net of selling costs. On March 9, 1995, the Company purchased one commuter aircraft for $0.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, railcars and storage vaults at March 31, 1995, is mainly equipment built prior to 1988. As the trailer equipment ages, the Company is generally replacing it with newer equipment. However, aged equipment for other equipment types may not be replaced. Rather, proceeds from the liquidation of other equipment types may be invested in trailers or in other Company investment opportunities. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

        The Company also syndicates investment programs from which it earns various fees and equity interests. The Company is currently marketing an investment program structured as a limited liability company with a no front-end fee structure. The Company invests the equity raised through syndication in transportation equipment which is then managed on behalf of the investors. The equipment management activities for this type of program generate equipment management fees for the Company over the life of the program, typically 10-12 years.

        The limited partnership agreements have allowed the Company to receive fees for the acquisition and initial lease of the equipment. The LLC agreement does not provide for acquisition and lease negotiation fees.

        The limited partnership agreements generally entitle the Company to receive between a 1% and 5% interest in the cash distributions and earnings of the partnership subject to certain allocation provisions. The LLC agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program subject to certain allocation provisions which will increase to 25% after the investors have received distributions equal to their invested capital.

For the Three Months Ended March 31, 1995 vs. March 31, 1994

The following analysis reviews the operating results of the Company:


Revenue:                                                   For the three months
                                                             ended March 31,

                                                        1995              1994
                                                             (in thousands)

Operating leases                                       $  6,408        $  7,272
Management fees                                           2,691           2,543
Partnership interests and
 other fees                                                 597             901
Acquisition and lease
 negotiation fees                                           540           1,726
Commissions                                               1,029           1,517
Aircraft brokerage and services                           1,022             804
Gain (loss) on the sale or
 disposition of transportation
 equipment, net                                           4,587            (117)
Other                                                       244             321
                                                       --------        --------
  Total revenues                                       $ 17,118        $ 14,967

The fluctuations in revenues for the three months ended March 31, 1995 from the same period in 1994 are summarized and explained below.

Operating lease revenue:                                  For the three months
                                                            ended March 31,
                                                        ----------------------
                                                        1995              1994
                                                        ----              ----
                                                          (in thousands)
By equipment type:
Trailers                                              $ 3,039            $ 3,333
Aircraft                                                1,557              2,196
Marine vessels                                            558              1,235
Marine containers                                         154                240
Storage vaults                                            257                173
Railcars                                                  843                 95
                                                      -------            -------
                                                      $ 6,408            $ 7,272

As of March 31, 1995, the Company owned transportation equipment held for operating leases with an original cost of $136.4 million, which was $67.0 million less than the original cost of equipment owned and held for operating leases at March 31, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 26% net reduction in its marine container portfolio, a 35% net reduction in its aircraft portfolio, a 19% net reduction in its trailer portfolio, and a 20% net reduction in its railcar portfolio compared to 1994. Operating lease revenue will be impacted on an ongoing basis by the level of assets held for operating lease and held for sale, which can earn lease revenue for the Company.

         The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenue were all reduced as compared to the prior year. Although the net cost of equipment in the railcar portfolio decreased 20% from the 1994 period, railcar revenue increased $0.7 million in 1995 due to the purchase of 227 railcars in December of 1994, and 11 doublestack railcars which were not sold until March of 1995. Storage vault revenue increased $0.1 million for the period ended March 31, 1995, compared to the same period in 1994, due to additions of $0.6 million in new storage vaults made during the fourth quarter of 1994.


Management fees:
                                              For the three months    Year
                                                 ended March 31,     Liquidation
                                              1995            1994  Phase Begins
                                              ----            ----    ----------
                                                       (in thousands)
Management fees by fund were:

EGF I                                     $   336         $   363           1998
EGF II                                        238             299           1999
EGF III                                       295             392           2000
EGF IV                                        285             262           1999
EGF V                                         448             438           2000
EGF VI                                        430             422           2002
EGF VII                                       197              64           2003
AFG programs                                  180              --             --
Other programs                                282             303             --
                                          -------          ------
                                          $ 2,691          $2,543

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG programs, (measured at original cost) amounted to $1.05 billion and $1.14 billion at March 31, 1995 and 1994, respectively. The increase in management fees of $0.1 million resulted from a $0.2 million increase from the new January 1995 agreement with AFG to provide management services to their existing investor programs, partially offset by a decrease in management fees generated by gross revenues of the equipment growth funds which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment.

         Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $0.9 million for the periods ended March 31, 1995 and 1994, which were impacted by net reductions in the Company's recorded residual values when partnership assets were sold and the reinvestment proceeds were significantly less than the original investment in the sold equipment. The net reductions were $0.3 million in 1995 and $0.2 million for the same period in 1994. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. During the quarter ended March 31, 1994, the Company also recorded $0.2 million in debt financing fees earned for debt placed in affiliated partnerships.

                  No equipment was purchased by the LLC in the first quarter of 1995. Consequently, no residual interests were recorded related to the LLC.

         Acquisition and lease negotiation fees:

         On behalf of the various investor programs and partnerships, a total of $4.4 million of equipment was purchased during the quarter ended March 31, 1995, compared to $31.9 million purchased during the same quarter of 1994, resulting in a $1.5 million decrease in acquisition and lease negotiation fees. This was partially offset by a $0.3 million increase in acquisition fees related to AFG related transactions.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the quarter ended March 31, 1995, program equity raised for the equipment growth funds totaled $11.4 million compared to $17.0 million during the same quarter during 1994, resulting in a decrease in placement commissions of $0.5 million. The Company closed PLM Equipment Growth & Income Fund VII ("EGF VII") syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure, commission revenue will be eliminated unless a new program with a front-end fee is brought to market.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue represents revenue earned by Aeromil, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994. For the quarter ended March 31, 1995, Aeromil produced three months of revenue compared to two months during the same quarter of 1994 resulting in a $0.2 million increase in Aeromil revenues.

         Gain (loss) on the sale or disposition of transportation equipment, net:

         The $4.6 million gain on the sale or disposition of transportation equipment for the quarter ended March 31, 1995 resulted mainly from a net gain of $2.8 million from the sale or disposition of one marine vessel, 147 marine containers, two commercial aircraft, one helicopter, 214 railcars, and 130 trailers, and from the sale of three option contracts, for railcar equipment, for gains of $1.8 million. The $0.1 million net loss for the same period in 1994 resulted from the sale or disposition of approximately 142 trailers.

         Other:

         Other revenues decreased $0.1 million in the quarter ended March 31, 1995, from the same period in 1994, due to a decrease in insurance underwriting revenue earned from services provided to the Company's affiliated partnerships.

         Costs, Expenses and Other:
                                                         For the three months
                                                            ended March 31,
                                                          1995            1994
                                                             (in thousands)

Operations support                                      $ 6,820          $ 5,604
Depreciation and amortization                             2,221            3,168
Commissions                                               1,141            1,556
General and administrative                                2,670            2,354
Interest expense                                          2,315            2,291
Other (expense) income, net                                 (27)             152
Interest income                                             678              803

         Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $1.2 million (22%) for the quarter ended March 31, 1995, from the same quarter in 1994. The increase resulted from $1.0 million in costs associated with the operation of AFG, and a $0.4 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401K plan, offset partially by a decrease in marine charter expenses due to the sale of the entire owned marine vessel portfolio.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $0.9 million (30%) for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994. The decrease resulted from the reduction in depreciable equipment.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the quarter ended March 31, 1995, decreased $0.4 million (27%) from the same period in 1994. The reduction is the result of a decrease in syndicated equity raised in 1995 versus 1994.

         General and administrative:

         General and administrative expenses increased $0.3 million (13%) during the quarter ended March 31, 1995, compared to the same period in 1994. The increase resulted from an increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401K plan.

         Interest expense:

         Interest expense was $2.3 million during the quarters ended March 31, 1995 and 1994. The reduction in debt levels in 1995 from the first quarter of 1994 was offset by increased interest rates.

         Other (expense) income:

         Other (expense) income decreased $0.2 million in the quarter ended March 31, 1995 from the same quarter of 1994 due to a reduction in the estimated cost related to the Company's interest rate SWAP agreement caused by an increase in interest rates in 1994.

         Interest income:

         Interest income decreased $0.1 million (16%) in the quarter ended March 31, 1995, compared to the same quarter in 1994. The reduced interest income resulted from a $0.3 million reduction in interest income earned on the ESOP cash collateral account due to the termination of the Company's ESOP in 1994, and due to a $0.1 million reduction in interest from finance leases, offset partially by a $0.3 million increase in interest income from short-term investments which increased due to deposited proceeds from equipment sales.

         Income taxes:

         For the three months ended March 31, 1995, the provision for income taxes was $1.1 million, which represented an effective rate of 43%. For the same period in 1994, the $0.1 million tax benefit reflected the provision for the Company's income net of the entire tax benefit on the ESOP dividend. The corresponding effective rate for the 1994 period income tax benefit was 12%.

         Cumulative effect of accounting change:

         The adoption of SOP 93-6 in the quarter ended March 31, 1994, resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statement of Operations.

         Net income (loss):

         As a result of the foregoing, the three months ended March 31, 1995, net income was $1.5 million resulting in net income to common shares of $0.13. For the same period in 1994, net loss was $4.0 million. In addition, $0.6 million was required in 1994 for the imputed preferred dividend allocated on ESOP shares resulting in a net loss to common shares of $4.6 million, with a per share net loss to common shareholders of $0.37.

         Liquidity and Capital Resources

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

         Liquidity in 1995 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing and newly sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

         (a)      Debt Financing

         Senior Debt: On June 30, 1994, the Company closed a $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The Company has pledged substantially all of its equipment as collateral to the loan facility. The facility provides that equipment sale proceeds, from pledged equipment, or cash deposits will be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through March 31, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

                  In December 1994, the Company repaid $10.0 million of its senior debt through the use of cash collateral from the sale of pledged equipment.

                  At this time, the Company has no intention of paying down additional senior debt if additional equipment is sold.

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

                  This facility, which is shared with EGF VII, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing to the Company. The Company or EGF VII uses working capital for the non-financed costs of these acquisitions. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of May 11, 1995, the Company and EGF VII had no borrowings under this facility.

                  The Company is working on having this facility extend to the LLC. This is anticipated to occur in the second quarter of 1995.

                  On March 28, 1995, the Company used surplus cash on hand to repay the entire $16.2 million that was outstanding on the facility on that date.

         (b)      Portfolio Activities:

         During the first quarter 1995, the Company generated proceeds of $11.1 million from the sale of equipment for lease. These net proceeds were placed in a collateral account as required by the senior secured term loan agreement. In March 1995, the lender consented to the Company's request to release $10.8 million in funds from the cash collateral account. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

                  Over the last three years, the Company has downsized the equipment portfolio, through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

         (c)      Syndication Activities:

         The Company earns fees generated from syndication activities. In May 1993, EGF VII became effective and selling activities commenced. As of the date of this report, $107.4 million had been raised for this partnership. EGF VII closed April 30, 1995; hence, there will be no more equity raised for this partnership.

                  The overall limited partnership syndication market has been contracting. The Company's management is concerned with the continued contraction of the equipment leasing syndication market and its effect on the volume of partnership equity that can be raised. The Company's newly registered and currently marketed no front-end fee syndication product was developed to capture a larger share of the syndication market.

                  Management believes that through debt and equity financing, possible sales of transportation equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

         Item 1.  Legal Proceedings

         See Note 1 of Notes to Consolidated Financial Statements.

         (A)  Exhibits

                  None

         (B)  Reports on Form 8-K

                  January 11, 1995 - Announcement regarding the Company's agreement with AFG to form a new equipment leasing and management company.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PLM INTERNATIONAL, INC.





                                      /s/ David J. Davis
                                      ---------------------------------
                                      David J. Davis
                                      Vice President and Corporate
                                      Controller






      Date: May 11, 1995