Form 10-Q
period 1995-06-30
PLM INTERNATIONAL INC
filed 1995-08-03
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ---------------------------------------
                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal quarter ended June 30, 1995.

                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from        to


                         Commission file number 1-9670
                        -------------------------------

                            PLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                        94-3041257
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)         Identification No.)

            One Market, Steuart Street Tower,
              Suite 900, San Francisco, CA               94105-1301
        (Address of principal executive offices)         (Zip Code)



       Registrant's telephone number, including area code (415) 974-1399
     ----------------------------------------------------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of August 2, 1995 - 11,553,357 shares

                                               PLM INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          1995         1994
                                                             (in thousands)
                                     ASSETS

Cash and cash equivalents                              $  25,574      $  16,131
Receivables                                                5,434          5,747
Receivables from affiliates                               10,111          7,001
Assets held for sale                                       1,949         17,644
Equity interest in affiliates                             22,377         18,374
Transportation equipment held for operating leases       126,255        141,469
  Less accumulated depreciation                          (69,292)       (77,744)
                                                          56,963         63,725
Restricted cash and cash equivalents                       6,723          1,409
Other                                                      6,638         10,341

Total assets                                           $ 135,769      $ 140,372

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Short-term secured debt                                   --        $   6,404
  Senior secured debt                                     35,000         35,000
  Other secured debt                                         695          2,119
  Subordinated debt                                       23,000         23,000
  Payables and other liabilities                          10,060         11,589
  Deferred income taxes                                   18,322         16,165
Total liabilities                                         87,077         94,277

Minority interest                                            401            400

  Shareholders' Equity:
    Common  stock,  $.01 par value,
    50,000,000 shares authorized, 11,553,357
    issued and  outstanding  at June 30,
    1995 and 11,699,673 at December 31,
    1994 (excluding 1,018,034 and
    871,057 shares held
    in treasury at June 30, 1995 and
    December 31, 1994, respectively)                         117            117
    Paid in capital, in excess of par                     77,701         77,699
    Treasury stock                                        (3,325)        (2,831)
                                                          74,493         74,985
  Accumulated deficit                                    (26,202)       (29,290)
  Total shareholders' equity                              48,291         45,695

    Total liabilities, minority interest,
      and shareholders' equity                         $ 135,769      $ 140,372



             See accompanying notes to these consolidated financial
                                  statements.

                                               PLM INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)



                                                                      For the three months                 For the six months
                                                                         ended June 30,                      ended June 30,
                                                                       1995           1994                1995            1994

     Revenues:
        Operating leases                                            $   6,223      $   7,975           $  12,631       $ 15,247
        Management fees                                                 2,631          3,042               5,322          5,585
        Partnership interests and other fees                            1,732            940               2,329          1,841
        Acquisition and lease negotiation fees                          1,790             --               2,330          1,726
        Commissions                                                       293          1,224               1,322          2,741
        Aircraft brokerage and services                                 1,295          1,343               2,317          2,147
        Gain (loss) on the sale or disposition
          of assets, net                                                  594           (348)              5,181           (465)
        Other                                                             278            305                 522            626
          Total revenues                                               14,836         14,481              31,954         29,448

      Costs and expenses:
        Operations support                                              5,732          5,978              12,552         11,582
        Depreciation and amortization                                   2,166          3,137               4,387          6,305
        Commissions                                                       327          1,317               1,468          2,873
        General and administrative                                      2,397          2,411               5,067          4,765
          Total costs and expenses                                     10,622         12,843              23,474         25,525

      Operating income                                                  4,214          1,638               8,480          3,923

      Interest expense                                                  1,616          2,417               3,931          4,708
      Other (expense) income, net                                         (27)           118                 (54)           270
      Interest income                                                     247            877                 925          1,680
      Income before income taxes                                        2,818            216               5,420          1,165

      Provision for (benefit from) income taxes                         1,210           (366)              2,325           (478)

      Net income before cumulative effect
        of accounting change                                            1,608            582               3,095          1,643

      Cumulative effect of accounting change                               --             --                  --          5,130

      Net income (loss)                                                 1,608            582               3,095         (3,487)

      Preferred dividend imputed on allocated shares                       --            562                  --          1,124

      Net income (loss) to common shares                            $   1,608      $      20           $   3,095       $ (4,611)

      Earnings (loss) per common share outstanding                  $    0.13      $    0.00           $    0.26       $  (0.37)



             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Year Ended December 31, 1994 and the Six Months Ended June 30,
                              1995 (in thousands)

                                                        Loan to                     Common Stock
                                                        Employee         ---------------------------------
                                         Preferred       Stock                     Paid-in                   Retained       Total
                                          Stock at     Ownership                  Capital in                 Earnings       Share-
                                          Paid-in         Plan           At         Excess       Treasury   Accumulated     holders'
                                           Amount        (ESOP)          Par        of Par        Stock     (Deficit)      Equity

Balances, December 31, 1993               $ 63,569      $(50,280)     $    109     $ 55,557     $   (131)     $(17,691)    $ 51,133

Net loss                                                                                                        (6,641)      (6,641)
Cumulative effect of
change in accounting on unearned
  compensation                                             7,130                                                              7,130
Common stock repurchases                                                                          (2,997)                    (2,997)
Conversion of preferred stock                 (192)                                     161           31                         --
Allocation of shares                        (4,091)        6,044                                                              1,953
Current year imputed
dividend on allocated ESOP shares                                                                               (2,430)      (2,430)
Prior year preferred
 dividend not charged to equity
 until paid                                                                                                     (2,565)      (2,565)
Cancellation of preferred stock and
 issuance of common stock upon
 termination of the ESOP                   (59,286)       37,106             8       21,906          266                         --
Exercise of stock options                                                                75                                      75
Translation gain                                                                                                    37           37
Balances, December 31, 1994                     --            --           117       77,699       (2,831)      (29,290)      45,695


Net income                                                                                                       3,095        3,095
Common stock repurchases                                                                            (494)                      (494)
Exercise of stock options                                                                 2                                       2
Translation loss                                                                                                    (7)          (7)
Balances, June 30, 1995                         --            --      $    117     $ 77,701     $ (3,325)     $(26,202)    $ 48,291



                           See accompanying notes to
                    these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 For the six months
                                                                                                   ended June 30,
                                                                                              1995               1994
  Operating activities:
    Net income (loss)                                                                      $   3,095          $  (3,487)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                          4,387              6,305
        Foreign currency translations                                                             (7)                --
        Cumulative effect of accounting change                                                    --              5,130
        Increase (decrease) in deferred income taxes                                           2,157               (937)
        Compensation expense for ESOP                                                             --                170
        (Gain) loss on sale or disposition of assets, net                                     (5,181)               465
        Undistributed residual value interests                                                  (112)               216
        Minority interest in net income of subsidiaries                                            1                 26
        Decrease in payables and other liabilities                                            (1,035)            (6,028)
        (Increase) decrease in receivables and receivables from affiliates                    (3,750)             2,082
        Cash distributions from affiliates in excess of income accrued                           393                255
        Increase in other assets                                                                (272)              (391)
        Purchase of equipment for lease                                                       (3,721)              (842)
        Proceeds from sale of equipment for lease                                             16,506              2,763
        Purchase of assets held for sale                                                     (21,134)            (7,364)
        Proceeds from sale of assets held for sale                                            27,241              3,695
        Financing of assets held for sale to affiliates                                        9,800              2,953
        Repayment of financing of assets held for sale to affiliates                         (16,204)            (2,953)
          Net cash provided by operating activities                                           12,164              2,058

  Investing activities:
    Additional investment in affiliates                                                       (4,284)               (51)
    Purchase of residual option                                                                 (200)                --
    Proceeds from the disposition of residual options                                          2,059                 89
    Proceeds from the sale of leveraged leased assets                                          4,530                 --
    Proceeds from the maturity and sale of restricted
      marketable securities                                                                       --             17,516
    Purchase of restricted marketable securities                                                  --            (14,633)
    Increase in restricted cash and restricted cash equivalents                               (5,314)            (5,618)
    Acquisition of subsidiaries net of cash acquired                                              --             (1,013)
        Net cash used in investing activities                                                 (3,209)            (3,710)

  Financing activities:
    Proceeds from long-term equipment loans                                                       85             45,079
    Principal payments under loans                                                               (33)           (45,182)
    Cash dividends paid on Preferred Stock                                                        --               (934)
    Payments received from ESOP Trustee                                                          928                834
    Repurchase of treasury stock                                                                (494)                --
    Proceeds from exercise of stock options                                                        2                 19
        Net cash provided by (used in) financing activities                                      488               (184)

  Net increase (decrease) in cash and cash equivalents                                         9,443             (1,836)
  Cash and cash equivalents at beginning of period                                            16,131             19,685
  Cash and cash equivalents at end of period                                               $  25,574          $  17,849

  Supplemental information:
    Interest paid during the period                                                        $   3,380          $   4,521

    Income taxes paid during the period                                                    $     378          $   4,007

                           See accompanying notes to
                    these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, the statements of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

2.   Equipment

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, or is held for sale to one or more affiliated parties or third parties. At June 30, 1995, $1.9 million in transportation equipment was held for sale to one or more affiliated parties or third parties.

During the last three years, the Company has significantly downsized the equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

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

During the six months ended June 30, 1995, the Company sold 56 railcars that were a part of a group purchase in December 1994. These cars were off-lease when purchased and remarketing efforts resulted in a sale in which the Company realized a gain of approximately $0.3 million. The Company also purchased two commuter aircraft which were part of a group purchase for a total of $1.5 million, and sold both aircraft for a gain of $0.3 million.

3.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on June 30, 1995. The amendment extended the facility until September 30, 1995. The Company is currently negotiating with the lender to further extend this agreement and believes this will be completed prior to the September 30, 1995 expiration date. The Company had no borrowings on this facility at June 30, 1995.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

4.   Shareholders' Equity

Effective February 1995, the Company adopted the Directors' 1995 Non-qualified Stock Option Plan which reserves 120,000 shares of the Company's common stock for issuance to directors who are nonemployees of the Company. All options outstanding are exercisable at prices equal to the closing price as of the date of grant. Vesting of options occurs in three equal installments of 33 1/3% per year, initiating from the date of the grant. During the six months ended June 30, 1995, 40,000 options were granted under this plan at $2.63 per share.

In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased in the open market or through private transactions with working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company had purchased 146,977 shares under this program for $0.5 million as of June 30, 1995.

During  the  six  months  ended  June  30,  1995,  146,977  common  shares  were repurchased by the Company, and options for 661 shares were exercised. Consequently, the total common shares outstanding decreased to 11,553,357 at June 30, 1995, from the 11,699,673 outstanding at December 31, 1994. Net income
(loss) per common share was computed by dividing net income (loss) to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended June 30, 1995 and 1994, were 11,751,359 and 12,533,347, respectively. The weighted average number of shares and stock options deemed outstanding during the six months ended June 30, 1995 and 1994, were 11,806,322 and 12,440,755, respectively.

5.   Recent Developments

In January 1995, the Company entered into an agreement, through a new equipment leasing and management subsidiary, to manage the operations of Boston-based, privately-held American Finance Group (AFG). The new entity, as a wholly-owned subsidiary of PLM Financial Services, Inc. (FSI), will acquire AFG's proprietary software and provide equipment management and investor relations services to AFG's existing investor programs. The Company has the right to terminate the contract subject to certain terms and conditions any time after June 30, 1995. Affiliates of AFG, which will change its name, will continue to be the general partners of the existing AFG programs. AFG currently manages a portfolio of approximately $868 million of capital equipment (at original cost), subject to primarily full payout leases, for its own account and approximately 50,000 investors.

The Company has entered into a securitization facility to borrow up to $80 million on a nonrecourse basis for a one year period that will be securitized by primarily finance type leases which will generally have terms of four to five years. The securitized debt will bear interest at treasuries plus 1% and will become effective August, 1995.

In  January  1995,  the  registration   statement  for  the  Professional  Lease
Management Income Fund I, L.L.C. (LLC) became effective. FSI serves as the manager for the new program. This program, organized as a limited liability company with a no front-end fee structure, began syndication in the first quarter of 1995. There is no compensation paid to FSI, or any of its subsidiaries, for the organization and syndication of interests in the LLC, the acquisition of equipment, nor the negotiation of the leases by the LLC. FSI is funding the cost of organization, syndication and offering through use of operating cash and is capitalizing these costs as its investment in the LLC. The Company will amortize its investment in the LLC over the life of the program. In return for its investment, FSI is entitled to a 15% interest in the cash distributions and earnings of the LLC subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of the LLC will increase to 25% after the investors have received distributions equal to their invested capital. The Company is also entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

5.   Recent Developments (continued)

As of the date of this report, the LLC had raised $23.9 million in equity and had met the legal requirements for breaking impound and entering the equipment investment phase of the program.

6.   Subsequent Event

In July 1995, the Company purchased one commuter aircraft for resale to a third party at a cost of $725,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, railcars and storage vaults at June 30, 1995, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and market conditions for leasing equipment in general in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

The Company also syndicates investment programs from which it earns various fees and equity interests. The Company is currently marketing an investment program structured as a limited liability company (LLC) with a no front-end fee structure. The previously syndicated limited partnership programs have allowed the Company to receive fees for the acquisition and initial lease of the equipment. The LLC program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment which is then managed on behalf of the investors. The equipment management activities for this type of program generate equipment management fees for the Company over the life of the program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of the partnership subject to certain allocation provisions. The LLC agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program subject to certain allocation provisions which will increase to 25% after the investors have received distributions equal to their invested capital.

For the Three Months Ended June 30, 1995 versus June 30, 1994

The following analysis reviews the operating results of the Company:

  Revenue:                                                  For the three months
                                                               ended June 30,
                                                              1995        1994
                                                              (in thousands)
Operating leases                                            $  6,223   $  7,975
Management fees                                                2,631      3,042
Partnership interests and other fees                           1,732        940
Acquisition and lease negotiation fees                         1,790       --
Commissions                                                      293      1,224
Aircraft brokerage and services                                1,295      1,343
Gain (loss) on the sale or disposition of assets, net            594       (348)
Other                                                            278        305
    Total revenues                                          $ 14,836   $ 14,481

The fluctuations in revenues for the three months ended June 30, 1995 from the same period in 1994 are summarized and explained below.

 Operating lease revenue:                                For the three months
                                                             ended June 30,
                                                        1995               1994
                                                            (in thousands)
 By equipment type:
Trailers                                                $2,625            $3,763
Aircraft                                                 1,516             2,537
Marine vessels                                             535             1,153
Marine containers                                          146               256
Storage vaults                                             243               191
Railcars                                                   421                75
AFG                                                        737              --
                                                        ------            ------
                                                        $6,223            $7,975

As of June 30, 1995, the Company owned transportation equipment held for operating leases with an original cost of $126.3 million, which was $58.7 million less than the original cost of equipment owned and held for operating leases at June 30, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 35% net reduction in its aircraft portfolio, a 17% net reduction in its trailer portfolio, and a 21% net reduction in its railcar portfolio compared to June 30, 1994. Operating lease revenue will be impacted on an ongoing basis by the level of assets held for operating lease and held for sale, which can earn lease revenue for the Company.

The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenue were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by $0.7 million in operating lease revenues generated by AFG-related leases prior to being sold to third parties, a $0.3 million increase in railcar lease revenues, and a $0.1 million increase in storage vault revenues. Although the net cost of railcar equipment in the railcar portfolio decreased 21% from the comparable 1994 period, railcar revenue increased $0.3 million due to the purchase of 227 railcars in December of 1994 generating higher revenue than the 11 doublestack railcars did, which were owned in the prior year and had a higher net cost. Storage vault revenue increased $0.1 million for the quarter ended June 30, 1995, compared to the same quarter of the prior year, due to additions of $0.6 million in new storage vaults made during the fourth quarter of 1994.

Management fees:                            For the three months       Year
                                                ended June 30,      Liquidation
                                            1995           1994     Phase Begins
                                               (in thousands)
Management fees by fund were:
EGF I                                      $  347         $  293            1998
EGF II                                        196            312            1999
EGF III                                       269            544            2000
EGF IV                                        234            410            1999
EGF V                                         438            618            2000
EGF VI                                        432            451            2002
EGF VII                                       207            110            2003
AFG programs                                  179             --              --
Other programs                                329            304              --
                                           ------         ------
                                           $2,631         $3,042

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio for new programs grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG programs, (measured at original cost) amounted to $1.06 billion and $1.13 billion at June 30, 1995 and 1994, respectively. The decrease in management fees of $0.4 million resulted from a decrease in management fees generated by gross revenues of the equipment growth funds, which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment, partially offset by a $0.2 million increase from the January 1995 agreement with AFG to provide management services to their existing investor programs.

         Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $1.7 million and $0.9 million for the quarters ended June 30, 1995 and 1994, respectively. In 1995, the equity interest recorded was impacted by net increases of $0.9 million in the Company's recorded residual values which included $1.1 million in residual income recorded for the equipment purchased for the LLC, and $0.3 million in residual income for the AFG programs, partially offset by a decrease in residual income related to other existing programs. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. There were no adjustments to the residual values recorded in the same period of 1994.

         Acquisition and lease negotiation fees:

         On behalf of the equipment growth funds, a total of $24.2 million of equipment was purchased during the quarter ended June 30, 1995, generating $1.3 million in acquisition and lease negotiation fees. In addition, $0.5 million in acquisition and lease negotiation fees were generated by AFG-related purchases during the quarter ended June 30, 1995. No purchases of equipment or AFG-related transactions were made during the same quarter of 1994, resulting in a $1.8 million increase in acquisition and lease negotiation fees in the quarter ended June 30, 1995 from the prior year comparable period.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the quarter ended June 30, 1995, program equity raised for the equipment growth funds totaled $3.2 million compared to $13.6 million during the same quarter during 1994, resulting in a decrease in placement commissions of $0.9 million. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure, commission revenue will be eliminated unless a new program with a front-end fee is brought to market.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue was $1.3 million during both the quarters ended June 30, 1995 and 1994 and represents revenue earned by Aeromil, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994.

         Gain (loss) on the sale or disposition of assets, net:

         During the quarter ended June 30, 1995, the Company purchased two commuter aircraft for a total of $1.5 million and sold both aircraft for a gain of $0.3 million, net of selling costs. Additional net gains on the sales or dispositions of assets for the quarter ended June 30, 1995 of $0.3 million resulted mainly from the sales or dispositions of 363 marine containers, one commuter aircraft, two railcars, 10 storage vaults, and 225 trailers. The $0.3 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers.

         Costs, Expenses and Other:

                                                          For the three months
                                                              ended June 30,
                                                           1995           1994
                                                             (in thousands)

Operations support                                       $ 5,732         $ 5,978
Depreciation and amortization                              2,166           3,137
Commissions                                                  327           1,317
General and administrative                                 2,397           2,411
Interest expense                                           1,616           2,417
Other (expense) income, net                                  (27)            118
Interest income                                              247             877

         Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $0.2 million (4%) for the quarter ended June 30, 1995, from the same quarter in 1994. The decrease resulted from decreases in Aeromil-related operational expenses and a decrease in marine charter expenses due to the sale of the Company's marine vessel, offset partially by $1.2 million in costs associated with the operation of AFG which was not a part of operations in 1994.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $1.0 million (31%) for the quarter ended June 30, 1995, as compared to the quarter ended June 30, 1994. The decrease resulted from the reduction in depreciable equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the quarter ended June 30, 1995, decreased $1.0 million (75%) from the same period in 1994. The reduction is the result of a decrease in syndicated equity raised for the equipment growth funds during the quarter ended June 30, 1995 versus the same quarter in 1994. With the closing of syndication efforts for EGF VII, commission costs related to the LLC will be capitalized as part of the Company's investment in the LLC program.

         Interest expense:

         Interest expense decreased $0.8 million (33%) during the quarter ended June 30, 1995, compared to the same period in 1994, due to the reduction in debt levels in 1995 from the second quarter of 1994, partially offset by increased interest rates.

         Other (expense) income:

         Other (expense) income decreased $0.1 million in the quarter ended June 30, 1995, from the same quarter of 1994, due to fluctuations in items comprising other income (expense).

         Interest income:

         Interest income decreased $0.6 million (72%) in the quarter ended June 30, 1995, compared to the same quarter in 1994 from a reduction in interest income earned on the ESOP cash collateral account which existed prior to the termination of the Company's ESOP at the end of 1994.

         Income taxes:

         For the three months ended June 30, 1995, the provision for income taxes was $1.2 million, which represented an effective rate of 43%. For the same period in 1994, the $0.4 million tax benefit reflected the provision for the Company's income net of the tax benefit on the ESOP dividend.

         Net income:

         As a result of the foregoing, the three months ended June 30, 1995 net income was $1.6 million resulting in net income to common shares of $0.13. For the same period in 1994, net income was $0.6 million. In addition, $0.6 million was required in 1994 for the imputed preferred dividend allocated on ESOP shares resulting in essentially no income to common shareholders, and essentially no income per common share.

For the Six Months Ended June 30, 1995 versus June 30, 1994

The following analysis reviews the operating results of the Company:

  Revenue:                                                   For the six months
                                                                ended June 30,
                                                              1995        1994
                                                               (in thousands)
Operating leases                                            $ 12,631   $ 15,247
Management fees                                                5,322      5,585
Partnership interests and other fees                           2,329      1,841
Acquisition and lease negotiation fees                         2,330      1,726
Commissions                                                    1,322      2,741
Aircraft brokerage and services                                2,317      2,147
Gain (loss) on the sale or disposition of assets, net          5,181       (465)
Other                                                            522        626
    Total revenues                                          $ 31,954   $ 29,448

The fluctuations in revenues for the six months ended June 30, 1995 from the same period in 1994 are summarized and explained below.

  Operating lease revenue:                              For the six months
                                                           ended June 30,
                                                       1995               1994
                                                         (in thousands)
  By equipment type:
Trailers                                              $ 5,380            $ 7,096
Aircraft                                                3,073              4,733
Marine vessels                                          1,092              2,388
Marine containers                                         300                496
Storage vaults                                            500                364
Railcars                                                1,263                170
AFG                                                     1,023               --
                                                      -------            -------
                                                      $12,631            $15,247

As of June 30, 1995, the Company owned transportation equipment held for operating leases with an original cost of $126.3 million, which was $58.7 million less than the original cost of equipment owned and held for operating leases at June 30, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 35% net reduction in its aircraft portfolio, a 17% net reduction in its trailer portfolio, and a 21% net reduction in its railcar portfolio compared to 1994. Operating lease revenue will be impacted on an ongoing basis by the level of assets held for operating lease and held for sale, which can earn lease revenue for the Company.

The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenue were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $1.0 million increase in operating lease revenues generated by AFG-related leases, a $1.1 million increase in railcar lease revenues, and a $0.1 million increase in storage vault revenues. Although the net cost of railcar equipment in the railcar portfolio decreased 21% from the comparable 1994 period, railcar revenue increased $1.1 million due to the purchase of 227 railcars in December of 1994 generating higher revenue than the 11 doublestack railcars did which were sold in March 1995, and had a higher net cost. Storage vault revenue increased $0.1 million for the six months ended June 30, 1995, compared to the same period in the prior year, due to additions of $0.6 million in new storage vaults made during the fourth quarter of 1994.

  Management fees:                           For the six months        Year
                                               ended June 30,       Liquidation
                                           1995             1994    Phase Begins
                                               (in thousands)
  Management fees by fund were:

EGF I                                      $  683         $  656            1998
EGF II                                        434            611            1999
EGF III                                       564            936            2000
EGF IV                                        519            672            1999
EGF V                                         886          1,056            2000
EGF VI                                        862            873            2002
EGF VII                                       404            174            2003
AFG programs                                  359           --              --
Other programs                                611            607            --
                                           ------         ------
                                           $5,322         $5,585

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG programs, (measured at original cost) amounted to $1.06 billion and $1.13 billion at June 30, 1995 and 1994, respectively. The decrease in management fees of $0.3 million resulted from a decrease in management fees generated by gross revenues of the equipment growth funds, which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment, partially offset by $0.4 million increase from the January 1995 agreement with AFG to provide management services to their existing investor programs.

         Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $2.3 million and $1.8 million for the periods ended June 30, 1995 and 1994, respectively, which were impacted by net increases/decreases in the Company's recorded residual values. In 1995, the equity interest recorded was impacted by net increases of $0.6 million in the Company's recorded residual values which included $1.1 million in residual income recorded for the equipment purchased for the LLC, and $0.4 million in residual income for the AFG programs, offset partially by a decrease in residual income related to other existing programs. A net decrease in the recorded residual values of $0.2 million was recorded for the same period in 1994. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. During the quarter ended June 30, 1994, the Company also recorded $0.2 million in debt financing fees earned for debt placed in affiliated partnerships.

         Acquisition and lease negotiation fees:

         Acquisition and lease negotiation fees increased $0.6 million during the six months ended June 30, 1995 as compared to the same period in the prior year, due to $0.8 million in acquisition and lease negotiation fees generated from AFG-related equipment purchases, partially offset by a $0.2 million decrease in fees due to a decrease of $3.3 million in equipment purchases by the equipment growth funds as compared to the prior year.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the six months ended June 30, 1995, program equity raised for the equipment growth funds totaled $14.6 million compared to $30.6 million during the same period during 1994, resulting in a decrease in placement commissions of $1.4 million. The Company closed EGF VII syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure, commission revenue will be eliminated unless a new program with a front-end fee is brought to market.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue increased $0.2 million during the six months ended June 30, 1995, compared to the same period of 1994, and represents revenue earned by Aeromil, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994.

         Gain (loss) on the sale or disposition of assets, net:

         The $5.2 million net gain recorded during the six months ended June 30, 1995 included a gain of $1.8 million for the sale of three option contracts for railcar equipment, and gains of $3.1 million from the sale or disposition of one marine vessel, 510 marine containers, two commercial aircraft, one commuter aircraft, one helicopter, 216 railcars, 10 storage vaults and 355 trailers. Additionally, during the six months ended June 30, 1995, the Company purchased two commuter aircraft for a total of $1.5 million and sold both aircraft for a gain of $0.3 million, net of selling costs. The $0.5 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers.

         Other:

         Other revenues decreased $0.1 million in the six months ended June 30, 1995, from the same period in 1994, due to a decrease in insurance underwriting revenue earned from services provided to the Company's affiliated partnerships.

         Costs, Expenses and Other:

                                                          For the six months
                                                             ended June 30,
                                                        1995               1994
                                                           (in thousands)

Operations support                                    $ 12,552          $ 11,582
Depreciation and amortization                            4,387             6,305
Commissions                                              1,468             2,873
General and administrative                               5,067             4,765
Interest expense                                         3,931             4,708
Other (expense) income, net                                (54)              270
Interest income                                            925             1,680

         Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $1.0 million (8%) for the six months ended June 30, 1995, from the same period in 1994. The increase resulted from $2.2 million in costs associated with the operation of AFG, and a $0.3 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan, offset partially by a decrease in marine charter expenses due to the sale of the entire owned marine vessel portfolio, and a decrease in Aeromil expenses due to lower operational expenses in the current year.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $1.9 million (30%) for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. The decrease resulted from the reduction in depreciable equipment.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the six months ended June 30, 1995, decreased $1.4 million (49%) from the same period in 1994. The reduction is the result of a $16.0 million decrease in syndicated equity raised for the equipment growth funds in the six months ended June 30, 1995 versus the same period in 1994. With the closing of syndication efforts for EGF VII, commission costs related to the LLC will be capitalized as part of the Company's investment in the LLC program.

         General and administrative:

         General and administrative expenses increased $0.3 million (6%) during the period ended June 30, 1995, compared to the same period in 1994. The increase resulted from an increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan.

         Interest expense:

         Interest expense decreased $0.8 million (17%) during the six months ended June 30, 1995, compared to the same period in 1994 due to the reduction in debt levels in 1995 from the same period in 1994, partially offset by increased interest rates.

         Other (expense) income:

         Other (expense) income decreased $0.3 million in the six months ended June 30, 1995, from the same period of 1994, due to fluctuations in items comprising other income (expense).

         Interest income:

         Interest income decreased $0.8 million (45%) in the six months ended June 30, 1995, compared to the same period in 1994 from a reduction in interest income earned on the ESOP cash collateral account which existed prior to the termination of the Company's ESOP at the end of 1994.

         Income taxes:

         For the six months ended June 30, 1995, the provision for income taxes was $2.3 million, which represented an effective rate of 43%. For the same period in 1994, the $0.5 million tax benefit reflected the provision for the Company's income net of the tax benefit on the ESOP dividend.

         Cumulative effect of accounting change:

         The adoption of SOP 93-6 in the six months ended June 30, 1994, resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statements of Operations.

         Net income (loss):

         As a result of the foregoing, the six months ended June 30, 1995 net income was $3.1 million resulting in net income per common share of $0.26. For the same period in 1994, net loss was $3.5 million. In addition, $1.1 million was required in 1994 for the imputed preferred dividend allocated on ESOP shares resulting in a net loss to common shareholders of $4.6 million, or $0.37 per common share outstanding.

         Liquidity and Capital Resources:

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

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on June 30, 1995. The amendment extended the facility until September 30, 1995, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility. The Company is currently negotiating with the lender to further extend this agreement and believes this will be completed prior to the September 30, 1995 expiration date.

         This facility, which is shared with EGF VII and the LLC, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing to all three parties. The Company, EGF VII or the LLC uses working capital for the nonfinanced costs of these acquisitions. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of August 2, 1995, the Company and EGF VII had no borrowings under this facility, and the LLC had $10.1 million in borrowings under this facility.

         Securitized Debt: The Company has entered into a securitization facility to borrow up to $80 million on a non-recourse basis for a one year period that will be securitized by primarily finance type leases which will generally have terms of four to five years. The securitized debt will bear interest at treasuries plus 1% and will become effective August, 1995.

     (b) Portfolio Activities:

         During the six months ended June 30, 1995, the Company generated proceeds of $16.5 million from the sale of equipment for lease. These net proceeds were placed in a collateral account as required by the senior secured term loan agreement. In March 1995, the lender consented to the Company's request to release $10.8 million in funds from the cash collateral account. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

         Over the last three years, the Company has downsized the equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     (c) Syndication Activities:

         The Company earned fees from syndication activities related to EGF VII during the six months ended June 30, 1995. Total equity raised since inception for this partnership was $107.4 million through April 30, 1995 when the program closed. There will be no more equity raised for this partnership.

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

                          PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings

         See Note 1 of Notes to Consolidated Financial Statements.


Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 18, 1995, three proposals were submitted to a vote of the Company's security holders.

1. J. Alec Merriam and Robert L. Pagel were re-elected to the Board of Directors of the Company. The votes cast in the election were as follows:


 Nominee                                             For          Votes Withheld

J. Alec Merriam                                    5,341,518           4,192,689
Robert L. Pagel                                    5,343,635           4,190,572

Directors whose terms continued after the Annual Meeting of Stockholders held on May 18, 1995 are as follows:

                               Class III (Terms expire in 1996)
                               Allen V. Hirsch
                               Harold R. Somerset

                               Class I (Terms expire in 1997)
                               Walter E. Hoadley
                               Robert N. Tidball

2.   The proposed 1995 Management Stock Compensation Plan was not approved.

                                          Votes
                                          -----
                                                                      Broker
                     For            Against         Abstentions       Non Votes

                 2,921,438         4,499,609           191,067         1,922,093

3. The proposal by one shareholder for the Company to embrace as a corporate policy the concept of preserving natural resources to the extent feasible and to take no actions, unless absolutely necessary for corporate survival, that would greatly harm natural resources and the creatures that exist herein, was not approved.

                                            Votes
                                            -----
                                                                       Broker
                    For             Against         Abstentions       Non Votes

                   696,453         5,621,324         1,189,276         2,027,154


         Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits

         None.

     (B) Reports on Form 8-K

         None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PLM INTERNATIONAL, INC.



                                               /s/ David J. Davis
                                               ----------------------------
                                               David J. Davis
                                               Vice President and Corporate
                                               Controller






          Date: August 2, 1995