Form 10-Q
period 1995-09-30
PLM INTERNATIONAL INC
filed 1995-11-01
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended September 30, 1995.

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of November 1, 1995 - 11,568,357 shares


                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,          December 31,
                                                                              1995                   1994
                                                                        ----------------------------------------
                                                                                    (in thousands)
                                     ASSETS

  Cash and cash equivalents                                                $   15,077             $   16,131
  Receivables                                                                   5,965                  5,747
  Receivables from affiliates                                                   7,893                  7,001
  Assets held for sale                                                         12,900                 17,644
  Equity interest in affiliates                                                25,713                 18,374
  Transportation equipment held for operating leases                          121,871                141,469
    Less accumulated depreciation                                             (66,758)               (77,744)
                                                                        ----------------------------------------
                                                                               55,113                 63,725
  Restricted cash and cash equivalents                                         10,727                  1,409
  Other                                                                         7,183                 10,341
                                                                        ----------------------------------------

  Total assets                                                             $  140,571             $  140,372
                                                                        ========================================

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

  Liabilities:
    Short-term secured debt                                                $       --             $    6,404
    Senior secured debt                                                        35,000                 35,000
    Other secured debt                                                          1,267                  2,119
    Subordinated debt                                                          23,000                 23,000
    Payables and other liabilities                                             10,623                 11,589
    Deferred income taxes                                                      19,824                 16,165
                                                                        ----------------------------------------
  Total liabilities                                                            89,714                 94,277

  Minority interest                                                               431                    400

  Shareholders' Equity:
    Common  stock,  $.01 par value,  50,000,000  shares  authorized,  11,568,357 issued and  outstanding  at September 30, 1995 and  11,699,673 at December
      31, 1994 (excluding 1,018,034 and 871,057 shares held
       in treasury at September 30, 1995 and
      December 31, 1994, respectively)                                            117                    117
    Paid in capital, in excess of par                                          77,743                 77,699
    Treasury stock                                                             (3,325)                (2,831)
                                                                        ----------------------------------------
                                                                               74,535                 74,985
  Accumulated deficit                                                         (24,109)               (29,290)
                                                                        ----------------------------------------
  Total shareholders' equity                                                   50,426                 45,695
                                                                        ----------------------------------------

    Total liabilities, minority interest,
      and shareholders' equity                                             $  140,571             $  140,372
                                                                        ========================================



         See accompanying notes to these consolidated financial statements.



                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                      For the three months                 For the nine months
                                                                       ended September 30,                 ended September 30,
                                                                       1995           1994                1995            1994
                                                                   ----------------------------------------------------------------

      Revenues:
        Operating leases                                            $   5,311      $   6,855           $  17,942       $  22,102
        Management fees                                                 2,909          2,757               8,231           8,342
        Partnership interests and other fees                            1,410            743               3,739           2,584
        Acquisition and lease negotiation fees                          2,467            493               4,797           2,219
        Commissions                                                        --          1,140               1,322           3,881
        Aircraft brokerage and services                                 1,383          1,214               3,700           3,361
        Gain (loss) on the sale or disposition
          of assets, net                                                  730           (109)              5,911            (574)
        Other                                                             540            230               1,062             856
                                                                   ----------------------------------------------------------------
          Total revenues                                               14,750         13,323              46,704          42,771

      Costs and expenses:
        Operations support                                              6,050          6,149              18,602          17,731
        Depreciation and amortization                                   2,104          3,106               6,491           9,411
        Commissions                                                       (51)         1,194               1,417           4,067
        General and administrative                                      2,579          3,096               7,646           7,861
        Reduction in carrying value of certain assets                      --          4,247                  --           4,247
                                                                   ----------------------------------------------------------------
          Total costs and expenses                                     10,682         17,792              34,156          43,317
                                                                   ----------------------------------------------------------------

      Operating income (loss)                                           4,068         (4,469)             12,548            (546)

      Interest expense                                                  1,609          2,602               5,540           7,310
      Other income (expense), net                                         591         (2,619)                537          (2,349)
      Interest income                                                     566            963               1,491           2,643
                                                                   ----------------------------------------------------------------
      Income (loss) before income taxes                                 3,616         (8,727)              9,036          (7,562)

      Provision for (benefit from) income taxes                         1,559         (3,485)              3,884          (3,963)
                                                                   ----------------------------------------------------------------

      Net income (loss) before cumulative effect
        of accounting change                                            2,057         (5,242)              5,152          (3,599)

      Cumulative effect of accounting change                               --             --                  --           5,130
                                                                   ----------------------------------------------------------------

      Net income (loss)                                                 2,057         (5,242)              5,152          (8,729)

      Preferred dividend imputed on allocated shares                       --            562                  --           1,686
                                                                   ----------------------------------------------------------------

      Net income (loss) to common shares                            $   2,057      $  (5,804)          $   5,152       $ (10,415)
                                                                   ================================================================

      Earnings (loss) per common share outstanding                  $    0.18      $   (0.46)          $    0.44       $   (0.83)
                                                                   ================================================================



         See accompanying notes to these consolidated financial statements.



                             PLM INTERNATIONAL, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY For
                             the Year Ended December
                              31, 1994 and the Nine
                           Months Ended September 30,
                                      1995
                                 (in thousands)


                                             Loan to
                                             Employee                      Common Stock
                                                            --------------------------------------------
                           Preferred          Stock                         Paid-in                         Retained
                           Stock at         Ownership                      Capital in                       Earnings      Total
                            Paid-in            Plan            At            Excess          Treasury     Accumulated  Shareholders'
                            Amount            (ESOP)           Par           of Par           Stock        (Deficit)      Equity
                         -----------------------------------------------------------------------------------------------------------
Balances, December 31,
1993                      $  63,569         $ (50,280)       $  109        $  55,557        $   (131)     $  (17,691)     $  51,133

Net loss                                                                                                      (6,641)        (6,641)
Cumulative effect of
change in
  accounting on unearned
  compensation                                  7,130                                                                         7,130
Common stock repurchases                                                                      (2,997)                        (2,997)
Conversion of preferred
stock                          (192)                                             161              31                             --
Allocation of shares         (4,091)            6,044                                                                         1,953
Current year imputed
dividend on
  allocated ESOP shares                                                                                       (2,430)        (2,430)
Prior year preferred
dividend not
  charged to equity
until paid                                                                                                    (2,565)        (2,565)
Cancellation of
preferred stock and
  issuance of common
stock upon
  termination of the ESOP   (59,286)           37,106             8           21,906             266                             --
Exercise of stock options                                                         75                                             75
Translation gain                                                                                                  37             37
                         -----------------------------------------------------------------------------------------------------------
Balances, December 31,
1994                             --                --           117           77,699          (2,831)        (29,290)        45,695

Net income                                                                                                     5,152          5,152
Common stock repurchases                                                                        (494)                          (494)
Exercise of stock options                                                         44                                             44
Translation gain                                                                                                  29             29
                         ===========================================================================================================
Balances, September 30,
1995                      $      --         $      --        $  117        $  77,743        $ (3,325)     $  (24,109)     $  50,426
                         ===========================================================================================================




         See accompanying notes to these consolidated financial statements.




                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                              1995               1994
                                                                                          ---------------------------------
  Operating activities:
    Net income (loss)                                                                      $   5,152          $  (8,729)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                          6,491              9,411
        Foreign currency translations                                                             29                 --
        Cumulative effect of accounting change                                                    --              5,130
        Increase (decrease) in deferred income taxes                                           3,659             (4,573)
        Compensation expense for ESOP                                                             --                255
        (Gain) loss on sale or disposition of assets, net                                     (5,911)               574
        Reduction in carrying value of certain assets                                             --              4,247
        Undistributed residual value interests                                                  (201)               405
        Minority interest in net income of subsidiaries                                           31                 56
        Decrease in payables and other liabilities                                              (472)            (5,872)
        (Increase) decrease in receivables and receivables from affiliates                    (2,063)             4,374
        Cash distributions from affiliates in excess of income accrued                           580                488
        (Increase) decrease in other assets                                                     (906)               950
        Purchase of equipment for lease                                                       (7,420)              (821)
        Proceeds from sale of equipment for lease                                             11,498             10,056
        Purchase of assets held for sale                                                     (34,034)           (11,455)
        Proceeds from sale of assets held for sale                                            38,462              5,190
        Financing of assets held for sale to affiliates                                        9,800              2,953
        Repayment of financing of assets held for sale to affiliates                         (16,204)            (2,953)
                                                                                          ---------------------------------
          Net cash provided by operating activities                                            8,491              9,686
                                                                                          ---------------------------------

  Investing activities:
    Additional investment in affiliates                                                       (7,718)              (210)
    Purchase of residual option                                                                 (200)                --
    Proceeds from the disposition of residual options                                          2,059                 89
    Proceeds from the sale of leveraged leased assets                                          4,530                 --
    Proceeds from the maturity and sale of restricted
      marketable securities                                                                       --             30,872
    Purchase of restricted marketable securities                                                  --            (15,436)
    Increase in restricted cash and restricted cash equivalents                               (9,318)           (15,716)
    Acquisition of subsidiaries net of cash acquired                                              --             (1,013)
                                                                                          ---------------------------------
        Net cash used in investing activities                                                (10,647)            (1,414)
                                                                                          ---------------------------------

  Financing activities:
    Proceeds from long-term equipment loans                                                      657             45,366
    Principal payments under loans                                                               (33)           (51,237)
    Cash dividends paid on Preferred Stock                                                        --             (7,007)
    Payments received from ESOP Trustee                                                          928              4,739
    Repurchase of treasury stock                                                                (494)                --
    Proceeds from exercise of stock options                                                       44                 68
                                                                                          ---------------------------------
        Net cash provided by (used in) financing activities                                    1,102             (8,071)
                                                                                          ---------------------------------

  Net (decrease) increase  in cash and cash equivalents                                       (1,054)               201
  Cash and cash equivalents at beginning of period                                            16,131             19,685
                                                                                          =================================
  Cash and cash equivalents at end of period                                               $  15,077          $  19,886
                                                                                          =================================

  Supplemental information:
    Interest paid during the period                                                        $   4,878          $   7,674
                                                                                          =================================
    Income taxes paid during the period                                                    $     595          $   4,007
                                                                                          =================================


         See accompanying notes to these consolidated financial statements.


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of cash flows for the nine months ended September 30, 1995 and 1994, and the statements of changes in shareholders' equity for the year ended December 31, 1994 and the nine months ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

2.   Equipment

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, or is held for sale to one or more affiliated parties or third parties. At September 30, 1995, $12.9 million in transportation equipment was held for sale to one or more affiliated parties or third parties.

During the last three years, the Company has significantly downsized the equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on-lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the Company's knowledge and assessment of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references. During the nine months ended September 30, 1995, the Company realized $1.2 million of gains on sales of railcars and aircraft purchased by the Company as part of a group of assets.

3.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on September 27, 1995. The amendment extended the facility until September 30, 1996. The Company had no borrowings on this facility at September 30, 1995.

This facility, which is shared with Equipment Growth Funds (EGFs) II, III, IV, V, VI, VII and the LLC, allows the Company to purchase equipment prior to a designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80%
financing if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

3.   Debt (continued)

hold purchased assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. As provided for in the program offering documents, the Company retains the difference between the net lease revenue earned and the carrying costs incurred during the interim holding period as the Company's capital is at risk.

The Company has entered into a securitization facility to borrow up to $80 million on a nonrecourse basis for a one year period that will be secured primarily by finance type leases which generally have terms of four to five years. The securitized debt is expected to bear interest at treasury rate plus 1%. As of September 30, 1995, there were no borrowings under this facility.

4.   Shareholders' Equity

Effective February 1995, the Company adopted the Directors' 1995 Non-qualified Stock Option Plan which reserves 120,000 shares of the Company's common stock for issuance to directors who are nonemployees of the Company. All options outstanding are exercisable at prices equal to the closing price as of the date of grant. Vesting of options occurs in three equal installments of 33 1/3% per year, initiating from the date of the grant. During the nine months ended September 30, 1995, 40,000 options were granted under this plan at $2.63 per share.

In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased in the open market or through private transactions with working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company had purchased 146,977 shares under this program for $0.5 million as of September 30, 1995.

The total common shares outstanding at September 30, 1995, were 11,568,357, a decrease from the 11,699,673 outstanding at December 31, 1994. Net income (loss) per common share was computed by dividing net income (loss) to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended September 30, 1995 and 1994, were 11,755,658 and 12,682,432, respectively. The weighted average number of shares and stock options deemed outstanding during the nine months ended September 30, 1995 and 1994, were 11,799,894 and 12,521,313, respectively.

5.   Limited Liability Company Interests

In January 1995, the registration statement for the Professional Lease Management Income Fund I, L.L.C. (LLC) became effective. PLM Financial Services, Inc. (FSI) serves as the manager for the new program. This program, organized as a limited liability company with a no front-end fee structure, began syndication in the first quarter of 1995. There is no compensation paid to FSI, or any of its subsidiaries, for the organization and syndication of interests in the LLC, the acquisition of equipment, nor the negotiation of the leases by the LLC. FSI is funding the cost of organization, syndication and offering through use of operating cash and is capitalizing these costs as its investment in the LLC. The Company will amortize its investment in the LLC over the life of the program. In return for its investment, FSI is entitled to a 15% interest in the cash distributions and earnings of the LLC subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of the LLC will increase to 25% after the investors have received distributions equal to their invested capital. The Company is also entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

As of the date of this report, the LLC had raised $43 million in equity and had met the legal requirements for breaking impound and entering the equipment investment phase of the program.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

6.   Management Agreement

In January 1995, the Company entered into an agreement, through a new equipment leasing and management subsidiary, to manage the operations of Boston-based, privately-held American Finance Group, L.P. (AFG). The new entity, as a wholly-owned subsidiary of FSI, will acquire AFG's proprietary software and provide equipment management and investor relations services to AFG's existing investor programs. The Company has the right to terminate the contract subject to certain terms and conditions. Affiliates of AFG will continue to be the general partners of the existing AFG programs. AFG currently manages a portfolio of approximately $864 million of capital equipment (at original cost), subject to primarily full payout leases, for its own account and approximately 50,000 investors.

7.   Recent Developments

The Company is in negotiations with its subordinated debt lender to prepay a portion of the notes in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, railcars and storage vaults at September 30, 1995, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and market conditions for leasing equipment in general in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

The Company also syndicates investment programs from which it earns various fees and equity interests. The Company is currently marketing an investment program structured as a limited liability company (LLC) with a no front-end fee structure. The previously syndicated limited partnership programs have allowed the Company to receive fees for the acquisition and initial lease of the equipment. The LLC program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment which is then managed on behalf of the investors. The equipment management activities for this type of program generate equipment management fees for the Company over the life of the program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of the partnership subject to certain allocation provisions. The LLC agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program subject to certain allocation provisions which will increase to 25% after the investors have received distributions equal to their original invested capital.

For the Three Months Ended September 30, 1995 versus September 30, 1994

The following analysis reviews the operating results of the Company:

Revenue:
                                                           For the three months
                                                            ended September 30,
                                                               1995       1994
                                                               ----       ----
                                                                (in thousands)
Operating leases                                            $  5,311   $  6,855
Management fees                                                2,909      2,757
Partnership interests and other fees                           1,410        743
Acquisition and lease negotiation fees                         2,467        493
Commissions                                                     --        1,140
Aircraft brokerage and services                                1,383      1,214
Gain (loss) on the sale or disposition of assets, net            730       (109)
Other                                                            540        230
                                                            --------   --------
    Total revenues                                          $ 14,750   $ 13,323

The fluctuations in revenues for the three months ended September 30, 1995 from the same period in 1994 are summarized and explained below.

Operating lease revenue:
                                                         For the three months
                                                          ended September 30,
                                                         1995             1994
                                                         ----             ----
                                                             (in thousands)
By equipment type or subsidiary:
  Trailers                                              $ 2,508          $ 3,606
  Aircraft                                                1,514            2,381
  Marine vessels                                            (13)             393
  Marine containers                                         156              226
  Storage vaults                                            263              193
  Railcars                                                  190               56
  AFG                                                       693             --
                                                        -------          -------
                                                        $ 5,311          $ 6,855

As of September 30, 1995, the Company owned transportation equipment held for operating leases with an original cost of $121.9 million, which was $58.2 million less than the original cost of equipment owned and held for operating leases at September 30, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 39% net reduction in its aircraft portfolio, a 13% net reduction in its trailer portfolio, and a 48% net reduction in its railcar portfolio compared to September 30, 1994. Operating lease revenue is also impacted by the level of assets held for sale and the AFG lease originations which can earn lease revenue for the Company.

The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenue were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $0.7 million increase in operating lease revenues generated by AFG-related leases prior to being sold to third parties, a $0.1 million increase in railcar lease revenues, and a $0.1 million increase in storage vault revenues. The increase in railcar revenue of $0.1 million for the quarter is comprised primarily of revenues on railcars acquired by the Company of which the majority have been sold to both affiliated programs and third parties as of September 30, 1995. Storage vault revenue increased $0.1 million for the quarter ended September 30, 1995, compared to the same quarter of the prior year, due to additions of $0.6 million in new storage vaults made during the fourth quarter of 1994.

Management fees:

                                                               For the three months                  Year
                                                               ended September 30,               Liquidation
                                                              1995             1994              Phase Begins
                                                           ------------------------------------------------------
                                                                  (in thousands)
Management fees by fund were:
  EGF I                                                     $   331          $   396                1998
  EGF II                                                        204              301                1999
  EGF III                                                       274              427                2000
  EGF IV                                                        287              291                1999
  EGF V                                                         468              449                2000
  EGF VI                                                        445              433                2002
  EGF VII                                                       259              137                2003
  AFG programs                                                  240               --                 --
  Other programs                                                401              323                 --
                                                           --------------------------
                                                            $ 2,909          $ 2,757


         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio for new programs grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG programs, (measured at original cost) amounted to $1.10 billion and $1.11 billion at September 30, 1995 and 1994, respectively. The increase in management fees of $0.2 million resulted from an increase of $0.2 million in management fees from the January 1995 agreement with AFG to provide management services to their existing programs, and from an increase of $0.2 million in management fees generated from the new LLC program, partially offset by a net decrease in management fees generated by gross revenues from the other programs which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $1.4 million and $0.7 million for the quarters ended September 30, 1995 and 1994, respectively. In 1995, the equity interest recorded was impacted by net increases of $0.6 million in the Company's recorded residual values which included $0.4 million in residual income for the equipment purchased for the LLC, and $0.2 million in residual income for the AFG programs. A net decrease in the recorded residual values related to other existing programs of $0.2 million was recorded for the same period in 1994. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended September 30, 1995, a total of $41.2 million of equipment was purchased on behalf of the equipment growth funds compared to $9.0 million during the same quarter of the prior year, resulting in an increase in acquisition and lease negotiation fees of $1.8 million. In addition, $0.2 million in acquisition and lease negotiation fees were generated by AFG-related purchases during the quarter ended September 30, 1995. There were no AFG-related transactions during the same quarter of 1994. As a result of the Company's decision to market a new investment program with a no front-end fee structure, acquisition and lease negotiation fees will be significantly reduced in the future unless a new program with a front-end fee structure is brought to market.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the quarter ended September 30, 1995, there was no program equity raised for the equipment growth funds compared to $12.9 million of equity raised during the quarter ended September 30, 1994, resulting in a decrease in placement commissions of $1.1 million. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure, which raised $25.9 million in equity during the quarter, commission revenue will be eliminated unless a new program with a front-end fee is brought to market.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue increased $0.2 million during the quarter ended September 30, 1995 compared to the comparable prior year quarter, and represents revenue earned by Aeromil Australia, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994.

         Gain (loss) on the sale or disposition of assets, net:

         During the quarter ended September 30, 1995, the Company purchased a commuter aircraft for $0.7 million and sold the aircraft for a gain of $0.1 million, net of selling costs. Additional net gains on the sale or disposition of assets for the quarter ended September 30, 1995 of $0.6 million resulted mainly from the sale or disposition of 68 marine containers, one commuter aircraft, three helicopters, 91 railcars, 12 storage vaults, and 101 trailers. The $0.1 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers.

         Other:

         Other revenues increased $0.3 million during the quarter ended September 30, 1995, compared to the comparable prior year quarter, due to increased revenue earned for data processing services provided to the Company's affiliated programs and due to an increase in brokerage fees.

         Costs, Expenses and Other:

                                                                                              For the three months
                                                                                              ended September 30,
                                                                                             1995             1994
                                                                                          -----------------------------
                                                                                                 (in thousands)

  Operations support                                                                       $ 6,050          $  6,149
  Depreciation and amortization                                                              2,104             3,106
  Commissions                                                                                  (51)            1,194
  General and administrative                                                                 2,579             3,096
  Reduction in carrying value of certain assets                                                 --             4,247
  Interest expense                                                                           1,609             2,602
  Other income (expense), net                                                                  591            (2,619)
  Interest income                                                                              566               963

         Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $0.1 million (2%) for the quarter ended September 30, 1995, from the same quarter in 1994. The decrease resulted from $0.8 million in lower operating and repair and maintenance costs due to the sale of the Company's entire owned vessel portfolio and the sale of other equipment, a $0.4 million decrease in the provision for bad debts, a $0.3 million decrease in compensation expense booked in 1994 related to the adoption of Statement of Position 93-6 ("SOP 93-6") "Employers' Accounting for Employee Stock Ownership Plans", and a $0.2 million decrease in bonus expense, offset partially by increased costs of $1.3 million and $0.3 million associated with the operation of AFG and Aeromil, respectively.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $1.0 million (32%) for the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994. The decrease resulted from the reduction in depreciable equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Historically, commission costs related to the equipment growth funds have been expensed as incurred. Since syndication efforts related to EGF VII have ended, commission expense for the quarter decreased $1.2 million (104%) from the same period in 1994. Commission costs related to the LLC will be capitalized as part of the Company's investment in the LLC program as equity is raised for the LLC and commissions paid.

         General and administrative:

         General and administrative expense decreased $0.5 million (17%) during the quarter ended September 30, 1995, compared to the same quarter in 1994, due to a decrease in the management bonus recorded in the third quarter, and a decrease in professional services and fees.

         Reduction in carrying value of certain assets:

As a result of the Company's regular analysis of its transportation equipment portfolio, no adjustments to the carrying value of equipment were made during the quarter ended September 30, 1995. Valuation adjustments to the estimated net realizable value of certain equipment totaling $4.2 million were made during the quarter ended September 30, 1994, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

         Interest expense:

         Interest expense decreased $1.0 million (38%) during the quarter ended September 30, 1995, compared to the same quarter in 1994, due to the reduction in senior and subordinated debt levels in 1995 from the third quarter of 1994, partially offset by increased interest rates.

         Other income (expense), net:

Other income (expense), net was income of $0.6 million for the three months ended September 30, 1995, which represented a receipt of an account receivable from a previously bankrupt debtor. For the same quarter of 1994, other expense of $2.6 million was due to the write-off of unamortized loan fees related to the termination of the Company's ESOP and reductions in the carrying value of certain marketable securities.

         Interest income:

         Interest income decreased $0.4 million (41%) in the quarter ended September 30, 1995, compared to the same quarter in 1994 from a reduction in interest income earned on the ESOP cash collateral account which existed prior to the termination of the Company's ESOP at the end of 1994.

         Income taxes:

         For the three months ended September 30, 1995, the provision for income taxes was $1.6 million, which represented an effective rate of 43%. For the same quarter in 1994, the $3.5 million tax benefit reflected the benefit for the Company's losses and the tax benefit on the ESOP dividend.

         Net income (loss):

         As a result of the foregoing, for the three months ended September 30, 1995 net income was $2.1 million resulting in net income per common share of $0.18. For the same quarter in 1994, net loss was $5.2 million. In addition, $0.6 million was required in 1994 for the imputed preferred dividend allocated on ESOP shares resulting in a $5.8 million net loss to common shareholders, or $0.46 loss per common share outstanding.

For the Nine Months Ended September 30, 1995 versus September 30, 1994

The following analysis reviews the operating results of the Company:

Revenue:

                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                             1995               1994
                                                                                          -------------------------------
                                                                                                  (in thousands)
  Operating leases                                                                         $ 17,942          $  22,102
  Management fees                                                                             8,231              8,342
  Partnership interests and other fees                                                        3,739              2,584
  Acquisition and lease negotiation fees                                                      4,797              2,219
  Commissions                                                                                 1,322              3,881
  Aircraft brokerage and services                                                             3,700              3,361
  Gain (loss) on the sale or disposition of assets, net                                       5,911               (574)
  Other                                                                                       1,062                856
                                                                                          -------------------------------
      Total revenues                                                                       $ 46,704          $  42,771


The fluctuations in revenues for the nine months ended September 30, 1995 from the same period in 1994 are summarized and explained below.

Operating lease revenue:

                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                             1995               1994
                                                                                          -------------------------------
                                                                                                  (in thousands)
  By equipment type or subsidiary:
    Trailers                                                                               $  7,888          $  10,700
    Aircraft                                                                                  4,587              7,115
    Marine vessels                                                                            1,079              2,782
    Marine containers                                                                           456                722
    Storage vaults                                                                              763                557
    Railcars                                                                                  1,453                226
    AFG                                                                                       1,716                 --
                                                                                          -------------------------------
                                                                                           $ 17,942          $  22,102

As of September 30, 1995, the Company owned transportation equipment held for operating leases with an original cost of $121.9 million, which was $58.2 million less than the original cost of equipment owned and held for operating leases at September 30, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 39% net reduction in its aircraft portfolio, a 13% net reduction in its trailer portfolio, and a 48% net reduction in its railcar portfolio compared to 1994. Operating lease revenue is also impacted by the level of assets held for sale and the AFG lease originations which can earn lease revenue for the Company.

The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenue were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $1.7 million increase in operating lease revenues generated by AFG-related leases, a $1.2 million increase in railcar lease revenues, and a $0.2 million increase in storage vault revenues. The increase in railcar revenue of $1.2 million for the nine months is comprised primarily of revenues on railcars acquired by the Company of which the majority have been sold to both affiliated programs and third parties as of September 30, 1995. Storage vault revenue increased $0.2 million for the nine months ended September 30, 1995, compared to the same period in the prior year, due to additions of $0.6 million in new storage vaults made during the fourth quarter of 1994.


  Management fees:
                                                                          For the nine months                   Year
                                                                          ended September 30,               Liquidation
                                                                         1995             1994              Phase Begins
                                                                      ------------------------------------------------------
                                 (in thousands)
  Management fees by fund were:

    EGF I                                                              $ 1,014          $ 1,052                1998
    EGF II                                                                 638              912                1999
    EGF III                                                                838            1,363                2000
    EGF IV                                                                 806              963                1999
    EGF V                                                                1,354            1,505                2000
    EGF VI                                                               1,307            1,306                2002
    EGF VII                                                                663              311                2003
    AFG programs                                                           599               --                 --
    Other programs                                                       1,012              930                 --
                                                                      --------------------------
                                                                       $ 8,231          $ 8,342

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG programs, (measured at original cost) amounted to $1.10 billion and $1.11 billion at September 30, 1995 and 1994, respectively. The decrease in management fees of $0.1 million resulted from a decrease in management fees generated by gross revenues of the equipment growth funds, which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment, partially offset by $0.6 million increase from the January 1995 agreement with AFG to provide management services to their existing investor programs and from a $0.2 million increase in management fees generated by the new LLC program.

         Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $3.7 million and $2.6 million for the periods ended September 30, 1995 and 1994, respectively, which were impacted by net increases/decreases in the Company's recorded residual values. In 1995, the equity interest recorded was impacted by net increases of $1.2 million in the Company's recorded residual values which included $1.5 million in residual income recorded for the equipment purchased for the LLC, and $0.7 million in residual income for the AFG programs, offset partially by a decrease in residual income related to other existing programs. A net decrease in the recorded residual values of $0.4 million was recorded for the same period in 1994. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. During the nine months ended September 30, 1994, the Company also recorded $0.2 million in debt financing fees earned for debt placed in affiliated partnerships.

         Acquisition and lease negotiation fees:

During the nine months ended September 30, 1995, a total of $69.8 million of equipment was purchased on behalf of the equipment growth funds compared to $40.9 million during the same period in 1994, resulting in an increase in acquisition and lease negotiation fees of $1.6 million. In addition, $1.0 million in acquisition and lease negotiation fees were generated by AFG-related purchases during the nine months ended September 30, 1995. There were no AFG-related transactions during the same period in 1994. As a result of the Company's decision to market a new investment program with a no front-end fee structure, acquisition and lease negotiation fees will be significantly reduced in the future unless a new program with a front-end fee structure is brought to market.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the nine months ended September 30, 1995, program equity raised for the equipment growth funds totaled $14.6 million compared to $43.5 million during the same period during 1994, resulting in a decrease in placement commissions of $2.6 million. The Company closed EGF VII syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure, which raised $43.1 million in equity during the nine months ended September 30, 1995, commission revenue will be eliminated unless a new program with a front-end fee is brought to market.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue increased $0.3 million during the nine months ended September 30, 1995, compared to the same period of 1994. The increase represents revenue earned by Aeromil Australia, the Company's aircraft leasing, spare parts brokerage, and related services subsidiary, acquired in February 1994.

         Gain (loss) on the sale or disposition of assets, net:

         The $5.9 million net gain recorded during the nine months ended September 30, 1995 included gains from the sale of three option contracts for railcar equipment, and the disposition of one marine vessel, 578 marine containers, two commercial aircraft, two commuter aircraft, four helicopters, 307 railcars, 22 storage vaults and 326 trailers. Additionally, during the nine months ended September 30, 1995, the Company purchased three commuter aircraft and sold them for an aggregate gain of $0.5 million, net of selling costs. The $0.6 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers.

         Other:

         Other revenues increased $0.2 million in the nine months ended September 30, 1995, from the same period in 1994, due to an increase in revenue earned for data processing services provided to the Company's affiliated programs.

         Costs, Expenses and Other:


                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                             1995               1994
                                                                                          -------------------------------
                                                                                                  (in thousands)

  Operations support                                                                       $ 18,602          $  17,731
  Depreciation and amortization                                                               6,491              9,411
  Commissions                                                                                 1,417              4,067
  General and administrative                                                                  7,646              7,861
  Reduction in carrying value of certain assets                                                  --              4,247
  Interest expense                                                                            5,540              7,310
  Other income (expense), net                                                                   537             (2,349)
  Interest income                                                                             1,491              2,643

         Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.9 million (5%) for the nine months ended September 30, 1995, from the same period in 1994. The increase resulted from $3.5 million in costs associated with the operation of AFG, a $0.6 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan, and a $0.6 million increase in Aeromil expenses due to higher operational expenses and revenues in the current year, offset partially by a $2.1 million decrease in operating costs and repair and maintenance expenses due to the sale of the entire owned marine vessel portfolio and other equipment, a $0.8 million decrease in the provision for bad debts, and a $0.9 million decrease in compensation expenses booked in 1994 related to the adoption of SOP 93-6.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $2.9 million (31%) for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. The decrease resulted from the reduction in depreciable equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Historically, commission costs related to the equipment growth funds have been expensed as incurred. Since syndication efforts related to EGF VII have ended, commission expense for the nine months ended September 30, 1995 decreased $2.7 million (65%) from the same period in 1994. Commission costs related to the LLC will be capitalized as part of the Company's investment in the LLC program as equity is raised for the LLC and commissions paid.

         General and administrative:

         General and administrative expenses decreased $0.2 million (3%) during the nine months ended September 30, 1995, compared to the same period in 1994. The decrease resulted from a decrease in professional services and fees, offset partially by an increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan.

         Reduction in carrying value of certain assets:

As a result of the Company's regular analysis of its transportation equipment portfolio, no adjustments in the carrying value of equipment were made in 1995. Valuation adjustments to the estimated net realizable value of certain equipment totaling $4.2 million were made in 1994, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

         Interest expense:

         Interest expense decreased $1.8 million (24%) during the nine months ended September 30, 1995, compared to the same period in 1994 due to the reduction in senior and subordinated debt levels in 1995 from the same period in 1994, partially offset by increased interest rates.

         Other income (expense), net:

         Other income (expense), net was income of $0.5 million in the nine months ended September 30, 1995 mainly due to receipt of an account receivable from a previously bankrupt debtor. For the same period in 1994, other expense of $2.3 million was due to the write-off of unamortized loan fees related to the termination of the Company's ESOP and a reduction in the carrying value of certain marketable securities.

         Interest income:

         Interest income decreased $1.2 million (44%) in the nine months ended September 30, 1995, compared to the same period in 1994 from a reduction in interest income earned on the ESOP cash collateral account which existed prior to the termination of the Company's ESOP at the end of 1994.

         Income taxes:

         For the nine months ended September 30, 1995, the provision for income taxes was $3.9 million, which represented an effective rate of 43%. For the same period in 1994, the $4.0 million tax benefit reflected the benefit for the Company's losses and the tax benefit on the ESOP dividend.

         Cumulative effect of accounting change:

         The adoption of SOP 93-6 in the nine months ended September 30, 1994, resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statements of Operations.

         Net income (loss):

         As a result of the foregoing, for the nine months ended September 30, 1995 net income was $5.2 million resulting in net income per common share of $0.44. For the same period in 1994, net loss was $8.7 million. In addition, $1.7 million was required in 1994 for the imputed preferred dividend allocated on ESOP shares resulting in a $10.4 million net loss to common shareholders, or $0.83 loss per common share outstanding.

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

         Liquidity in 1995 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing and newly sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

     (a) Debt Financing:

         Senior Debt: On June 30, 1994, the Company closed a $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior facility. The Company has pledged substantially all of its equipment as collateral to the loan facility. The facility provides that equipment sale proceeds, from pledged equipment, or cash deposits be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through March 31, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

         In December 1994, the Company repaid $10.0 million of its senior debt through the use of cash collateral from the sale of pledged equipment.

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on September 27, 1995. The amendment extended the facility until September 30, 1996, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

         This facility, which is shared with EGFs II, III, IV, V, VI, VII and the LLC, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. As provided for in the program offering documents, the Company retains the net lease revenue earned and pays the carrying costs incurred during the interim holding period since its capital is at risk. As of November 1, 1995, the Company had no borrowings and EGFs VI and VII had $1.7 million and $9.6 million in borrowings, respectively.

         Subordinated Debt: The Company is in negotiations with its subordinated debt lender to prepay a portion of the notes in 1995. If successful, the Company's liquidity will be negatively impacted in the short term with a subsequent cash flow increase due to reduced interest costs.

         Securitized Debt: The Company has entered into a securitization facility to borrow up to $80 million on a non-recourse basis for a one year period that will be secured primarily by finance type leases which generally have terms of four to five years. The securitized debt is expected to bear interest at treasury rate plus 1%. As of November 1,1995, there were no borrowings on this facility.

     (b) Portfolio Activities:

         During the nine months ended September 30, 1995, the Company generated proceeds of $7.4 million from the sale of equipment for lease. These net proceeds were placed in a collateral account as required by the senior secured term loan agreement. In March 1995, the lender consented to the Company's request to release $10.8 million in funds from the cash collateral account primarily relating to asset sales in 1994. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

         Over the last three years, the Company has downsized the equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     (c) Syndication Activities:

         The Company earned fees from syndication activities related to EGF VII during the first four months of 1995. Total equity raised since inception for this partnership was $107.4 million through April 30, 1995 when the program closed. There will be no more equity raised for this partnership.

         The   overall   limited   partnership   syndication   market  has  been
contracting. The Company's management is concerned with the continued contraction of the equipment leasing syndication market and its effect on the volume of partnership equity that can be raised. The Company's newly registered and currently marketed no front-end fee syndication product (LLC) was developed to capture a larger share of the syndication market. The no front-end fee structure of the LLC requires the Company to pay offering and organizational costs, including payment of broker-dealer commissions, as syndicated equity is raised. In previous investor programs sponsored by the Company, most offering and organizational expenses were reimbursed to the Company. Since May 1995 through October 31, 1995, the LLC has raised 43 million in equity investment from the public. This is 89% higher than the equity raised for EGF VII during the same period of 1994. Though the Company receives a higher share of LLC distributions versus its share of Equipment Growth Fund program distributions, the no front-end fee investments required by the Company in the form of expense payments on behalf of the LLC will negatively impact the Company's liquidity during the investment phase of the program.

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

                           PART II - OTHER INFORMATION


         Item 1.   Legal Proceedings

         See Note 1 of Notes to Consolidated Financial Statements.



         Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits

     10.1 Amended and restated Warehousing Credit Agreement, dated as of September 27, 1995.

     10.2  Asset Purchase Agreement, dated as of July 1, 1995.

     10.3 Pooling and Servicing Agreement and Indenture of Trust, dated as of July 1, 1995.

     (B) Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PLM INTERNATIONAL, INC.



                                               /s/ David J. Davis
                                               ------------------
                                               David J. Davis
                                               Vice President and Corporate
                                               Controller






          Date: November 1, 1995