Form 10-K
period 1995-12-31
PLM INTERNATIONAL INC
filed 1996-03-28
CIK 814677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-K

          [x]     Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995.

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
          (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)          Identification No.

            One Market, Steuart Street Tower,
              Suite 900, San Francisco, CA               94105-1301
        (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code (415) 974-1399
                              --------------------
               Securities registered pursuant to Section 12(b) of
                                    the Act:

      Title of each class            Name of each exchange on which registered
 Common Stock, $.01 Par Value                     American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996 was $37,019,374.

         The number of shares outstanding of the issuer's classes of common stock as of March 25, 1996: Common Stock, $.01 Par Value -- 10,805,861 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                             PLM INTERNATIONAL, INC.
                          1995 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                          Page
                                     Part I

Item 1         Business                                                    2
Item 2         Properties                                                  9
Item 3         Legal Proceedings                                           9
Item 4         Submission of Matters to a Vote of Security Holders         9


                                     Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                       10
Item 6         Selected Financial Data                                     11
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12
Item 8         Financial Statements and Supplemental Data                  22
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       22


                                    Part III

Item 10        Directors and Executive Officers of the Company             22
Item 11        Executive Compensation                                      22
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                            22
Item 13        Certain Relationships and Related Transactions              22


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                  22

                                     PART I

ITEM 1. BUSINESS

A.   Introduction

(i)  Background

PLM International, Inc. (PLM International or the Company or PLMI), a Delaware corporation, is a transportation equipment leasing company specializing in the management of equipment on operating leases domestically and internationally. The Company is also a leading sponsor of syndicated investment programs organized to invest primarily in transportation equipment. The Company operates and manages approximately $1.3 billion of transportation equipment and related assets for its account and various investment partnerships and third party accounts. An organization chart for PLM International indicating the relationships of significant active legal entities is shown in Table 1:


PLM International, Inc., a Delaware corporation, the parent corporation.

Subsidiaries of PLM International, Inc.:
PLM Financial Services, Inc., a Delaware corporation; PLM Railcar Management Services, Inc., a Delaware corporation; PLM Worldwide Management Services
Limited, a Bermuda corporation; Aeromil Holdings, Inc., a California corporation; and American Finance Group, Inc., a Delaware corporation.


Subsidiaries of PLM Financial Services, Inc.
PLM Investment Management, Inc., a California corporation; PLM Securities Corp., a California corporation; and PLM Transportation Equipment Corporation, a California corporation.

A subsidiary of PLM Railcar Management Services, Inc. is PLM Railcar Management Services Canada, Ltd., an Alberta corporation.

A subsidiary of PLM Worldwide Management Services Limited is Transportation Equipment Indemnity Company, Ltd., a Bermuda corporation.

A subsidiary of American Finance Group, Inc. is AFG Credit Corp., a Delaware corporation.

Note: All entities are 100% owned except Aeromil Holdings, Inc., which is 80% owned.

(ii) Description of Business

PLM International owns or manages a portfolio of transportation equipment consisting of approximately 35,000 individual items with a combined original cost of approximately $1.3 billion (refer to Table 2). The Company syndicates investment programs and manages equipment and related assets for approximately 75,000 investors in various limited partnerships or investment programs.

                                                          TABLE 2

                                               EQUIPMENT AND RELATED ASSETS

                                                     December 31, 1995
                                                (original cost in millions)


                                                                       Professional
                                                                     Lease Management   Equipment        Other
                                                                      Income Fund 1   Growth Funds     Investor
                                                            PLMI                                       Programs         Total
                                                         -------------------------------------------------------------------------


         Aircraft and aircraft engines                         $  53         $   18         $    327         $  10        $    408
         Marine vessels                                           --             12              245            --             257
         Railcars/locomotives                                      1             13              126            56             196
         Trailers/tractors                                        53              7               84            17             161
         Marine containers                                         5             --               96             7             108
         Mobile offshore drilling units (MODUs)                   --             --               87            --              87
         Other                                                    26              7               42             6              81
                                                             ----------------------------------------------------------------------

         Total                                                 $ 138         $   57         $  1,007         $  96        $  1,298
                                                             ======================================================================

(iii)  Equipment Owned

The Company leases its owned equipment to a wide variety of lessees. Certain equipment is leased and operated internationally. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry offering lease terms ranging from day-to-day to a term equal to the economic life of the equipment (full payout). Generally, leases for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International's focus is on providing equipment under operating leases. This type of lease generally commands a higher lease rate than full payout leases because of the flexibility it affords the lessee. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

        With respect to trailer leasing activities, the Company markets over-the-road trailers through its subsidiary PLM Rental, Inc. (PLM Rental) on short-term leases through rental yards located in 10 major U.S. cities. These rental facilities provide the Company with a base of operations in selected markets to facilitate its operating lease strategy. The Company also markets intermodal trailers to railroads and shippers on short-term arrangements through a licensing agreement with a short line railroad. In addition, the Company markets on-site storage units protected by a patented security system through both existing facilities and PLM Rental's facilities.

        Over the past five years, approximately 94.0% of all equipment (owned and managed) on average, was operating under a lease agreement or in PLM trailer rental yards.

(iv) Subsidiary Business Activities

(a)  PLM Financial Services, Inc.

PLM Financial Services, Inc. (FSI) along with its primary subsidiaries: PLM Transportation Equipment Corporation (TEC); PLM Securities Corp. (PLM Securities); and PLM Investment Management, Inc. (IMI), focus on the development, syndication, and management of investment programs, including limited liability companies, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. Depending on the objectives of the particular program, the programs feature various combinations of current cash flow and income tax benefits through investments in long-lived, low-obsolescence transportation and related equipment. Programs sponsored by FSI are offered nationwide through a network of unaffiliated national and regional broker-dealers and financial planning firms.

        FSI has completed the offering of 16 public programs which have invested in diversified portfolios of transportation and related equipment. From 1986 through April of 1995, FSI offered the PLM Equipment Growth Fund (EGFs) investment series. During 1995, FSI introduced Professional Lease Management Income Fund I, L.L.C., a Limited Liability Company (Fund I), with a no front-end fee structure. Fund I is currently being syndicated by PLM Securities. Both the EGF and Fund I programs are designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (i) distribution to investors and (ii) reinvestment into additional used transportation equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors. The cumulative equity raised by PLM International for its affiliated investment programs now stands at $1.7 billion. The Company has raised more syndicated equity for equipment leasing programs than any other syndicator in United States history. Annually, since 1983, PLM International has been one of the top three equipment leasing syndicators in the United States. Annually, from 1990 through 1995, the Company has ranked as the number one or two diversified transportation equipment leasing syndicator in the United States. PLMI's market share for all syndicated equipment leasing programs increased to 22% in 1995 from 17% in 1994. In 1995, the Company was the number two equipment leasing syndicator.

         EGFs I, II, and III are listed for trading on the American Stock Exchange. Under the Internal Revenue Code (the Code) these Partnerships are classified as Publicly Traded Partnerships. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnerships as corporations will mean the Partnerships themselves will become taxable, rather than "flow through" entities. As taxable entities, the income of the Partnerships will be subject to federal taxation at both the partnership level and at the investor level to the extent income is distributed to an investor. In order to avoid taxation of the Partnerships as corporations, the General Partner has applied for delisting of the Partnerships' depositary units from the American Stock Exchange and anticipates receiving approval no later than April 15, 1996. While the Partnerships' depositary units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnerships, prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements, and continue to provide pertinent tax reporting forms and information to unitholders.

        Due to the changes in the federal tax laws causing Publicly Traded Partnerships traded on a national exchange to be taxed as corporations after December 31, 1997, rather than treated as flow through entities, the management of PLM International structured EGFs IV, V, VI, and PLM Equipment Growth and Income Fund VII (EGF VII) so that they will not be publicly traded. Fund I is not and will not be publicly traded.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements

FSI earns revenues in connection with the organization, marketing, and management of the limited partnerships and private placement programs. During the syndication of each of the EGFs, placement fees and commissions, representing approximately 9% of equity raised were generally earned upon the purchase by investors of partnership units. A significant portion of these placement fees were reallowed to the originating broker-dealer. Equipment acquisition, lease negotiation, and debt placement fees are generally earned through the purchase, initial lease, and financing of equipment, and are generally recognized as revenue when FSI completed substantially all of the services required to earn the fees, generally when binding commitment agreements are signed.

         Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

         As compensation for organizing a partnership investment program, FSI, as general partner, is generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program. FSI recognizes as partnership interests its equity interest in the earnings of the partnerships after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

         FSI also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership's equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests, for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

         In  accordance   with  certain   investment   program  and  partnership
agreements, FSI receives reimbursement for organization and offering costs incurred during the offering period. The reimbursement is generally between 1.5% and 3.0% of equity raised. The investment program reimburses FSI ratably over the offering period of the investment program based on equity raised. In the event organizational and offering costs incurred by FSI as defined by the partnership agreement exceed amounts allowed, the excess costs are capitalized as an additional investment in the related partnership and amortized over the estimated life of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Companies

During the year ended December 31, 1995, Fund I was formed as a new investor program. FSI serves as the Manager for the new program. This product, a limited liability company with a no front-end fee structure, began syndication in the first quarter of 1995. There is no compensation paid to FSI for organization of Fund I, raising equity, acquisition of equipment, or negotiation of the initial leases. FSI is funding the cost of organization, syndication, and offering and is treating this as its investment in Fund I. FSI will amortize its investment in Fund I over the life of the program. In return for its investment, FSI is generally entitled to a 15% interest in the cash distributions and earnings of Fund I subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. FSI is also entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services it provides.

        As of March 25, 1996, Fund I had raised $81.3 million in equity from third party investors.

(b)  PLM Transportation Equipment Corporation

PLM Transportation Equipment Corporation (TEC) is responsible for the selection, negotiation and purchase, initial lease and re-lease, and sale of equipment. This process includes identification of prospective lessees, analyses of lessees' credit worthiness, negotiation of lease terms, negotiations with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment, preparation of debt offering materials, and negotiation of loans. TEC or its wholly-owned subsidiary, TEC AcquiSub, Inc., also purchases transportation equipment for PLM International's own portfolio and on an interim basis, for resale to various affiliated limited partnerships at cost or to third parties.

(c)  PLM Securities Corp.

PLM Securities Corp. (PLM Securities) markets the investment programs through unaffiliated broker-dealers and financial planning firms throughout the United States. Sales of investment programs are not made directly to the public by PLM Securities. During 1995 and 1994, approximately 200 selected broker-dealer firms with over 20,000 agents sold investment units in Fund I and EGF VII. Wheat First Butcher Singer accounted for 15% of equity sales in 1995. Royal Alliance Associates and Wheat First Butcher Singer accounted for approximately 13% and 11.5%, respectively, of 1994 equity sales. No other selected agent has accounted for the sale of more than 10% of the units in these investment programs during these periods. The marketing of the investment programs is supported by PLM Securities representatives who deal directly with account executives of participating broker-dealers.

        During the marketing of the EGFs, PLM Securities earned a placement fee for the sale of investment units of which a significant portion was reallowed to the originating broker-dealer. Placement fees vary from program to program, but for EGF VII, PLM Securities received a fee of up to 9% of the capital contributions to the partnership, of which commissions of up to 8% were reallowed to the unaffiliated selling broker-dealer, with the difference being retained by PLM Securities. Fund I has a no front-end fee structure. FSI funds all organization costs and placement fees associated with the Fund I program as its investment. Thus, 100% of syndicated equity is invested in equipment. The Company's invested funds will equal approximately 14% of the equity raised in the Fund I program, assuming full subscription of the $100 million registration.

        The Company raised investor equity totaling approximately $107.4 million for its EGF VII program through April 1995 when the program closed. The Company has raised investor equity totaling approximately $81.3 million for its Fund I program through March 25, 1996.

(d)  PLM Investment Management, Inc.

PLM Investment Management, Inc. (IMI) manages equipment owned by the Company and by investors in the various investment programs. The equipment consists of the following: aircraft (commercial, commuter, and corporate); aircraft engines; aircraft rotables; railcars and locomotives; tractors (highway); trailers (highway and intermodal, refrigerated, and non refrigerated); marine containers (refrigerated and non refrigerated); marine vessels (dry bulk carriers and product tankers); and mobile offshore drilling units (rigs). IMI is obligated to invoice and collect rents, arrange for maintenance and repair of the equipment, pay operating expenses, debt service, and certain taxes, determine that the equipment is used in accordance with all operative contractual arrangements, arrange insurance, correspond with program investors, provide or arrange for clerical and administrative services necessary to the operation of the equipment, prepare quarterly and annual financial statements and tax information materials, and make distributions to investors. IMI also monitors equipment regulatory requirements and compliance with investor program debt covenants.

(e)  American Finance Group, Inc.

In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held American Finance Group, L.P. (AFG, L.P.). During 1995, the Company provided management services for investor programs of AFG, L.P. for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of AFG, L.P.'s investor programs. The modified agreement allowed the Company to assume the lease origination and servicing operations, the rights to manage a significant offshore investment program, and certain furniture, computers, and software of AFG, L.P. Going forward, AFG will originate and manage lease transactions on new equipment that will be financed by a securitization facility for the Company's own account or sold to an offshore investment program or other investors.

(f)  PLM Railcar Management Services, Inc.

PLM Railcar Management Services, Inc. (RMSI) markets and manages railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars. PLM Railcar Management Services Canada, Limited, a wholly-owned subsidiary of RMSI headquartered in Calgary, Alberta, Canada, provides fleet management services to the owned and managed railcars operating in Canada.

(g)  Transportation Equipment Indemnity Company, Ltd.

Transportation Equipment Indemnity Company, Ltd. (TEI) is a Bermuda-based insurance company licensed to underwrite a full range of insurance products including property and casualty risk. TEI's primary objective is to minimize the long-term cost of insurance coverages for all owned and managed equipment. A substantial portion of the risks underwritten by TEI are reinsured with unaffiliated underwriters.

(h)  PLM Rental, Inc.

PLM Rental markets trailers and storage units owned by the Company and its affiliated investor programs on short-term leases through a network of rental facilities. Presently, facilities are located in Atlanta, Chicago, Dallas, Detroit, Indianapolis, Kansas City, Miami, Newark, Orlando, and Tampa.

        All of the above subsidiaries are 100% owned directly or indirectly by PLM International.

(i)  Aeromil Holdings, Inc.

Aeromil Holdings, Inc. (Aeromil) is 80% owned by the Company (see Note 2 to the Financial Statements). Aeromil owns several operating companies engaged in brokerage of corporate, commuter, and commercial aircraft and spare parts in local and international markets.

(v)  Equipment Leasing Markets

Within the equipment leasing industry, there are essentially three leasing markets: the full payout lease, short-term rental, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover the lessor's investment and to provide a return on the investment, is the most common form of leasing. This type of lease is sometimes referred to and qualifies as a finance lease under United States generally accepted accounting principles and is accounted for by the lessor as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease versus purchase analysis which will take into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations.

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

        Operating leases for transportation equipment generally run for a period of one to six years. Operating lease rates are usually higher than full payout lease rates, but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment and the fact that the rental obligation under the lease need not be capitalized on its balance sheet. The advantage from the lessee's perspective of a mid-term operating lease compared to a short-term rental, apart from the lower monthly cost, is greater control over future costs and the ability to balance equipment requirements over a specific period of time. Disadvantages of the mid-term operating lease from the lessee's perspective are that the equipment may be subject to significant changes in lease rates for future periods or will generally be required to be returned to the lessor at the expiration of the initial lease. Disadvantages from the lessor's perspective of the mid-term operating lease (as well as the short-term rental) compared to the full payout lease is that the equipment generally must be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment and that re-lease rates are subject to changes in current market conditions.

        PLM International, its subsidiaries, and affiliated investment programs lease their equipment primarily on mid-term operating leases and short-term rentals. Many of its leases are net operating leases. In a net operating lease, expenses such as insurance and maintenance are the responsibility of the lessee. The effect of entering into net operating leases is to reduce lease rates as compared to non-net lease rates for comparable lease terms. However, the overall profitability of net operating leases is more predictable and less risk is assumed over time as the lessees absorb maintenance costs which generally increase as equipment ages. Per diem rental agreements are used mainly on equipment in the Company's trailer, marine container, and storage unit rental operations. Per diem rentals for the most part require the Company to absorb maintenance costs which again tend to increase as the equipment ages.

(vi) Management Programs

FSI also has sponsored programs in which the equipment is individually owned by the program investors. Management agreements, with initial terms ranging from three to ten years, are typically employed to provide for the management of this equipment. These agreements require that the Company or one of its subsidiaries use its best efforts to lease the equipment and to otherwise perform all managerial functions necessary for the operation of the equipment, including arranging for maintenance and repair, collection of lease revenues, and disbursement of operating expenses. Management agreements also require that the Company correspond with program investors, prepare financial statements and tax information, and make distributions to investors from available cash. Operating revenues and expenses for equipment under management agreements are generally pooled in each program and shared pro rata by the participants. Management fees are generally received by IMI for these services based on a flat fee per month per unit of equipment.

(vii)            Lessees

Lessees of equipment range from Fortune 500 companies to small, privately-held corporations and entities. All (i) equipment acquisitions, (ii) equipment sales, and (iii) lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee consisting of senior executives of PLM International. PLM Rental, which leases equipment primarily on short-term rentals, follows guidelines set by the credit committee in determining the credit worthiness of its respective lessees. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees which alone do not have a financial condition satisfactory to the credit committee. No single lessee of the Company's equipment accounted for more than 10% of revenues for the year ended December 31, 1995.

(viii) Competition

In the distribution of investment programs, FSI competes with numerous organizations engaged in limited partnership syndications. While management of the Company does not believe that any one sponsor dominates the offering of similar investment programs, there are other sponsors of such programs which may have greater assets and financial resources, the ability to borrow on more favorable terms, or other significant competitive advantages. The principal competitive factors in the organization and distribution of investment programs are: the ability to reach investors through an experienced marketing force, the performance of prior investment programs, the particular terms of the investment program, and the development of a client base willing to consider periodic investments in such programs. Competition for investors' funds also exists from other financial instruments and intermediaries such as: certificates of deposits, money market funds, stocks, bonds, mutual funds, investment trusts, real estate, brokerage houses, banks, and insurance companies. FSI believes that the structure of its current Fund I program permits it to compete with other equipment leasing programs as well as with oil and gas and real estate programs. FSI's investment programs compete directly with numerous other entities for equipment acquisition and leasing opportunities and for debt financing. In 1995, $77.5 million was invested in the Company's equity programs ranking the Company, on a capital raised basis, as the number two syndicator of transportation equipment leasing programs. In 1994, the $55.2 million invested in EGF VII also ranked the Company as the number two syndicator of transportation equipment leasing programs. The $92.5 million invested in the Company's publicly-sponsored equity programs in 1993 ranked the Company as the number one syndicator of equipment leasing programs that year.

         In connection with operating leases, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rent than the Company offers. However, lower lease rates can generally be offered for used equipment under operating leases than can be offered on similar new equipment under a full payout lease. The shorter length of operating leases also provides lessees with flexibility in their equipment and capital commitments.

         The Company also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Company cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

         The Company competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., G.P.A. Group Plc., GATX Corporation, and certain limited partnerships, some of which engage in syndications and lease the same type of equipment.

(ix) Government Regulations

PLM Securities is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. As such, it is subject to supervision by the SEC and securities authorities in each state. In addition, it is a member of the National Association of Securities Dealers, Inc. and is subject to that entity's rules and regulations. These rules and regulations govern such matters as program structure, sales methods, net capital requirements, record-keeping requirements, trade practices among broker-dealers, and dealings with investors.

         Sales of investment programs must be made in compliance with various complex federal and state securities laws. Failure to comply with provisions of these laws, even though inadvertent, could result in investors having rights of rescission or claims for damages.

         The transportation industry, in which the majority of the equipment owned and managed by the Company operates, has been subject to substantial regulation by various federal, state, local, and foreign governmental authorities. For example the Airport Noise and Capacity Act of 1990 generally prohibits the operation of commercial jets which do not comply with stage III noise level restrictions at United States airports after December 1999. Enactments like this could affect the performance of aircraft owned and managed by the Company. It is not possible to predict the positive or negative effect of future regulatory changes in the transportation industry.

(x)  Employees

As of March 25, 1996, the Company and its subsidiaries had 182 employees. None of the Company's employees are subject to collective bargaining arrangements. The Company believes employee relations are good.

ITEM 2.  PROPERTIES

At December 31, 1995, the Company owned transportation equipment and related assets originally costing approximately $120.5 million. The Company leases approximately 46,000 square feet as its principal office at One Market, Steuart Street Tower, San Francisco, California. The Company leases business offices in Boston, Massachusetts; Chicago, Illinois; and Calgary, Alberta, Canada. In addition, the Company leases trailer rental yard facilities in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Newark, New Jersey; Orlando, Florida; and Tampa, Florida.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

     On November 22, 1995, James F. Schultz (Plaintiff), a former employee of PLM International, filed a first amended complaint (the Complaint) in United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers, and/or directors of PLM International. The Complaint, which was served on PLMI on November 27, 1995, contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP and for rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. The original complaint, which was filed in August 1995 by Plaintiff, was never served on the Company. PLMI and the other defendants have filed a motion to dismiss the Complaint, which is scheduled to be heard on April 19, 1996. The Company does not believe the claims have any merit and plans to defend this matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                                          PART II

 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades (under the ticker symbol "PLM") on the American Stock Exchange (AMEX). As of the date of this annual report, there are 10,805,861 common shares outstanding and approximately 9,226 shareholders of record.

         Table 3, below, sets forth the high and low prices of the Company's common stock for 1995 and 1994 as reported by the AMEX:

                                                             TABLE 3
   Calendar Period                                                                  High             Low
  -------------------                                                             ---------        ---------

         1995
     1st Quarter                                                                  $  3.687         $  2.563
     2nd Quarter                                                                  $  3.563         $  2.750
     3rd Quarter                                                                  $  4.125         $  2.875
     4th Quarter                                                                  $  4.000         $  2.875

         1994
     1st Quarter                                                                  $  3.875         $  2.125
     2nd Quarter                                                                  $  3.688         $  2.500
     3rd Quarter                                                                  $  3.563         $  2.875
     4th Quarter                                                                  $  3.813         $  2.375


         In 1989, Transcisco Industries, Inc., the Company's largest shareholder at that time, indicated its intention to dispose of its entire holdings in the Company. In October 1994, Transcisco transferred, to its Official Bondholders' Committee (OBC), its beneficial ownership in the 3,367,367 shares of the Company's common stock. On October 13, 1994, the Company announced the purchase of the 3,367,367 shares held by the OBC. Under the terms of the purchase, a total of 2,445,000 common shares were sold to independent investors and the remaining 922,367 shares were repurchased by the Company, all for cash at $3.25 per share. The Company also retired the $5.0 million 14.75% subordinated note which was jointly owned by Transcisco and the OBC, at a $0.5 million discount.

         In February 1995, the Company announced that its Board of Directors authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased either in the open market or through private transactions with working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company purchased 146,977 shares under this program for $0.5 million in 1995.

         In November 1995, the Company authorized the repurchase of up to $5.0 million of the Company's common stock and, pursuant to such authorization, the Company repurchased 735,196 shares in private transactions for $2.6 million. Additional future repurchases may be made in the open market or through private transactions. The timing and amount of these transactions are to be funded through working capital and existing cash reserves and will depend upon market conditions and corporate requirements. Shares may be used for corporate purposes, including option plans, or they may be retired.

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

Years Ended December 31,
(in thousands except per share amounts)

                                                            1995            1994            1993            1992             1991
                                                     -------------------------------------------------------------------------------
Results of Operations:
Revenue                                                  $  61,251       $  57,962        $  69,652       $  75,035        $  72,767
Income (loss) before taxes                               $   7,868       $  (5,579)       $   7,737       $ (33,918)       $  10,228
Net income (loss) before cumulative
  effect of accounting change                            $   6,048       $  (1,511)       $   6,282       $ (18,231)       $  10,103
Cumulative effect of accounting change                   $    --         $  (5,130)       $    --         $    --          $    --
Net income (loss) to common shares                       $   6,048       $  (9,071)       $   1,432       $ (25,271)       $   3,063
Per common share:
  Net income (loss)                                      $    0.51       $   (0.73)       $    0.14       $   (2.41)       $    0.30
Financial position:
  Total assets                                           $ 126,213       $ 140,372        $ 217,720       $ 255,404        $ 319,074
  Long-term debt                                         $  47,853       $  60,119        $ 129,119       $ 171,470        $ 194,390
  Shareholders' equity                                   $  48,620       $  45,695        $  51,133       $  44,719        $  65,964



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Years Ended December 31, 1995 and 1994

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

     The Company's transportation equipment held for operating leases is mainly equipment built prior to 1988. As the equipment ages, the Company is generally not replacing it with newer equipment. However, the Company at times will selectively add equipment to its fleet when the purchase price and lease opportunity are advantageous and exceed the returns on alternative investment opportunities. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

The following analysis reviews the operating results of the Company:

Revenue:

                                                                   1995           1994
                                                               ----------------------------
                                                                     (in thousands)

  Operating leases                                              $  23,919      $  28,748
  Management fees                                                  11,197         11,189
  Partnership interests and other fees                              4,978          3,101
  Acquisition and lease negotiation fees                            6,659          4,223
  Commissions                                                       1,322          4,939
  Aircraft brokerage and services                                   5,022          4,624
  Gain (loss) on the sale or disposition of assets, net             6,090           (164)
  Other                                                             2,064          1,302
                                                               ----------------------------
    Total revenues                                              $  61,251      $  57,962

Each component is explained below.

Operating lease revenue:

                                                              1995           1994
                                                          ----------------------------
                                                                 (in thousands)
  By equipment type or subsidiary:
    Trailers                                               $  10,582      $  14,268
    Aircraft                                                   6,465          9,319
    Marine vessels                                             1,304          3,211
    Marine containers                                            635            941
    Storage equipment                                          1,056            749
    Railcars                                                   1,584            260
    AFG                                                        2,293             --
                                                           ---------------------------
                                                           $  23,919      $  28,748

As of December 31, 1995, the Company owned transportation equipment held for operating leases with an original cost of $119.6 million, $22.2 million less than the original cost of equipment owned and held for operating leases at December 31, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 9% net reduction in its aircraft portfolio, a 13% net reduction in its trailer portfolio, a 6% net reduction in its storage equipment portfolio, and a 100% reduction in its railcar portfolio compared to 1994. Operating lease revenue was also impacted by the level of assets held for sale and AFG, L.P. lease originations which earned lease revenue for short-term periods before sale in 1995.

     The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenues were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $2.3 million increase in operating lease revenues generated by AFG, L.P.-related leases, a $1.3 million increase in railcar lease revenues, and a $0.3 million increase in storage equipment revenues. The increase in railcar revenue of $1.3 million for the year ended 1995 is comprised primarily of revenues on railcars acquired by the Company of which the majority have been sold to both affiliated programs and third parties as of December 31, 1995. Storage equipment revenue increased $0.3 million for the year ended December 31, 1995, compared to 1994, due to additions of $0.6 million in new storage equipment during the fourth quarter of 1994.

Management fees:

                                                                                                           Year
                                                                                                      Liquidation
                                                                           1995         1994         Phase Begins
                                                                        ---------------------------------------------
                                                                             (in thousands)
  Management fees by program were:

  EGF I                                                                 $    1,318      $    1,482             1998
  EGF II                                                                       818           1,153             1999
  EGF III                                                                    1,137           1,788             2000
  EGF IV                                                                     1,064           1,183             1999
  EGF V                                                                      1,767           2,097             2000
  EGF VI                                                                     1,775           1,760             2002
  EGF VII                                                                      971             500             2003
  Fund I                                                                       343              --             2002
  AFG programs                                                               1,483              --               --
  Other programs                                                               521           1,226               --
                                                                        ---------------------------
                                                                        $   11,197      $   11,189

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The original cost of the equipment under management, excluding equipment managed under the AFG, L.P. programs, amounted to $1.11 billion and $1.07 billion at December 31, 1995 and 1994, respectively. Management fees were $11.2 million in both 1995 and 1994. Although management fees generated by gross revenues from the equipment growth funds and other programs decreased $1.8 million in 1995 from 1994 due to net decreases in managed equipment and a decrease in lease rates for certain types of equipment, these decreases were offset by a $1.5 million increase from the January 1995 agreement with AFG, L.P. to provide management services to their existing investor programs and from a $0.3 million increase in management fees generated by the new Fund I program.

Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $5.0 million and $3.1 million for the years ended December 31, 1995 and 1994, respectively, which were impacted by net increases/decreases in the Company's recorded residual values. In 1995, the equity interest recorded was impacted by net increases of $1.7 million in the Company's recorded residual values which included $2.2 million in residual income recorded for Fund I equipment purchases, and $0.9 million in residual income from the AFG, L.P. programs, offset partially by a decrease in residual income related to other existing programs. A $0.7 million net decrease in residual values was recorded for the same period in 1994. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. During the year ended December 31, 1994, the Company also recorded $0.2 million in debt financing fees earned for debt placed in affiliated partnerships.

Acquisition and lease negotiation fees:

During the year ended December 31, 1995, a total of $100.0 million of equipment was purchased on behalf of the Equipment Growth Funds compared to $78.2 million during 1994, resulting in a $1.2 million increase in acquisition and lease negotiation fees. In addition, $1.2 million in acquisition and lease negotiation fees were generated by AFG, L.P.-related purchases during the year ended December 31, 1995. There were no AFG, L.P.-related transactions during 1994. As a result of the Company's decision to market a new investment program with a no front-end fee structure, acquisition and lease negotiation fees will be significantly reduced in the future.

Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During 1995, program equity raised for the equipment growth funds totaled $14.6 million compared to $55.2 million during 1994, resulting in a $3.6 million decrease in placement commissions. The Company closed EGF VII syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program (Fund I) with a no front-end fee structure, which raised $62.9 million in equity during 1995, commission revenue will be eliminated.

Aircraft brokerage and services revenue:

         Aircraft brokerage and services revenue increased $0.4 million during 1995, compared to 1994. The increase represents revenue earned by Aeromil, the Company's aircraft leasing and spare parts brokerage subsidiary.

Gain (loss) on the sale or disposition of assets, net:

         The $5.6 million net gain recorded during the year ended December 31, 1995 included gains from the sale of three option contracts for railcar equipment and the disposition of 1 marine vessel, 645 marine containers, 2 commercial aircraft, 2 commuter aircraft, 4 helicopters, 318 railcars, 37 storage equipment units, and 525 trailers. Additionally, during 1995, the Company purchased and sold three off-lease commuter aircraft for an aggregate gain of $0.5 million, net of selling costs. The $0.2 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers, partially offset by net gains on the sale of 11 aircraft and 1 marine vessel.

Other:

         Other revenues increased $0.8 million in the year ended December 31, 1995, from 1994, due to an increase in revenue earned for data processing services provided to the Company's affiliated programs.

Costs, Expenses, and Other:


                                                                            1995           1994
                                                                        ----------------------------
                                                                              (in thousands)

  Operations support                                                     $  26,001      $  23,510
  Depreciation and amortization                                              8,616         12,135
  Commissions                                                                1,416          5,192
  General and administrative                                                10,539         10,366
  Reduction in carrying value of certain assets                              1,178          4,247
  Interest expense                                                           7,110          9,777
  Interest income                                                            1,973          3,744
  Other expense, net                                                           496          2,058


Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $2.5 million (11%) for the year ended 1995, from 1994. The increase resulted from $5.5 million in costs associated with the operation of AFG, a $1.1 million increase in Aeromil expenses due to higher operational expenses in the current year, a $0.4 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan, and a $0.2 million increase in accrued severances due to terminated employees of the Company, offset partially by a $2.5 million decrease in operating costs and repair and maintenance expenses due to the sale of the entire owned marine vessel portfolio and other equipment, a $0.6 million decrease in expenses absorbed by the Company for rental yard operations due to the sale of trailers in 1994 and 1995, a $0.7 million decrease in the provision for bad debts, and a $0.9 million decrease in compensation expenses booked in 1994 related to the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6).

Depreciation and amortization:

         Depreciation and amortization expense decreased $3.5 million (29%) for the year ended 1995, as compared to 1994. The decrease resulted from the reduction in depreciable equipment discussed in the operating lease revenue section.

Commissions:

         Commission expenses are incurred by the Company primarily in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Historically, commission costs related to the equipment growth funds have been expensed as incurred. Since syndication efforts related to EGF VII have ended, commission expense for the year ended December 31, 1995 decreased $3.8 million (73%) from 1994. Commission costs related to Fund I will be capitalized as part of the Company's investment in the Fund I program as equity is raised for Fund I and commissions are paid.

General and administrative:

         General and administrative expenses increased $0.2 million (2%) during the year ended 1995, compared to 1994. The increase resulted from a $0.4 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan and for severance pay to terminated employees of the Company, offset partially by a decrease in amortized fees booked in the prior year related to the Employee Stock Ownership Plan (ESOP).

Reduction in carrying value of certain assets:

As a result of the Company's continuing analysis of its transportation equipment portfolio, adjustments totaling $1.2 million were made to the estimated net realizable value of certain aircraft in 1995. In 1994, adjustments totaling $4.2 million were made to the estimated net realizable value of certain equipment, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and one marine vessel ($0.7 million).

Interest expense:

         Interest expense decreased $2.7 million (27%) during the year ended 1995, compared to 1994, due to the reduction in senior and subordinated debt levels in 1995 from 1994, partially offset by increased interest rates.

Interest income:

         Interest income decreased $1.8 million (47%) in the year ended December 31, 1995, compared to 1994 from a reduction in interest income earned on the ESOP cash collateral account which existed prior to the ESOP's termination at the end of 1994.

     During 1994, the Company elected to adopt SOP 93-6 which had a significant impact on the Company's presentation of interest income, income taxes, and preferred dividends. SOP 93-6 required the change in accounting principle to be reflected as of January 1, 1994 (refer to Note 14 to the Financial Statements).

Other expense, net:

         Other expense, net was $0.5 million in the year ended December 31, 1995 due mainly to loan fees of $1.1 million related to the early retirement of $11.5 million of the Company's subordinated debt, offset partially by collection of an account receivable from a previously bankrupt debtor. For 1994, other expense, net of $2.1 million, was due to the write-off of unamortized loan fees related to the termination of the Company's ESOP and a reduction in the carrying value of certain marketable securities.

Income taxes:

For the year ended December 31, 1995, the provision for income taxes was $1.8 million, which represented an effective rate of 23%. For 1994, the $4.1 million tax benefit reflected the benefit for the Company's losses and the tax benefit on the ESOP dividend.

Cumulative effect of accounting change:

         The adoption of SOP 93-6 in 1994 resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statements of Operations.

Net income (loss):

         As a result of the foregoing, year ended 1995 net income was $6.0 million resulting in net income per common share of $0.51. For the year ended 1994, net loss was $6.6 million. In addition, $2.4 million was required in 1994 for the imputed preferred dividend allocated to ESOP shares, resulting in a $9.1 million net loss to common shareholders, or a $0.73 loss per common share outstanding.


Comparison of the Company's Operating Results for the Years Ended December 31, 1994 and 1993

The following analysis reviews the operating results of the Company:

Revenue:

                                                                   1994           1993
                                                               ----------------------------
                                                                     (in thousands)

  Operating leases                                              $  28,748      $  34,054
  Management fees                                                  11,189         10,822
  Partnership interests and other fees                              3,101          3,838
  Acquisition and lease negotiation fees                            4,223          9,697
  Commissions                                                       4,939          8,178
  Aircraft brokerage and services                                   4,624             --
  Gain (loss) on the sale or disposition of assets, net              (164)         2,350
  Other                                                             1,302            713
                                                               ----------------------------
    Total revenues                                              $  57,962      $  69,652


Total revenues of $58.0 million for the year ended December 31, 1994, decreased from $69.7 million in 1993. Each component is explained below.

Operating lease revenue:

                                                                            1994           1993
                                                                        ----------------------------
                                                                              (in thousands)
  By equipment type:
    Trailers                                                             $  14,268      $  15,778
    Aircraft                                                                 9,319         10,155
    Marine vessels                                                           3,211          5,028
    Marine containers                                                          941          1,375
    Storage vaults                                                             749            726
    Railcars                                                                   260            992
                                                                        ----------------------------
                                                                         $  28,748      $  34,054

As of December 31, 1994, the Company owned $177.7 million of transportation equipment, which was $28.1 million less than the original cost of equipment owned at December 31, 1993. The reduction in equipment is a consequence of the Company's strategic decision to dispose of certain assets resulting in a 51% net reduction in its marine vessel fleet, a 21% net reduction in its marine container portfolio, an 11% net reduction in its aircraft portfolio, and a 5% net reduction in its trailer portfolio, compared to 1993.

     The reduction in equipment available for lease and lower utilization rates are the primary reasons marine vessel, trailer, marine container, aircraft, and railcar revenue were all reduced as compared to the prior year.

Management fees:

                                                                                                            Year
                                                                                                         Liquidation
                                                                            1994           1993         Phase Begins
                                                                        ------------------------------------------------
                                                                              (in thousands)
  Management fees by fund were:

  EGF I                                                                  $   1,482      $   1,670            1998
  EGF II                                                                     1,153          1,503            1999
  EGF III                                                                    1,788          2,013            2000
  EGF IV                                                                     1,183          1,380            1999
  EGF V                                                                      2,097          1,953            2000
  EGF VI                                                                     1,760            967            2002
  EGF VII                                                                      500             34            2003
  Other programs                                                             1,226          1,302            --
                                                                        --------------------------
                                                                         $  11,189      $  10,822

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

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. These revenues decreased $0.1 million during 1994 as compared to 1993 as a result of reduced net earnings and distribution levels in the affiliated partnerships. Residual interest income decreased $0.6 million in 1994 from 1993 as a result of decreased equipment acquisitions for the affiliated partnerships.

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

Aircraft brokerage and services:

Aircraft brokerage and services revenue represents revenue earned by Aeromil, the Company's aircraft leasing and spare parts brokerage subsidiary.

Gain (loss) on the sale or disposition of assets, net:

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

Costs, Expenses, and Other:

                                                                            1994           1993
                                                                        ----------------------------
                                                                              (in thousands)

  Operations support                                                     $  23,510      $  20,074
  Depreciation and amortization                                             12,135         12,236
  Commissions                                                                5,192          8,849
  General and administrative                                                10,366         10,867
  Reduction in carrying value of certain assets                              4,247          2,221
  Interest expense                                                           9,777         12,573
  Interest income                                                            3,744          5,231
  Other expense, net                                                         2,058            326


Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $3.4 million (17%) for the year ended December 31, 1994 from 1993. The increase resulted from $4.2 million in costs associated with the operation of Aeromil and a $0.5 million increase in the provision for bad debts. This was offset by lower equipment operation costs resulting from the reduction in the equipment portfolio and lower professional service costs.

Depreciation and amortization:

Depreciation and amortization expense decreased $0.1 million (1%) for the year ended December 31, 1994, as compared to the year ended December 31, 1993. The decrease resulted from the reduction in depreciable equipment offset partially by the increase in depreciation expense on one marine vessel and certain aircraft to reflect estimated net realizable values.

Commissions:

Commission expenses are incurred by the Company primarily in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission costs related to the equipment growth funds are expensed as incurred. Commission expenses for 1994 decreased $3.7 million (41%) from 1993. The reduction is the result of a decrease in syndicated equity raised for the equipment growth funds in 1994 versus 1993.

General and administrative:

General and administrative expenses decreased $0.5 million (5%) during 1994, compared to 1993. The decrease resulted principally from a decrease in professional service costs.

Reduction in carrying value of certain assets:

In 1994, as part of the Company's analysis of asset performance, the Company recorded adjustments to the estimated net realizable values of certain equipment totaling $4.2 million, consisting of adjustments to certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), marine containers ($0.1 million), and one marine vessel ($0.7 million). In 1993, the Company adjusted the value of certain equipment to its estimated net realizable value by $2.2 million, including adjustments to marine containers ($0.9 million), trailers ($0.7 million), railcars ($0.4 million), and aircraft ($0.2 million).

Interest expense:

Interest expense decreased $2.8 million (22%) during the year ended December 31, 1994, compared with 1993, as a result of reduced debt levels, partially offset by increased interest rates.

Interest income:

During 1994, the Company elected to adopt SOP 93-6 which had a significant impact on the Company's presentation of interest income, income taxes, and preferred dividends. SOP 93-6 required the change in accounting principle to be reflected as of January 1, 1994 (refer to Note 14 to the Financial Statements).

     Interest income decreased $1.5 million (28%) in 1994, compared to 1993. The reduced interest income resulted from the adoption of SOP 93-6 which eliminated the recognition of interest income on the Company's internal loan to the ESOP.

Other expense, net:

The increased expense in 1994 resulted from a $2.3 million write-off of unamortized loan fees related to the termination of the Company's ESOP. Included in the 1993 expense was a $0.7 million charge from accelerating certain expenses related to the Company's interest rate swap agreement, required by the decision to repay the existing senior loan.

Income taxes:

The $4.1 million benefit for income taxes in 1994 reflects the impact of the Company's loss before income taxes and the entire tax benefit of the ESOP dividend. Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109), and the Company's previous method of accounting for the ESOP, the ESOP tax benefit was allocated between the tax provision (benefit for dividend on allocated shares) and the ESOP dividend (benefit for dividend on unallocated shares). With the Company's adoption of SOP 93-6, the tax benefit for the dividend on all ESOP shares is reflected as a benefit in the provision for income tax. The corresponding effective rate for the 1994 income tax benefit is 73%. For 1993, the Company's provision for income taxes was $1.5 million, which represented an effective rate of 19%, and included only the tax benefit of the preferred dividend imputed on unallocated ESOP shares.

Cumulative effect of accounting change:

The adoption of SOP 93-6 also resulted in a noncash charge to earnings of $5.1 million for the impact of the change in accounting principle and is reflected as the "Cumulative effect of accounting change" in the Consolidated Statement of Operations.

Net (loss) income:

As a result of the foregoing, the 1994 net loss was $6.6 million. In addition, $2.4 million was required for the imputed preferred dividend on allocated ESOP shares, resulting in a net loss to common shares of $9.1 million, with a per share net loss to common shareholders of $0.73. In comparison, for 1993, net income was $6.3 million and net income available to common shareholders was $1.4 million, or $0.14 per common share.

Liquidity and Capital Resources

Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

     Liquidity  beyond  1995 will  depend,  in part,  on cash flow  provided  by continued remarketing of the equipment portfolio at similar lease rates, effectiveness of cost control programs, additional equipment sales, and originating and placing equipment leases with institutional investors. Uses of cash in the short term will be funding the costs of offering of Fund I and originating equipment leases for the Company's account that will be financed through a securitization facility. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(a)  Debt Financing:

Senior Debt: On June 30, 1994, the Company closed a $45.0 million senior loan facility with a syndicate of insurance companies and repaid the prior bank facility. The Company has pledged substantially all of its equipment as collateral to the loan facility. The facility provides that equipment sale proceeds from pledged equipment or cash deposits will be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through March 31, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through termination of the loan in June 2001.

     In December 1994, the Company repaid $10.0 million of its senior debt through the use of cash collateral from the sale of pledged equipment.

Subordinated Debt: In December 1995, the Company used existing cash to prepay $11.5 million of its subordinated debt and incurred prepayment penalties of approximately $1.1 million. Although the Company's liquidity has been negatively impacted in the short term, subsequent cash flow increases will result due to reduced interest costs of approximately $2.2 million from now until the end of the subordinated debt term in February 1999. In July and October 1994, the Company repaid $3.0 million and $5.0 million of its subordinated debt, respectively, at a discount of $0.7 million in the aggregate.

Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or sale to third parties have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on September 27, 1995. The amendment extended the facility until September 30, 1996, and provides for a $5.0 million letter of credit as part of the $25.0 million facility.

     This facility, which is shared with EGFs II, III, IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of March 25, 1996, the Company had $10.5 million of outstanding borrowings while the EGFs and Fund I had no borrowings outstanding under this facility.

Securitization Facility: The Company entered into a securitization facility on July 1, 1995, which makes available for one year up to $80 million on a non-recourse basis to be secured primarily by finance type leases with terms of generally four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt is expected to bear interest equivalent to average U.S. treasuries plus 1%. As of December 31, 1995, there were no borrowings on this facility.

(b)  Employee Stock Ownership Plan:

The Company terminated its ESOP effective December 31, 1994, and the ESOP debt was repaid in full by offsetting the debt with the restricted cash equivalents and restricted marketable securities that served as collateral for the loan ($43.3 million). The Company has eliminated annual interest expense of approximately $2.0 million and preferred dividends of $7.0 million.

(c)  Equipment Leasing Activities:

Over the last two years, the Company has downsized its owned equipment portfolio, through the sale or disposal of underperforming and nonperforming assets, in an effort to strengthen the future performance of the portfolio. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

    During 1995, the Company generated proceeds of $12.0 million from the sale of equipment for lease. These net proceeds were placed in a collateral account as required by the senior secured term loan agreement. In March 1995, the lender consented to the Company's request to release from the cash collateral account $10.8 million in funds relating primarily to 1994 asset sales. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

     The Company, through its AFG subsidiary, originates leases it will either sell to institutional investors and earn certain fees or retain using financing from the securitization facility. The retained leases will require cash to complete the purchase of the leased equipment placed in the securitization facility. This will negatively impact liquidity over the next several years.

(d)  Syndication Activities:

The Company earned fees from syndication activities related to EGF VII through April of 1995. Total equity raised for this partnership was $107.4 million from inception through April 30, 1995 when the program closed. There will be no additional equity raised for this partnership.

         The   overall   limited   partnership   syndication   market  has  been
contracting. The Company's management is concerned with the continued contraction of the equipment leasing syndication market and its effect on the volume of partnership equity that can be raised. The Company's newly registered and currently marketed no front-end fee syndication product (Fund I) was developed to capture a larger share of the syndication market. The no front-end fee structure of Fund I requires the Company to pay offering and organizational costs, including broker-dealer commissions, as syndicated equity is raised. In previous investor programs sponsored by the Company, most offering and organizational expenses were reimbursed to the Company. Since May 1995 through December 31, 1995, Fund I raised $62.9 million in equity investment from the public. This is 118% higher than the equity raised for EGF VII during the same period of 1994. Though the Company receives a higher share of Fund I distributions versus its share of equipment growth fund program distributions, the front-end investments required by the Company in the form of expense payments on behalf of Fund I will negatively impact the Company's liquidity during the investment phase of the program.

         Management believes that through debt and equity financing, possible sales of transportation equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

     Inflation

     There was no significant impact on the Company's operations as a result of inflation during 1995, 1994, or 1993.

New Accounting Pronouncements

For discussion of the impact of new accounting pronouncements refer to Note 1 to the Financial Statements.

Trends

The Company continues to seek opportunities for new businesses, markets, and acquisitions. During 1995, the Company entered into an agreement with American Finance Group, L.P. (AFG L.P.) to form a new subsidiary of the Company, American Finance Group (AFG), to assume the lease origination and servicing operations, the rights to manage a significant offshore investment program, and certain furniture, computers, and software of AFG, L.P. In the future, the Company intends for AFG to originate and manage primarily finance-type lease transactions on new equipment under a securitization facility for the Company's own account or sold to unaffiliated investment program investors.

     As part of the Company's strategic decision to reduce the size of its owned equipment portfolio, the Company sold $57.1 million (of which $34.9 million was included in assets held for sale as of December 31, 1994), based on original cost, of its owned equipment in 1995, and the Company expects to continue to sell equipment in 1996 and beyond. As a result of the reduction in owned equipment, the Company's operating lease revenues are expected to continue to decrease as well as the associated depreciation, operating, and repair and maintenance costs. However, the Company has used the proceeds from equipment sales and cash from operations to significantly reduce senior and subordinated outstanding indebtedness by $31.0 million over the last two years, resulting in reduced interest costs. The impact of the $11.5 million reduction in subordinated debt levels that occurred in the fourth quarter of 1995, is expected to result in reduced interest costs of $2.2 million from now until the end of the subordinated debt term in March 1999. Additionally, the Company has conducted a review of existing operations to identify areas for productivity improvements, process streamlining, and other cost savings currently being implemented with the intent of reducing operations support and general and administrative expenses in the future.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this report. See
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Company proxy statement will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth under "Identification of Directors and Officers," "Compensation of Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management" in such proxy statement is incorporated herein by reference for Items 10, 11 and 12, above.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

    (1) The consolidated financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

    (2)      Exhibits are listed at item (c), below.

(b)  Reports on Form 8-K Filed in Last Quarter of 1995

    December 19, 1995 - Announcement regarding the Company's retirement of $11.5 million of subordinated debt and the commencement of a $5.0 million stock repurchase program.

(c)  Exhibits

3.1 Certificate of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

3.2 Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

10.1 $45,000,000 Senior Secured Note Agreement, dated as of June 30, 1994, as amended, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 1995.

10.2 $23,000,000 Subordinated Note Agreement, dated as of January 15, 1989, as amended, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

10.3 Amended and Restated Warehousing Credit Agreement, dated as of September 27, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.4 Form of Employment contracts for executive officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.5 Rights Agreement, as amended, filed with Forms 8-K, on March 12, 1989, August 12, 1991, and January 23, 1993, and
                   incorporated herein by reference.

10.6 Directors' 1992 Non-qualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.7 Form of Company Non-qualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.8 Directors' 1995 Non-qualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 1995.

10.9 Form of Executive Deferred Compensation Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.10 Asset Purchase Agreement, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.11 Pooling and Servicing Agreement and Indenture of Trust, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.12 Office Lease for premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

10.13 Ninth Amendment to Subordinated Note Agreement, dated as of November 15, 1995

10.14 Tenth Amendment to Subordinated Note Agreement, dated as of February 10, 1996.

10.15 Fourth Amendment to Senior Secured Note Agreement, dated as of February 10, 1996.

11.                Statement regarding computation of per share earnings.

21.                Subsidiaries of the Company.

23.                Consents of Independent Auditors.

24.                Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 25, 1996                              PLM International, Inc.



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





  /s/ J. Michael Allgood            Vice President and          March 25, 1996
  -----------------------
  J. Michael Allgood                Chief Financial Officer


  *                                 Director, Executive         March 25, 1996
  ------------------------
  Allen V. Hirsch                   Vice President


  *                                 Director                    March 25, 1996
  ------------------------
  Walter E. Hoadley


  *                                 Director                    March 25, 1996
  -----------------------
  J. Alec Merriam


  *                                 Director                    March 25, 1996
  ------------------------
  Robert L. Pagel


  *                                 Director                    March 25, 1996
  ------------------------
  Harold R. Somerset

  *                                 Director, President and     March 25, 1996
  ------------------------
  Robert N. Tidball                 Chief Executive Officer

  * Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                            /s/ Stephen Peary
                                                            -------------------
                                                            Stephen Peary
                                                            Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))




Description                                                    Page

Independent Auditors' Report                                    26

Consolidated Statements of Operations for Years Ended
  December 31, 1995, 1994, and 1993                             27

Consolidated Balance Sheets as of December 31, 1995 and 1994    28

Consolidated Statements of Changes in Shareholders' Equity
  for Years Ended December 31, 1995, 1994, and 1993             29

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1995, 1994, and 1993                    30-31

Notes to Consolidated Financial Statements                   32-46





All schedules are omitted since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
PLM International, Inc.


We have audited the consolidated financial statements of PLM International, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 14 to the financial statements, the Company changed its method of accounting for its Employee Stock Ownership Plan in 1994.





/S/ KPMG PEAT MARWICK
SAN FRANCISCO, CALIFORNIA
MARCH 25, 1996

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
                    (in thousands, except per share amounts)



                                                                            1995           1994          1993
                                                                        ------------------------------------------
  Revenues:
    Operating leases (Notes 1 and 6)                                     $  23,919      $  28,748      $ 34,054
    Management fees (Notes 1 and 5)                                         11,197         11,189        10,822
    Partnership interests and other fees (Notes 1 and 5)                     4,978          3,101         3,838
    Acquisition and lease negotiation fees (Notes 1 and 5)                   6,659          4,223         9,697
    Commissions (Notes 1 and 5)                                              1,322          4,939         8,178
    Aircraft brokerage and services                                          5,022          4,624            --
    Gain (loss) on the sale or disposition of assets, net                    6,090           (164)        2,350
    Other                                                                    2,064          1,302           713
                                                                        ------------------------------------------
      Total revenues                                                        61,251         57,962        69,652

  Costs and expenses:
    Operations support (Note 15)                                            26,001         23,510        20,074
    Depreciation and amortization (Note 1)                                   8,616         12,135        12,236
    Commissions                                                              1,416          5,192         8,849
    General and administrative (Note 13)                                    10,539         10,366        10,867
    Reduction in carrying value of certain assets (Note 1)                   1,178          4,247         2,221
                                                                        ------------------------------------------
      Total costs and expenses                                              47,750         55,450        54,247
                                                                        ------------------------------------------

  Operating income                                                          13,501          2,512        15,405

  Interest expense                                                           7,110          9,777        12,573
  Interest income                                                            1,973          3,744         5,231
  Other expense, net                                                           496          2,058           326
                                                                        ------------------------------------------
  Income (loss) before income taxes                                          7,868         (5,579)        7,737

  Provision for (benefit from) income taxes (Notes 1 and 12)                 1,820         (4,068)        1,455
                                                                        ------------------------------------------

  Net income (loss) before cumulative effect of
    accounting change                                                        6,048         (1,511)        6,282

  Cumulative effect of accounting change (Note 14)                              --         (5,130)           --
                                                                        ------------------------------------------

  Net income (loss)                                                          6,048         (6,641)        6,282

  Preferred dividend imputed on allocated shares                                --          2,430         1,364
  Preferred dividend imputed on unallocated shares
    (net of $2,182 income tax benefit for 1993)                                 --             --         3,486
                                                                        ------------------------------------------

  Net income (loss) to common shares                                     $   6,048      $  (9,071)     $  1,432
                                                                        ==========================================

  Earnings (loss) per common share outstanding (Note 1)                  $    0.51      $   (0.73)     $   0.14
                                                                        ==========================================










                             See  accompanying   notes  to  these   consolidated
financial statements.

                                                   PLM INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                     As of December 31,
                                                       (in thousands)


                                                           ASSETS
                                                                                              1995            1994
                                                                                          -----------------------------

  Cash and cash equivalents (Note 1)                                                       $   13,764      $   16,131
  Receivables                                                                                   4,931           5,747
  Receivables from affiliates (Notes 1 and 5)                                                   8,690           7,001
  Assets held for sale (Note 4)                                                                   719          17,644
  Equity interest in affiliates (Notes 1 and 5)                                                28,208          18,374
  Transportation equipment held for operating lease (Notes 1 and 6)                           119,608         141,836
    Less accumulated depreciation (Note 1)                                                    (68,290)        (77,744)
                                                                                          -----------------------------
                                                                                               51,318          64,092
  Restricted cash (Notes 1 and 7)                                                              10,621           1,409
  Other                                                                                         7,962           9,974
                                                                                          =============================
      Total assets                                                                         $  126,213      $  140,372
                                                                                          =============================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Short-term secured debt (Note 8)                                                       $       --      $    6,404
    Senior secured debt (Note 9)                                                               35,000          35,000
    Other secured debt (Note 9)                                                                 1,353           2,119
    Subordinated debt (Note 10)                                                                11,500          23,000
    Payables and other liabilities                                                             13,884          11,589
    Deferred income taxes (Note 12)                                                            15,493          16,165
                                                                                          -----------------------------
      Total liabilities                                                                        77,230          94,277

  Commitments and contingencies (Note 13)

  Minority interest (Note 2)                                                                      363             400

  Shareholders' Equity:
    Common stock,  $0.01 par value,  50,000,000  shares  authorized,  10,833,161 shares issued and outstanding at December 31, 1995, and 11,699,673  shares issued and  outstanding  at December  31, 1994  (excluding  1,753,230  and
      871,057 held in treasury
      at December 31, 1995 and 1994, respectively) (Note 14)                                      117             117
  Paid-in capital, in excess of par (Note 14)                                                  77,743          77,699
  Treasury stock (Note 14)                                                                     (5,931)         (2,831)
                                                                                          -----------------------------
                                                                                               71,929          74,985
  Accumulated deficit                                                                         (23,309)        (29,290)
                                                                                          -----------------------------
      Total shareholders' equity                                                               48,620          45,695
                                                                                          =============================
      Total liabilities and shareholders' equity                                           $  126,213      $  140,372
                                                                                          =============================











                  See accompanying notes to these consolidated
                             financial statements.



                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994, and 1993
                                 (in thousands)

                                                             Loan to
                                                             Employee              Common Stock
                                                                        ---------------------------------
                                              Preferred       Stock                 Paid-in               Retained
                                              Stock at      Ownership              Capital in             Earnings       Total
                                               Paid-in         Plan         At      Excess     Treasury  Accumulated  Shareholders'
                                               Amount         (ESOP)       Par      of Par      Stock     Deficit        Equity
                                            ---------------------------------------------------------------------------------------
Balances, December 31, 1992                    $ 63,644    $(55,393)   $    109   $ 55,482   $   --      $(19,123)     $ 44,719
Net income                                                                                                  6,282         6,282
Dividend paid on ESOP convertible
  preferred shares (net of tax effect)                                                                     (4,850)       (4,850)
Conversion of preferred stock                       (75)                                75                                   --
Principal payments of ESOP loan                               5,113                                                       5,113
Purchase of treasury shares                                                                      (131)                     (131)
                                               ---------------------------------------------------------------------------------
Balances, December 31, 1993                      63,569     (50,280)        109     55,557       (131)    (17,691)       51,133

Net loss                                                                                                   (6,641)       (6,641)
Cumulative effect of change in
  accounting on unearned compensation                         7,130                                                       7,130
Common stock repurchase                                                                        (2,997)                   (2,997)
Conversion of preferred stock                      (192)                               161         31                        --
Allocation of shares                             (4,091)      6,044                                                       1,953
Current year imputed dividend on
  allocated ESOP shares                                                                                    (2,430)       (2,430)
Prior year preferred dividend not
  charged to equity until paid                                                                             (2,565)       (2,565)
Cancellation of preferred stock and
  issuance of common stock upon
  termination of ESOP                           (59,286)     37,106           8     21,906        266                        --
Exercise of stock options                                                               75                                   75
Translation gain                                                                                               37            37
                                               ---------------------------------------------------------------------------------
Balances, December 31, 1994                          --          --         117     77,699     (2,831)    (29,290)       45,695

Net income                                                                                                  6,048         6,048
Common stock repurchases                                                                       (3,100)                   (3,100)
Exercise of stock options                                                               44                                   44
Translation loss                                                                                              (67)          (67)
                                               ==================================================================================
Balances, December 31, 1995                      $   --      $   --     $    117  $ 77,743   $ (5,931)   $(23,309)     $ 48,620
                                               ==================================================================================

       See accompanying notes to these consolidated financial statements.




                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (in thousands)

                                                                            1995            1994           1993
                                                                        --------------------------------------------
  Operating activities:
    Net income (loss)                                                    $   6,048       $  (6,641)     $   6,282
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                                          8,616          12,135         12,236
      Cumulative effect of accounting change                                    --           5,130             --
      Restructuring adjustments and revaluation of assets                    1,178           4,247          2,221
      Foreign currency translations                                            (67)             37             --
      Decrease in deferred income taxes                                       (672)         (3,342)        (2,700)
      Compensation expense for ESOP, net                                        --            (477)            --
      (Gain) loss on the sale or disposition of assets, net                 (6,090)            164         (2,928)
      Undistributed residual value interests                                  (343)            728            286
      Minority interest in net income (loss) of subsidiaries                   (37)             64             --
      Increase (decrease) in payables and other liabilities                  2,839          (6,760)         3,135
      (Increase) decrease in receivables and receivables
        from affiliates                                                     (1,825)          4,132         (2,177)
      Cash distributions from affiliates in excess of
        income accrued                                                         985             675            373
      (Increase) decrease in other assets                                   (1,807)          1,844          1,165
      Purchase of equipment for lease                                       (7,896)         (3,083)        (1,535)
      Proceeds from the sale of equipment for lease                         11,998          14,609         26,912
      Purchase of assets held for sale                                     (38,034)        (28,261)       (18,105)
      Proceeds from sale of assets held for sale                            55,362          19,886         18,105
      Financing of assets held for sale to affiliates                       18,620           9,357         14,404
      Repayment of financing for assets held for sale
        to affiliates                                                      (25,024)         (2,953)       (14,404)
                                                                        --------------------------------------------
          Net cash provided by operating activities                         23,851          21,491         43,270

  Investing activities:
    Investment in affiliates                                               (10,477)           (311)          (541)
    Proceeds from the disposition of residual options and
      other investments                                                      2,059              90            365
    Proceeds from the sale of leveraged leased assets                        4,530              --             --
    Purchase of residual option                                               (200)             --             --
    (Increase) decrease in restricted cash and
      cash equivalents                                                      (9,212)        (17,106)         9,541
    Purchase of restricted marketable securities                                --         (19,552)       (84,299)
    Proceeds from the maturity and sale of restricted
      marketable securities                                                     --          43,485         86,343
    Acquisition of subsidiary net of cash acquired                              --          (1,013)            --
                                                                        --------------------------------------------
          Net cash (used in) provided by investing activities              (13,300)          5,593         11,409


                                                           (continued)




                  See accompanying notes to these consolidated
                             financial statements.



                                                     PLM INTERNATIONAL, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Years Ended December 31,
                                                         (in thousands)


                                                                            1995            1994           1993
                                                                        --------------------------------------------
  Financing activities:
    Proceeds from long-term equipment loans                                    779          45,138             --
    Principal payments under loans                                         (11,569)        (71,515)       (42,351)
    Principal payments under leveraged ESOP loan                                --              --          5,113
    Cash dividends paid on preferred stock                                      --          (9,436)        (7,032)
    Payments received from ESOP trustee                                        928           8,097             --
    Repurchase of treasury stock                                            (3,100)         (2,997)          (131)
    Proceeds from exercise of stock options                                     44              75             --
                                                                        --------------------------------------------
          Net cash used in financing activities                            (12,918)        (30,638)       (44,401)
                                                                        --------------------------------------------

    Net (decrease) increase in cash and cash equivalents                    (2,367)         (3,554)        10,278
    Cash and cash equivalents at beginning of year                          16,131          19,685          9,407
                                                                        ============================================
    Cash and cash equivalents at end of year                             $  13,764       $  16,131      $  19,685
                                                                        ============================================

  Supplementary schedule - net cash paid for:

    Interest                                                             $   6,371       $  10,231      $  10,852
                                                                        ============================================

    Income taxes                                                         $     603       $   4,009      $     626
                                                                        ============================================






























                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in shareholders' equity, and cash flows of PLM International, Inc. and its wholly and majority-owned subsidiaries (PLM International or the Company). PLM International and its consolidated group began operations on February 1, 1988. All intercompany transactions among the consolidated group have been eliminated.

     PLM International is a diversified equipment leasing and management company providing services to transportation, industrial, and commercial companies. The Company specializes in creating equipment leasing solutions for domestic and international customers. PLM Financial Services, Inc., a wholly-owned subsidiary, is the leading sponsor of diversified equipment leasing programs for investors.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Lease Operations

PLM International's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     The Company's operations are predominately U.S. based with the exception of the aircraft brokerage and services operations in Australia (Aeromil) (refer to Note 2). The Australian operations account for less than 10% of total revenues and income of the Company. Most of the Company's equipment lessees are U.S. companies, and with the exception of Aeromil lessees, its operating lease revenues are paid in U.S. dollars.

Transportation Equipment

Transportation equipment held for operating leases is stated at the lower of depreciated cost or estimated net realizable value. Depreciation is computed on the straight-line method down to its estimated salvage value utilizing the following estimated useful lives (in years): aircraft 8-20; trailers 8-18; marine containers 10-15; railcars 15-18; and storage vaults 15. Salvage value is 15% of original equipment cost.

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenues plus residual values are lower than the carrying value of the equipment, a loss on revaluation is recorded ($1.2 million in 1995, $4.2 million in 1994, and $2.2 million in 1993). The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale, is held for sale to an affiliated partnership, or is being marketed for sale by the Company's aircraft leasing and spare parts brokerage subsidiary. Transportation equipment held for sale is valued at the lower of depreciated cost or estimated net realizable value.

     Except for trailers and storage vaults at the Company's per-diem rental yards, maintenance costs are usually the obligation of the lessee. If not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines and frames, escrow accounts are prefunded by the lessees. The escrow accounts are included in the consolidated balance sheet as restricted cash and other liabilities. Repairs and maintenance expense was $3.5 million, $4.2 million, and $4.4 million for 1995, 1994, and 1993, respectively.

Investment  in  and  Management  of  Equipment   Growth  Funds,   Other  Limited
Partnerships, and Private Placements

The Company earns revenues in connection with the organization, marketing, and management of limited partnerships and private placement programs. Placement fees and commissions, representing approximately 9% of equity raised for the equipment growth funds, were generally earned upon the purchase by investors of partnership units. Equipment acquisition, lease negotiation, and debt placement fees were generally earned through the purchase, initial lease, and financing of equipment, and were generally recognized as revenue when the Company completed substantially all of the services required to earn the fees, generally when binding commitment agreements were signed.

     Management fees are earned for managing the equipment portfolio and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

     As compensation for organizing a partnership, the Company is generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program for which PLM Financial Services, Inc. (FSI) is the general partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

     The Company also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership's equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in other fees at the present value of the Company's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on the Company's residual value interests is not accreted over the holding period. The Company reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, all distributions received by the Company will be treated as recoveries of its equity interest in the partnership.

     In accordance with certain investment program and partnership agreements, the Company receives reimbursement for organization and offering costs incurred during the offering period. The reimbursement is generally between 1.5% and 3.0% of equity raised. The investment program reimburses the Company ratably over the offering period of the investment program based on equity raised. In the event organizational and offering costs incurred by the Company, as defined by the partnership agreement, exceed amounts allowed, the excess costs are capitalized as an additional investment in the related partnership and amortized over the estimated life of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Companies

During the year ended December 31, 1995, Professional Lease Management Income Fund I, L.L.C. (Fund I) was formed as a new investor program. FSI serves as the Manager for the new program. This product, a limited liability company with a no front-end fee structure, began syndication in the first quarter of 1995. There is no compensation paid to the Company for organization of Fund I, raising equity, acquisition of equipment, or negotiation of initial leases. The Company is funding the cost of organization, syndication, and offering and is treating this as its investment in Fund I. The Company will amortize its investment in Fund I over the life of the program. In return for its investment, the Company is generally entitled to a 15% interest in the cash distributions and earnings of Fund I subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The
Company is entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services it provides. The Company also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of Fund I's equipment portfolio.

Earnings (Loss) Per Common Share

The total common shares outstanding at December 31, 1995, were 10,833,161, a decrease from 11,699,673 outstanding at December 31, 1994. Primary earnings
(loss) per common share is computed by dividing net income (loss) to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the years ended 1995, 1994, and 1993 were 11,795,116, 12,373,616, and 10,589,032, respectively.

     Fully diluted earnings (loss) per common share is anti-dilutive or substantially the same as primary earnings (loss) per common share for each period reported on and, therefore, is not reported separately.

Income Taxes

As of January 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 continues to require the same liability method of accounting for income taxes as under SFAS No. 96. No additional tax assets were recorded and no valuation allowances or additional liability was required upon adoption of SFAS No. 109. As permitted under adoption of SFAS 109, the Company has elected not to restate prior years' financial statements. The consolidated statement of operations for 1993 reflects the changes required in the presentation of the tax benefit from the preferred dividend imputed on unallocated shares for the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6) (refer to Note 14).

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

Intangibles

Intangibles are included in other assets on the balance sheet and consist primarily of goodwill related to acquisitions. Goodwill is being amortized over 10 to 15 years from the acquisition date. The Company annually reviews the valuation of goodwill based on projected future cash flows.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less to be cash equivalents.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

New Accounting Pronouncement

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard defines a fair-value-based method of accounting for stock-based compensation plans. However, the standard also allows measurement of compensation cost using the intrinsic-value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25). Companies that choose to retain APB 25 for measurement will be required to provide pro forma footnote disclosures effective for 1996 financial statements. The Company expects to continue recording stock-based compensation costs based on APB 25 and to provide the pro forma disclosures required under SFAS 123 beginning in 1996.

2.  ACQUISITION

In February 1994, the Company created a new subsidiary, Aeromil Holdings, Inc., to complete the purchase of Aeromil Australia Pty. Ltd., Yoder Holdings Pty. Ltd., Austin Aero FBO Ltd., TNPL, Inc., and a 50% interest in Aeromech Pty. Ltd. (Aeromil). Aeromil Holdings, Inc. purchased an 80% interest in Aeromil for $1,237,000 in cash. Aeromil is one of Australia's largest aircraft dealers specializing in local and international marketing and brokerage of corporate, commuter, and commercial aircraft and aircraft spare parts. The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired in the Aeromil transaction, in the amount of $0.6 million, has been recorded as goodwill to be amortized on a straight-line basis over ten years. The portion of Aeromil not owned by PLM International is shown as minority interest on the balance sheet (refer to Note
18).

     In October 1995, the Company entered into an agreement with the 50% partners in Aeromech, Pty. Ltd. to sell the Company's 50% interest to the partners. A small gain on sale was recorded in relation to this transaction.

3.  MANAGEMENT AGREEMENT

In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held American Finance Group, L.P. (AFG, L.P.). During 1995, the Company provided management services for investor programs of AFG, L.P. for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of AFG, L.P.'s investor programs. The modified agreement allowed the Company to assume the lease origination and servicing operations, the rights to manage a significant offshore investment program and certain furniture, computers, and software of AFG, L.P. In the future, AFG will originate and manage lease transactions on new equipment that will be financed by a securitization facility for the Company's own account or sold to the offshore investment program or other investors.

4.  ASSETS HELD FOR SALE

At December 31, 1995, assets held for sale included 1 marine container and 69 railcars, subject to pending contracts for sale, with an aggregate net book value of $0.7 million. At December 31, 1994, assets held for sale included 2 commercial aircraft, 1 helicopter, 11 railcars, and 1 marine vessel, all subject to pending contracts for sale with an aggregate net book value of $9.2 million, $8.0 million in railcars held for sale to one or more affiliated partnerships, and $0.4 million in aircraft inventory held for sale to third parties by the Company's aircraft brokerage and services subsidiary.

5.  EQUITY INTEREST IN AFFILIATES

FSI, a wholly-owned subsidiary of the Company, is the general partner in 23 limited partnerships and generally holds an equity interest in each ranging from 1% to 5%. Net earnings and distributions of the partnerships are generally allocated 99% to the limited partners and 1% to the general partner, except for PLM Equipment Growth Funds (EGFs) II, III, IV, V, VI, and PLM Equipment Growth and Income Fund VII (EGF VII), which are allocated 95% to the limited partners and 5% to the general partner.

     FSI is the manager of Fund I and is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

     Summarized  combined  financial  data  for  these  affiliates,   reflecting
straight-line depreciation, is as follows (in thousands and unaudited):

  Financial position at December 31,:                                                       1995            1994
                                                                                        -----------------------------

    Cash and other assets                                                                $  88,619       $  85,686
    Transportation equipment and other assets,
      net of accumulated depreciation of $250,715
      in 1995 and $271,666 in 1994                                                         843,297         822,798
                                                                                        -----------------------------
        Total assets                                                                       931,916         908,484

    Less liabilities, primarily long-term financings                                       265,356         244,547
                                                                                        =============================
    Partners' equity                                                                     $ 666,560       $ 663,937
                                                                                        =============================

  PLM International's share thereof, which amounts are recorded as equity interest in affiliates:

  Equity interest                                                                        $  15,887       $   6,760
  Estimated residual value interests in equipment                                           12,321          11,614
                                                                                        =============================
  Equity interest in affiliates                                                          $  28,208       $  18,374
                                                                                        =============================


  Operating results for the years ended December 31,:                        1995           1994            1993
                                                                         ---------------------------------------------

    Revenue from equipment leases and other                              $   201,401      $  200,415      $  194,335
    Equipment depreciation                                                  (100,652)        (87,959)        (71,378)
    Other costs and expenses                                                 (88,944)        (83,460)        (82,977)
    Reduction in carrying value of certain assets                             (1,084)         (3,213)         (8,215)
                                                                         ----------------------------------------------
    Net income (before provision for (benefit from)
      income taxes)                                                      $    10,721      $   25,783      $   31,765
                                                                         ==============================================
    PLM International's share of partnership income,
      residual interests, and other fees                                 $     4,978      $    3,101      $    3,838
                                                                         ==============================================
    Distributions received and applied against
      PLM International's equity interest in affiliates                  $     4,590      $    4,110      $    4,089
                                                                         ==============================================


     Most of the limited partnership agreements contain provisions for special allocations of the partnerships' gross income. These special allocation provisions, in effect, allow the Company to record partnership income which reflects the cash distributions received from the partnerships.

     While none of the partners, including the general partner, are liable for partnership borrowings and while the general partner maintains insurance against liability for bodily injury, death, and property damage for which a partnership may be liable, the general partner may be contingently liable for non-debt claims against the partnership which exceed asset values.

6.  TRANSPORTATION EQUIPMENT HELD FOR OPERATING LEASE

Transportation equipment, at cost, held for operating lease at December 31, 1995, is represented by the following types (in thousands):

  Aircraft                                  $  53,122           44%
  Trailers                                     53,283           45%
  Marine containers                             4,528            4%
  Other                                         8,675            7%

     During the last three years, the Company has significantly downsized its equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     Periodically, the Company will purchase groups of assets whose ultimate ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on-lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the Company's knowledge and assessment of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references. During the year ended December 31, 1995, the Company realized $1.3 million of gains on sales of railcars and aircraft purchased by the Company as part of a group of assets.

     Future minimum rentals receivable under noncancelable leases at December 31, 1995 are approximately $5,092,000 in 1996; $2,435,000 in 1997; $1,748,000 in
1998;  $1,324,000  in 1999;  and  $92,000  in 2000.  In  addition,  per diem and contingent rentals consisting of utilization rate lease payments included in revenue amounted to approximately $13.0 million in 1995, $17.0 million in 1994, and $16.0 million in 1993. At December 31, 1995, the Company had committed approximately 89.7% of its trailer equipment to rental yard and per diem operations. Certain equipment owned by the Company is leased and operated internationally.

7.  RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions as per lease or loan agreements. Certain lease agreements, primarily for aircraft, require prepayments to the Company for periodic engine and air frame maintenance. The Company's senior debt agreement requires proceeds from the sale of pledged assets to be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 9).

8.  SHORT-TERM SECURED DEBT

The Company maintains a warehousing line of credit to be used to acquire assets on an interim basis for placement with affiliated partnerships.

     In September 1995, the Company amended its warehousing line of credit facility. The amendment extended the facility until September 30, 1996 and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility. This facility, which is shared by EGFs II, III, IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to a designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold purchased assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5%, at the option of the borrower at the time of the advance under the facility. As provided for in the program offering documents, the Company retains the difference between the net lease revenue earned and the carrying costs incurred during the interim holding period as the Company's capital is at risk. As of December 31, 1995, there were no borrowings on this facility by the Company, the EGFs, or Fund I. At December 31, 1994, the Company had borrowed $6.4 million and the EGFs and Fund I had no borrowings under the facility.

9.  LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following at December 31 (in thousands):

                                                                                             1995               1994
                                                                                          ------------------------------
  Senior Secured Debt:

  Institutional  debt, $25.0 million bearing interest at 9.78% and $10.0 million bearing  interest at LIBOR plus 2.75% per annum  (8.69% and 8.3% at December
    31, 1995 and 1994, respectively), interest due quarterly, principal payments due  quarterly  beginning  June 30,  1997  through  June  2001,  secured  by substantially all of the Company's  transportation-related  equipment assets and associated leases
    except those assets used as collateral for other secured debt                          $ 35,000          $  35,000

  Other Secured Debt:

  Notes payable,  bearing  interest from 8.25% to 11.25% due in varying  monthly principal and interest  installments through 2000, secured by equipment with a net book value
    of approximately $1.1 million at December 31, 1995                                        1,353              2,119
                                                                                          ------------------------------

  Total Secured Debt                                                                       $ 36,353          $  37,119
                                                                                          ==============================

     In June 1994, the Company closed a $45.0 million senior loan facility with a syndicate of insurance companies and repaid its then existing senior indebtedness. The facility provides that equipment sales proceeds or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. In December 1994, the Company utilized the balance in the cash collateral account to prepay $10.0 million of the fixed rate loan.

     The current institutional debt agreement contains financial covenants related to tangible net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met at December 31, 1995. In addition, there are restrictions on payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows, as defined.

     Scheduled principal payments on long-term secured debt are approximately (in thousands):

         1996  -   $     284
         1997  -       6,560
         1998  -       8,788
         1999  -       8,777
         2000  -       8,444
   thereafter  -       3,500
                  ===========
        Total  -   $  36,353
                  ===========

     The Company estimates, based on recent transactions, that the fair value of the $25.0 million fixed-rate portion of the 9.78% long-term senior debt is $26.3 million, and the fair value of the variable-rate portion of the long-term senior debt approximates its carrying value of $10.0 million.

10.  SUBORDINATED DEBT

The Company has outstanding certain senior unsecured subordinated notes, bearing interest at 11.55% payable monthly. At December 31, 1995, these notes totaled $11.5 million. The senior subordinated debt agreement contains certain financial covenants and other provisions, including an acceleration provision in the event that, under certain circumstances, a person or group obtains certain percentages of the voting stock of the Company or seeks to influence the voting on certain matters at a meeting of shareholders. In addition, extensions to the senior secured debt may cause payment of this debt to be delayed. Absent the aforementioned, principal payments due on subordinated debt in the next four years are $2,875,000 in 1996, $2,875,000 in 1997, $2,875,000 in 1998, and
$2,875,000 in 1999.

     The Company estimates, based on recent transactions, that the fair value of the $11.5 million fixed-rate subordinated debt is $11.9 million.

11.  SECURITIZATION FACILITY

The Company entered into a securitization facility on July 1, 1995 which makes available for one year up to $80 million on a non-recourse basis that will be secured primarily by finance-type leases which generally have terms of four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt is expected to bear interest equivalent to average U.S. treasuries plus 1%. As of December 31, 1995, there were no borrowings under this facility.

12.  INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands):

                                                      1995                                            1994
                                     ----------------------------------------        ----------------------------------------
                                       Federal        State         Total              Federal        State         Total
                                     ----------------------------------------        ----------------------------------------

  Current                             $  2,432      $     60      $   2,492           $   (734)     $     42      $    (692)
  Deferred                                (941)          269           (672)            (2,664)         (712)        (3,376)
                                     ========================================        ========================================
                                      $  1,491      $    329      $   1,820           $ (3,398)     $   (670)     $  (4,068)
                                     ========================================        ========================================

                                                      1993
                                     ----------------------------------------
                                       Federal        State         Total
                                     ----------------------------------------

  Current                             $  5,766      $     30      $   5,796
  Deferred                              (4,023)         (318)        (4,341)
                                     ========================================
                                      $  1,743      $   (288)     $   1,455
                                     ========================================

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed. Accordingly, the variances, if any, in classification from the amounts previously reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

     The difference between the effective rate and the expected Federal statutory rate is reconciled below:

                                                                                   1995            1994            1993
                                                                                 ------------------------------------------

  Federal statutory tax expense (benefit) rate                                       34%            (34)%           34%
  State income tax (benefit)                                                          3              (8)            (2)
  Federal tax credits                                                                --              --             (9)
  Benefit from preferred dividend to ESOP                                            --             (32)            (6)
  Other                                                                              (4)              1              2
  Tax adjustment related to ESOP termination                                        (10)             --             --
                                                                                 ------------------------------------------
    Effective tax expense (benefit) rate                                             23%            (73)%           19%
                                                                                 ==========================================


     Net operating loss carryforwards for federal income tax purposes amounted to $8,904,000 and $21,691,000 at December 31, 1995 and 1994, respectively. These net operating losses have a 15-year carryforward period. The net operating losses at December 31, 1995, will expire as follows: $158,000 in 2005; $7,169,000 in 2006; $770,000 in 2007; and $807,000 in 2009. Alternative minimum tax credit carryforwards at December 31, 1995 are $8,027,000.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, are presented below (in thousands):

                                                                                             1995              1994
                                                                                          ------------------------------

  Deferred Tax Assets
    Tax credit carryforwards                                                               $  9,018          $   6,583
    Net operating loss carryforwards                                                          3,451              7,048
    Federal benefit of state taxes                                                              975              1,082
    Other                                                                                        75                 --
                                                                                          ------------------------------
      Total deferred tax assets                                                              13,519             14,713
                                                                                          ------------------------------

  Deferred Tax Liabilities
    Transportation equipment, principally differences in depreciation                        19,581             22,415
    Partnership interests                                                                     6,327              8,085
    Other                                                                                     3,104                378
                                                                                          ------------------------------
      Total deferred tax liabilities                                                         29,012             30,878
                                                                                          ------------------------------

      Net deferred tax liabilities                                                         $ 15,493          $  16,165
                                                                                          ==============================

     Management has reviewed all established tax interpretations of items reflected in its consolidated tax returns and believes these interpretations do not require valuation allowances as described in SFAS No. 109. Deferred tax liabilities have not been provided on approximately $1.4 million in 1995 of undistributed earnings of foreign subsidiaries because assets representing those earnings are permanently invested.

13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

     On November 22, 1995, James F. Schultz (Plaintiff), a former employee of PLM International, filed a first amended complaint (the Complaint) in United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers and/or directors of PLM International. The Complaint, which was served on PLMI on November 27, 1995, contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing and termination of the ESOP and for rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. The original complaint, which was filed in August 1995 by Plaintiff, was never served on the Company. PLMI and the other defendants have filed a motion to dismiss the Complaint, which is scheduled to be heard on April 19, 1996. The Company does not believe the claims have any merit and plans to defend this matter vigorously.

Lease Agreements

The Company has entered into operating leases for office space and rental yard operations. The Company's total net rent expense was $2.5 million, $2.1 million, and $2.4 million in 1995, 1994, and 1993, respectively. The portion of rent expense related to its principal office was $2.3 million in 1995, 1994, and 1993. The remaining rent expense was related to other office space and rental yard operations.

     Annual lease rental  commitments  for all of the Company's  locations total
$2,080,000,  $1,919,000,  $1,777,000,  $1,738,000,  $1,685,000, and $656,000 for
years 1996 through 2000, and thereafter respectively.

Letter of Credit

At December 31, 1995, the Company had a $327,000 open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% equity interest. This letter of credit must be extended or replaced under the terms of the guarantee.

Other

The Company provides employment contracts to certain officers which provide for certain payments in the event of a change of control and termination of employment.

     The Company has agreed to provide supplemental retirement benefits to 11 current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement as adjusted for length of participation in the plan. Expenses for the plan were $316,000 for 1995, $249,000 for 1994, and $429,000 for 1993. As of December 1995, the total estimated future obligation relating to the current participants is $9,392,000 including vested benefits of $2,965,000. In connection with this plan, whole life insurance contracts were purchased on the participants. Insurance premiums of $247,000 and $203,000 were paid during 1995 and 1994, respectively. Additionally, the Company has capitalized $540,000 to reflect the cash surrender value of these contracts as of December 31, 1995.

14.  SHAREHOLDERS' EQUITY

Common Stock

PLM International has authorized 50,000,000 shares of common stock at $0.01 par value of which 780,000 shares have been reserved for stock options. In 1994, Transcisco Industries Inc. emerged from Chapter 11 bankruptcy proceedings and as part of its plan of reorganization, transferred its shares of PLM International common stock to its Official Bondholders' Committee (OBC) during 1994. In October 1994, 2,445,000 of these shares were sold to independent investors and the remaining 922,367 shares were repurchased by the Company as treasury stock.

     In February 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased in the open market or through private transactions, with working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company purchased 146,977 shares under this program for $0.5 million in 1995.

     In November 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. The shares may be purchased in the open market or through private transactions, with working capital and existing cash reserves. Shares may be used for corporate purposes, including option plans, or they may be retired. The Company purchased 735,196 shares under this program for $2.6 million in 1995.

Common Stock

     The following table summarizes changes in common stock during 1994 and 1995:

                                                                             Issued                              Outstanding
                                                                             Common           Treasury           Common
                                                                             Shares            Shares            Shares
                                                                        -----------------------------------------------------

  Shares at December 31, 1993                                               10,897,324            432,018          10,465,306
  Conversion of preferred stock                                                     --            (14,809)             14,809
  Stock options exercised                                                       23,331                 --              23,331
  Stock repurchase                                                                  --            922,367            (922,367)
  ESOP termination                                                           1,650,075           (468,519)          2,118,594
                                                                        --------------------------------------------------------
  Shares at December 31, 1994                                               12,570,730            871,057          11,699,673
  Stock options exercised                                                       15,661                 --              15,661
  Stock repurchase                                                                  --            882,173            (882,173)
                                                                        ========================================================
  Shares at December 31, 1995                                               12,586,391          1,753,230          10,833,161
                                                                        ========================================================

Preferred Stock

PLM International has authorized 10,000,000 shares of preferred stock at $0.01 par value, none of which are outstanding at December 31, 1995.

Stock Options

The granting of non-qualified stock options to key employees and directors is provided for in plans that reserve up to 780,000 shares of the Company's common stock. The price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of grant. All options currently outstanding are exercisable at prices equal to the market value of the shares at the date of grant. Vesting of options granted generally occurs in three equal installments of 33 1/3% per year, initiating from the date of grant.

Stock option transactions during 1995 and 1994 are summarized as follows:

                                                                                                                 Average
                                                                                           Number of           Option Price
                                                                                             Shares             Per Shares
                                                                                          ------------------------------------

  Balance, December 31, 1993                                                                  645,197             $ 2.00
  Granted                                                                                     102,500               3.06
  Canceled                                                                                    (77,069)              2.00
  Exercised                                                                                   (23,331)              2.00
                                                                                          ------------------------------------
  Balance, December 31, 1994                                                                  647,297             $ 2.17
  Granted                                                                                      50,000               2.78
  Canceled                                                                                    (37,834)              2.00
  Exercised                                                                                   (15,661)              2.00
                                                                                          ====================================
  Balance, December 31, 1995                                                                  643,802             $ 2.23
                                                                                          ====================================

  At December 31, 1995, 484,547 of these options were exercisable.

Shareholder Rights

On March 12, 1989, the Company adopted a Shareholder Right Plan (Plan) under which one common stock purchase right (a Right) was distributed as a dividend on each outstanding share of common stock. The Plan, which was amended on August 12, 1991 and on January 18, 1993, is designed to protect against unsolicited and coercive attempts to acquire control of PLM International and other abusive tactics. The Plan is not intended to preclude an acquisition of PLM International which is determined to be fair to, and in the best interests of, its shareholders.

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

     PLM International generally will be entitled to redeem the Rights in whole at a price of one cent per Right at any time prior to the Rights becoming exercisable. As of December 31, 1995, there were 10,833,161 Rights outstanding which will expire on March 31, 1999, and carry no voting privileges.

Employee Stock Ownership Plan (ESOP)

Termination

On August 17, 1989, the Company established a leveraged ESOP, effective August 21, 1989. PLM International issued 4,923,077 shares of Series A Cumulative Convertible Preferred Stock to the ESOP for $13.00 per share, for an aggregate purchase price of $64,000,001. The sale was financed, in part, with the proceeds of a loan (the Bank Loan) from a commercial bank (the Bank) which proceeds were lent to the ESOP (ESOP Debt) on terms substantially the same as those in the Bank Loan agreement. The ESOP Debt was secured, in part, by the shares of preferred stock, while the Bank Loan was secured with cash equivalents and marketable securities. Preferred dividends were payable semiannually on February 21 and August 21, which corresponded to the ESOP Debt payment dates. Bank loan debt service was covered through release of the restricted cash and marketable securities. While the annual ESOP dividend was fixed at $1.43 per share, the interest rate on the ESOP debt varied, resulting in uneven debt service requirements.

     Termination of the ESOP resulted in the distribution to each ESOP participant of shares of preferred stock allocated to such participant's account which shares immediately converted into common stock. During the life of the ESOP, 2,118,594 common shares were distributed to approximately 315 ESOP participants, including 1,650,075 shares distributed to then ESOP participants upon termination of the ESOP. Shares in the amount of 468,519 were distributed on or about November 18, 1994, to participants who, at that time, were no longer employees of the Company. All such distributed shares are freely tradable common shares listed on the American Stock Exchange.

     Shares of preferred stock held by the ESOP which were not allocated to participants' accounts at the date of termination (2,804,483 shares) were returned to the Company. In addition, the bank indebtedness of the Company ($43.3 million) related to the ESOP was repaid using restricted cash and marketable securities collateral. In 1994, the Company charged approximately $0.5 million to earnings to reflect an adjustment to current market value of this collateral.

     Termination of the ESOP and the related ESOP loan has eliminated payment by the Company of the annual dividend on the preferred stock held by the ESOP. For the years ended December 31, 1994 and 1993, the aggregate pretax amount of this dividend was $7.3 million and $7.0 million, respectively. The Company also charged to earnings approximately $2.7 million of previously paid, unamortized ESOP loan fees and other costs in 1994.

Change in Accounting

On November 22, 1993, the American Institute of Certified Public Accountants issued SOP 93-6 which changes the way companies report transactions with leveraged employee stock ownership plans for financial statement purposes, including the following: (i) compensation expense is to be recognized based on the fair value of shares committed to be released to employees net of the imputed dividend on allocated shares; (ii) interest received on the loan to the ESOP is not recorded as income; (iii) only dividends on allocated shares are reflected as a reduction to income to common shareholders; and (iv) the previously reported ESOP loan is not recognized under SOP 93-6, instead an amount representing the unearned compensation related to the unallocated shares is reported as a reduction of preferred stock. The Company elected to adopt SOP 93-6 in the third quarter of 1994, which required the previously issued financial statements to be restated for the change in accounting as of January 1, 1994. The adoption of SOP 93-6 resulted in a noncash charge to earnings, of $5.1 million for the impact of the change in accounting principle which was primarily the result of an increase in unearned compensation of $7.1 million and the recording of a previously unaccrued dividend of $2.5 million. Additionally, SOP 93-6 eliminates the recognition of interest income on the Company's loan to the ESOP and records the entire tax benefit of the ESOP as a reduction in income tax expense.

15.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Notes 1 and 5), the affiliated partnerships reimburse the Company for certain expenses as allowed in the partnership agreements. Reimbursed expenses totaling approximately $6.9 million , $7.0 million, and $10 million in 1995, 1994, and 1993, respectively, have been recorded as reductions of operations support expense. Outstanding amounts are paid within normal business terms or treated as a capital contribution if excess organization and offering costs exceed the partnership agreement reimbursement limitations. The Company amortizes such capital contributions over the estimated life of the partnership.

16. OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, lease receivables, and receivables from affiliated entities.

     The Company places its temporary cash investments with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The Company's involvement with management of the receivables from affiliated entities limits the amount of credit exposure from affiliated entities.

     As of December 31, 1995 and 1994, management believes the Company had no significant concentrations of credit risk.

17. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):

                                                                            Net Income       Earnings (Loss)
                                                            Income            (Loss)           Per Common
                                                            (Loss)          to Common            Shares
                                         Revenue         Before Taxes         Shares          Outstanding
                                       ------------------------------------------------------------------------

1995 Quarters
First                                    $  17,118          $  2,602          $  1,487             $  0.13
Second                                      14,836             2,818             1,608                0.13
Third                                       14,750             3,616             2,057                0.18
Fourth                                      14,547            (1,168)              896                0.07
                                         ======================================================================
  Total                                  $  61,251          $  7,868          $  6,048             $  0.51
                                         ======================================================================

1994 Quarters
First                                    $  14,967          $    949          $ (4,631)            $ (0.37)
Second                                      14,481               216                20                0.00
Third                                       13,323            (8,727)           (5,804)              (0.46)
Fourth                                      15,191             1,983             1,344                0.10
                                         ======================================================================
  Total                                  $  57,962          $ (5,579)         $ (9,071)            $ (0.73)
                                         ======================================================================

     In the fourth quarter of 1995, the Company recorded a $1.2 million reduction in the carrying value of certain aircraft equipment, $1.1 million in loan fees related to early retirement of the Company's senior subordinated debt, and higher operations support expense of $1.3 million which resulted mainly from AFG-related expenses and severance accruals for terminated employees.

     In the fourth quarter of 1995, the Company recorded a $2.1 million tax benefit resulting in a 23% effective rate on its annual income.

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

18.  SUBSEQUENT EVENTS

In February 1996, the Company sold 64 railcars to a third party for $1.4 million. The Company recognized a gain of $0.7 million on this sale. The assets were included in assets held for sale at December 31, 1995.

     From January 1, 1996 through March 25, 1996, the Company engaged in transactions that resulted in a $5.5 million balance under the securitization trust using leases originated by AFG. Certain of these leases were acquired from AFG, L.P. under the modified agreement (refer to Notes 3 and 11).

     In January 1996, the Company sold its 100% ownership interest in the common stock of Austin Aero FBO Ltd. to a third party at essentially break even.

     In February 1996, the Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan). The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time employees of the Company. Employees who participate in the 401(k) Plan can elect to defer and contribute to the trust established under the 401(k) Plan up to 9% or $9,500 of pre-tax salary or wages in 1996. The Company will match up to a maximum of $4,000 of employee contributions per annum to vest in four equal installments over a four-year period.

     In February 1996, the Company made its scheduled $2.9 million subordinated debt payment as required by the loan agreement.

     The Company repurchased 28,300 shares of its common stock for $0.1 million during the period from January 1, 1996 through March 25, 1996.

     As March 25, 1996, the Company had $10.5 million of outstanding borrowings under its short-term warehousing line of credit facility.


                                                                      EXHIBIT XI
                             PLM INTERNATIONAL, INC.
               COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE<F1>
                            Years Ended December 31,

                                                                                      1995              1994               1993
                                                                                   -------------------------------------------------
                                                                                        (in thousands, except per share data)
  Primary
    Earnings:
      Net income (loss)                                                             $  6,048          $  (6,641)        $   6,282
      Preferred dividend required                                                         --             (2,430)           (4,850)
                                                                                   =================================================
      Net income (loss) to common shares:                                           $  6,048          $  (9,071)            1,432
                                                                                   =================================================

      Shares:
      Weighted average number of common shares outstanding                            11,795             12,374            10,589
                                                                                   =================================================
      Primary earnings (loss) per common share                                      $   0.51          $   (0.73)        $    0.14
                                                                                   =================================================

  Assuming Full Dilution<F2>
    Earnings:
      Net income (loss)                                                             $  6,048          $  (6,641)        $   6,282
      Replacement contribution required upon conversion
        of ESOP convertible preferred shares                                              --                 --            (4,542)
      Non-discretionary adjustments to incentive
        compensation plans based on ESOP's replacement
        contribution effect on pretax earnings                                            --                 --               850
      Change in income tax due to conversion of
        ESOP convertible preferred shares                                                 --                 --              (191)
                                                                                   =================================================
      Net income (loss) to common as adjusted                                       $  6,048          $  (6,641)        $   2,399
                                                                                   =================================================

    Shares:
      Weighted average number of common shares
        outstanding and common stock equivalents                                      11,760             12,374            10,605
      Assumed conversion of preferred shares<F3>                                           --              3,082             4,917
                                                                                   -------------------------------------------------
      Weighted average number of common shares
        outstanding as adjusted                                                       11,760             15,456            15,522
                                                                                   =================================================

  Earnings (loss) per common share assuming full dilution                           $   0.51          $   (0.43)        $    0.16
                                                                                   =================================================

<F1> See  accompanying  notes to December 31,  1995,  1994,  and 1993  Financial
     Statements.

<F2> This  calculation  is  submitted in  accordance  with  Regulation  S-K item
     601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because the results are antidilutive.

<F3> Refer  to  accompanying  Note  14  to  the  December  31,  1994,  Financial
     Statements for the explanation related to the ESOP termination.
