Form 10-K/A
period 1995-12-31
PLM INTERNATIONAL INC
filed 1996-04-26
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-K/A
                                Amendment No. 1


         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                  For the transition period from              to

                          Commission file number 1-9670

                             PLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    94-3041257
(State or other jurisdiction of incorporation or        (I.R.S. Employer
     organization)                                      Identification No.)

      One Market, Steuart Street Tower,
       Suite 900, San Francisco, CA                           94105-1301
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

         The number of shares outstanding of the issuer's classes of common stock as of March 25, 1996: Common Stock, $.01 Par Value -- 10,805,861 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         An index of exhibits filed with this Form 10-K/A is located at pages 34-35.

                             PLM INTERNATIONAL, INC.
                          1995 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                     Page
                                     Part I

Item 1         Business                                                2
Item 2         Properties                                              9
Item 3         Legal Proceedings                                       9
Item 4         Submission of Matters to a Vote of Security Holders     9


                                     Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                  10
Item 6         Selected Financial Data                                11
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12
Item 8         Financial Statements and Supplemental Data             22
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  22


                                    Part III

Item 10        Directors and Executive Officers of the Company        22
Item 11        Executive Compensation                                 24
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                       31
Item 13        Certain Relationships and Related Transactions         33


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                             33

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
                                                             ======================================================================

(iii)  Equipment Owned

The Company leases its owned equipment to a variety of lessees. Certain equipment is leased and operated internationally. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry offering lease terms ranging from day-to-day to a term equal to the economic life of the equipment (full payout). Generally, leases for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International's focus is on providing equipment under operating leases. This type of lease generally commands a higher lease rate than full payout leases because of the flexibility it affords the lessee. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

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

         EGFs I, II, and III were listed for trading on the American Stock Exchange until April 7, 1996. Under the Internal Revenue Code (the Code) these Partnerships are classified as Publicly Traded Partnerships. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnerships as corporations would mean the Partnerships themselves would become taxable, rather than "flow through" entities. As taxable entities, the income of the Partnerships would be subject to federal taxation at both the partnership level and at the investor level to the extent income is distributed to an investor. In order to avoid taxation of the Partnerships as corporations, the General Partner applied for delisting of the Partnerships' depositary units from the American Stock Exchange. The Partnerships were delisted effective April 7, 1996. Trading of Partnership depositary units on the American Stock Exchange was suspended March 22, 1996, pending approval of the application for delisting. While the Partnerships' depositary units are no longer publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnerships, prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements, and provide pertinent tax reporting forms and information to unitholders.

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

        Operating leases for transportation equipment generally run for a period of one to six years. Operating lease rates are usually higher than full payout lease rates, but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment and the fact that the rental obligation under the lease need not be capitalized on its balance sheet. The advantage from the lessee's perspective of a mid-term operating lease compared to a short-term rental, apart from the lower monthly cost, is greater control over future costs and the ability to balance equipment requirements over a specific period of time. Disadvantages of the mid-term operating lease from the lessee's perspective are that the equipment may be subject to significant changes in lease rates for future periods or will generally be required to be returned to the lessor at the expiration of the initial lease. Disadvantages from the lessor's perspective of the mid-term operating lease (as well as the short-term rental) compared to the full payout lease is that the equipment generally must be re-leased or sold at the expiration of the initial lease term in order for the lessor to recover its investment and that re-lease rates or sale prices are subject to changes in market conditions.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of the date of this report the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age    Position
- -------------------------------------- ------ ------------------------------------------------------------------------------

J. Alec Merriam.....................   60     Director, Chairman of the Board, PLM International, Inc.; Director, PLM
                                              Financial Services, Inc.
Allen V. Hirsch.....................   42     Director, Vice Chairman of the Board, Executive Vice President, PLM
                                              International, Inc.; Director and President, PLM Financial Services, Inc.;
                                              President, PLM Securities Corp.
Walter E. Hoadley...................   79     Director, PLM International, Inc.
Robert L. Pagel.....................   59     Director, Chairman of the Executive Committee, PLM International, Inc.;
                                              Director, PLM Financial Services, Inc.
Harold R. Somerset..................   61     Director, PLM International, Inc.
Robert N. Tidball...................   57     Director, President and Chief Executive Officer, PLM International, Inc.
J. Michael Allgood..................   47     Vice President of Finance and Chief Financial Officer, PLM International,
                                              Inc. and PLM Financial Services, Inc.
Robin L. Austin.....................   49     Vice President, Human Resources, PLM International, Inc.; Vice President,
                                              PLM Financial Services, Inc.
Stephen M. Bess.....................   49     President, PLM Investment Management, Inc.; Vice President, PLM Financial
                                              Services, Inc.
David J. Davis......................   39     Vice President and Corporate Controller, PLM International, Inc.
Douglas P. Goodrich.................   49     Senior Vice President, PLM International, Inc. and PLM Transportation
                                              Equipment Corporation
Steven O. Layne.....................   41     Vice President and General Manager, Air Group, PLM Transportation Equipment
                                              Corporation
Stephen Peary.......................   47     Senior Vice President, Secretary and General Counsel, PLM International,
                                              Inc., PLM Financial Services, Inc.; Vice President, PLM Investment
                                              Management, Inc., PLM Transportation Equipment Corporation and PLM
                                              Securities Corp.


         J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska, and served in various financial positions with Northern Natural Gas Company, also of Omaha.

         Allen V. Hirsch became Vice Chairman of the Board and a Director of PLM International in April 1989. He is an Executive Vice President of PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

         Dr. Walter E. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of America from 1968 to 1981 and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley served as a Director of Transcisco Industries, Inc. from February 1988 until August 1995.

         Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fan's gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

         Harold R. Somerset was appointed to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive officer of California & Hawaiian Sugar Corporation, a recently acquired subsidiary of Alexander & Baldwin, Inc. ("C&H"). Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President Agriculture and Vice President and General Counsel. Mr. Somerset also serves on the board of directors for various other companies and organizations.

         Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President & General Manager and Director of North American Car Corporation, and Director of the American Railcar Institute and the Railway Supply Association.

         J. Michael Allgood was appointed Vice President of Finance and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood cofounded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

         Robin  L.   Austin  is  Vice   President,   Human   Resources   of  PLM
International. Ms. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in February 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, since February 1980. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps. She is currently a Colonel in the United States Marine Corps Reserves. Ms. Austin serves on the board of directors for two nonprofit organizations, the Marine Memorial Club and the International Diplomacy Council.

         Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

         David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM International. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc. in New York, including that of Assistant Controller for its rail leasing division.

         Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich was appointed Vice President, Rail Group, of PLM Transportation Equipment Corporation in July 1989, and President of PLM Railcar Management Services, Inc. in September 1992. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

         Steven O. Layne was appointed Vice President and General Manager, Air Group, PLM Transportation Equipment Corporation in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Previously, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and Senior Pilot with 13 years of accumulated service.

         Stephen Peary was appointed Senior Vice President, Secretary and General Counsel of PLM International in March 1994. Mr. Peary served as Vice President, Secretary and General Counsel of PLM International beginning in February 1988. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 1995, 1994, and 1993, a summary of compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (together, the "named executive officers") at December 31, 1995:

SUMMARY COMPENSATION TABLE

               Name                                                        Securities
               and                                                         Underlying
            Principal                      Salary<F1>     Bonus<F2>         Options/         All Other
             Position            Year         ($)            ($)            SARS (#)      Compensation<F3>
  -----------------------------------------------------------------------------------------------------------

  Robert N. Tidball              1995         $300,000      $203,054                --                $3,306
                                 ----
  President, Chief               1994          268,333       225,000            20,000               105,716
                                 ----
  Executive Officer              1993          260,000       100,000                --                15,237
                                 ----

  Allen V. Hirsch                1995          230,000       207,987                --                 1,380
                                 ----
  Executive Vice President       1994          228,333       100,000            10,000                90,559
                                 ----
  and Director                   1993          220,000       100,000                --                12,956
                                 ----

  Douglas P. Goodrich            1995          188,333       239,910                --                 1,779
                                 ----
  Senior Vice President          1994          170,833        60,000            10,000                61,211
                                 ----
                                 1993          125,000        35,000                --                 9,133
                                 ----

  Stephen Peary                  1995          176,667       103,054                --                 1,779
                                 ----
  Senior Vice President          1994          158,333       100,000            10,000                65,129
                                 ----
  and Secretary                  1993          150,000        50,000                --                 9,532
                                 ----

  J. Michael Allgood             1995          162,615        78,054                --                 1,726
                                 ----
  Chief Financial Officer        1994          140,231        60,000            10,000                 7,041
                                 ----
  and Vice President             1993          130,000        20,000                --                 1,008
                                 ----
- --------------------------------

<F1> Amounts shown do not include the cost to the Company of personal  benefits, the value of which did not exceed 10 percent of the aggregate salary and bonus compensation for each named executive officer.

<F2> Bonus  compensation  reflects amount earned in designated year, but paid in the immediate subsequent year; provided, however, the bonus compensation reflects for each named Executive Officer a bonus of $3,054 paid in 1995 to replace Company matching program delayed until 1996 by the termination of the Company's 401(k) plan, effective December 31, 1994. Every employee of the Company employed throughout 1995 received the same $3,054 bonus compensation. Mr. Hirsch, as President of the Company's syndication subsidiary, is no longer a participant in the Company's bonus compensation plan. Mr. Hirsch now participates in a quarterly commission incentive plan based on the amount of syndicated equity raised by the Company. In 1995, Mr. Hirsch received commission compensation equal to $204,933. Mr. Goodrich, as Senior Vice President of the Company's equipment acquisition subsidiary, has had his bonus compensation restructured to add a commission incentive plan based on the amount of equipment transactions closed during a fiscal quarter. In 1995, Mr. Goodrich received commission compensation equal to $206,856.

<F3>  Includes the following compensation:


                          Fair market value
                                 of
                            Common Stock                         Cash balances        Company paid
                          allocated to ESOP                     distributed from    premiums for term
                              accounts                           ESOP accounts       life insurance
                         --------------------                  ------------------- --------------------
                            1994     1993                        1995      1994     1995   1994  1993
                            ----     ----                        ----      ----     ----   ----  ----

  Robert N. Tidball         $78,469  $14,576                       $816   $26,700  $2,490   $547  $661
  Allen V. Hirsch            67,098   12,285                        816    22,914     564    547   661
  Douglas P. Goodrich        45,167    8,472                        816    15,497     963    547   661
  Stephen Peary              48,072    8,871                        816    16,510     963    547   661
  J. Michael Allgood          4,536      347                        763     1,958     963    547   661

  Total fair market                              Total cash
  value of                                        balances
  Common Stock allocated                      distributed from
                                                     all
  to all ESOP accounts:  $4,847,085 $641,914   ESOP accounts:   $43,699  $589,517



Fair market value of shares allocated to ESOP accounts was determined using closing price of the Company's Common Stock on January 18, 1995 ($2.9375), the date all ESOP account balances were distributed to ESOP participants. Amounts reported in this column for 1993 for named individuals in the 1993 proxy statement consisted of the fair market value of ESOP allocations made to individual accounts determined using appraised fair market value of ESOP preferred stock at December 31 of applicable year, plus the value of Company paid premiums for term life insurance.

STOCK OPTION GRANTS IN 1995

There were no grants or exercises of options to or by any named executive officer in 1995. The following table sets forth certain information, based on market value of the Company's Common Stock on December 31, 1995, with respect to stock options held by each of the named executive officers as of such date:

FISCAL YEAR END OPTION VALUES

- --------------------------------- ------------------------------- ------------------------------
                                       Number of Securities
                                            Underlying                Value of Unexercised
                                           Unexercised                    In-the-Money
                                            Options at                     Options at
                                        December 31, 1995               December 31, 1995

                                           Exercisable/                   Exercisable/
              Name                        Unexercisable                 Unexercisable<F1>
- --------------------------------- ------------------------------- ------------------------------
Robert N. Tidball                         136,666/13,334                 $232,083/$9,167
Allen V. Hirsch                           118,333/6,667                  $203,541/$4,584
Douglas P. Goodrich                        23,333/6,667                  $37,291/$4,584
Stephen Peary                              33,333/6,667                  $54,791/$4,584
J. Michael Allgood                         23,333/6,667                  $37,291/$4,584
- ------------------------------------

<F1> Options granted in 1992 have an exercise price of $2.00. Options granted in
     1994 have an exercise price of $3.0625. Market value of Common Stock at December 31, 1995 close $3.75 per share.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company has entered into Employment Agreements (the Employment Agreements) with the Chief Executive Officer, each of its four other named executive officers and others (each a Contract Employee). The Employment Agreements are designed to encourage Contract Employees to remain in the employ of the Company and to reinforce their continued attention and dedication to their duties in the event of an unsolicited attempt to take over control of the Company. The Employment Agreements have terms of one, two or three years from the date on which they were entered (the Original Term) and are automatically extended one additional year on each succeeding anniversary thereof unless earlier terminated by the Company or the employee. Each Employment Agreement contains provisions governing salary, bonus and participation in Company benefit plans, and provides in certain events for payments to the Contract Employee upon termination of his or her employment with the Company. In addition, each Employment Agreement includes a covenant not to solicit the Company's customers or otherwise compete against the Company for a period of time after termination of employment.

         If, after a change in control occurs, the Company terminates a Contract Employee other than for cause or if the employee terminates his or her employment for good reason (including, without limitation, any demonstrable and material diminution of the compensation, duties, responsibilities, authority or powers of the Contract Employee), then the Company is required to pay the Contract Employee the sum of (i) the employee's annual base compensation rate then in effect multiplied by the number of years in the Original Term (up to 2.99 years), (ii) an amount equal to the greater of the amount paid and/or payable to or due the Contract Employee under the Company's bonus or incentive plans (a) for the Company's fiscal year prior to the fiscal year of any change in control or (b) for the immediately preceding fiscal year, multiplied by the number of years in the Original Term (up to 2.99 years) and (iii) all other cash benefits due the Contract Employee.

         In addition, if following a change in control, the Contract Employee terminates his or her employment for good reason all options to purchase stock of the Company granted to such Contract Employee immediately become fully vested and any restrictions on the exercise of such options lapse.

         For purposes of the Employment Agreements, a change in control is defined to include, among other things, (i) any Person acquiring Beneficial Ownership (as defined in the Employment Agreements) of 36% or more of the combined voting power of the Company's securities, (ii) any Person who did not have Beneficial Ownership of 5% or more of the voting power of the Company's securities on the date the Employment Agreement was entered into acquiring Beneficial Ownership of more than 15% of such voting power or (iii) a change in the Board of Directors of the Company due to proxy solicitations or other actions to influence voting at a meeting of stockholders of the Company by a Person who has Beneficial Ownership of 5% or more of the voting power of the Company, and which causes the Continuing Directors (as defined below) to cease to be a majority of the Board of Directors, unless such event(s) have been approved by a majority of the Continuing Directors.

         "Continuing Directors" are (a) those who were directors on the date the Employment Agreement was entered, (b) those who were appointed or recommended for election by a majority of those who were directors on such date, or (c) those who were appointed or recommended by a majority of those directors described in (a) and (b) above.

         The Employment Agreements are structured so that no excess payments within the meaning of Section 280G of the Code will be made to any Contract Employee pursuant to the Employment Agreements. If a change in control occurred on the date hereof and the employment of the Contract Employees was immediately terminated without cause, based on certain assumptions, the following would be the present value of post-employment compensation benefits provided under the Employment Agreements to the following named executive officers: Mr. Tidball, $1,504,131; Mr. Hirsch, $1,309,578; Mr. Goodrich, $1,280,447; Mr. Peary,
$836,366; and Mr. Allgood, $719,600.

PENSION BENEFITS

The following table sets forth certain information regarding annual benefits payable in specified compensation and years of service classifications under the Company's nonqualified supplemental retirement income plan:

         Average Annual                                  Credited Years of Service<F3>
                                      -------------------------------------------------------------------
          Compensation                                   Annual Payout to be Received
          During Last                                       in Each of Five Years
         Five Years of                                Following later of Termination of
        Employment<F1><F2>                            Employment or Attainment of Age 60
  -------------------------------------------------------------------------------------------------------
                                            5                           10                          15
                                            -                           --                          --

           $    60,000                  $   15,000                   $   30,000                  $   45,000

               100,000                      25,000                       50,000                      75,000

               140,000                      35,000                       70,000                     105,000

               180,000                      45,000                       90,000                     135,000

               220,000                      55,000                      110,000                     165,000

               260,000                      65,000                      130,000                     195,000

               300,000                      75,000                      150,000                     225,000

               400,000                     100,000                      200,000                     300,000
- ---------------------------------

<F1> The Company's  shareholder-approved  nonqualified  supplemental  retirement income plan provides that an executive participating in the plan is generally entitled to receive for a period of 60 months, commencing upon the later of attainment of age 60 or termination of employment, an amount equal to the product of (i) 5%, (ii) number of years of employment with PLM International, its affiliates or predecessors (up to a maximum of 15 years) and (iii) average monthly base compensation during the most recent consecutive months of employment (not to exceed 60) preceding termination of employment. Obligations under the plan are funded by general corporate funds and insurance policies on the lives of the participants. For purposes of computing benefits under the plan, compensation includes only salaries and wages and does not include directors' fees or bonuses. Benefits payable are not subject to any deduction for social security or other offset amounts. The annual base compensation 60-month averages at December 31, 1995 for the named executive officers equaled: Mr. Tidball, $245,667; Mr. Hirsch, $201,833; Mr. Goodrich, $144,475; Mr. Peary, $147,333; and Mr.
     Allgood, $117,777.

<F2> Benefits under the plan generally vest over a five-year period.  Vesting is accelerated immediately to 100% in the event of a change in control of the Company. The Board of Directors has discretion to accelerate the date for making payments under the plan in the event of a change in control.

<F3> Years of credited  service for named executive  officers who participate in the plan are as follows:

                                Years
  Robert N. Tidball              10
  Allen V. Hirsch                14
  Douglas P. Goodrich             8
  Stephen Peary                   8
  J. Michael Allgood              3


COMPENSATION COMMITTEE REPORT<F1>

The Compensation Committee of the Board of Directors (the Committee) is responsible for advising and recommending to the Board of Directors of the Company policies governing employee compensation and the Company's employee benefit plans, including its 1988 Management Stock Compensation Plan, and determining the compensation of the Company's executive officers, subject to review by the disinterested members of the Board of Directors. The Committee evaluates the performance of management and determines compensation polices and levels. The disinterested members of the Board of Directors review the Committee's recommendations regarding the compensation of executive officers.

         The Company's executive compensation programs are designed to attract and retain executives capable of leading the Company to meet its business objectives and motivate them to enhance long-term shareholder value. Compensation for the Company's executive officers consists of both fixed (base salary) and variable (incentive) compensation elements. Variable compensation consists of annual cash incentives and stock option grants. These elements are designed to operate on an integrated basis and together comprise total compensation value.

         It is the Compensation Committee's belief that none of the Company's executive officers will be affected by the provisions of Section 162(m) of the Code which limits the deductibility of certain executive compensation during 1995. Therefore, the Committee has not adopted a policy as to compliance with the requirements of Section 162(m) of the Code.

Base Salary

Base salary levels of the Company's key executives are largely determined through comparison with comparable companies in the San Francisco Bay Area. Salary information about comparable companies is reviewed by reference to public disclosures and published surveys. In addition, the Committee from time to time obtains information about comparable salary levels from outside compensation consultants.

         The companies included in the salary comparisons are generally not the same as the companies included in the index in the stock performance graph included in this Proxy Statement. The Committee believes that the Company's most direct competitors for executive talent in the San Francisco Bay Area are not necessarily the same companies to which the Company would be compared for stock performance purposes.

         In 1994, the Company engaged the services of a national compensation consultant to advise on the overall compensation of the CEO and the Company's Executive Vice President (EVP). Findings of the report submitted to the Board of Directors were that the base salaries and level of actual total cash compensation for both the CEO and EVP appear reasonable and do not require adjustment. The consultant did suggest, which suggestion was approved by the Committee as well as the Board of Directors, that after a threshold level is met, the EVP should have an uncapped override or commission on the production of syndication sales for which the EVP is responsible. See "Annual Cash Incentives," below.

         For fiscal 1994, base salaries of the Company's executive officers (other than the President and Chief Executive Officer (CEO)) were set to approximate the 75th percentile of the survey data. The base salary of the CEO was set to approximate the 50th percentile of the survey data.

Annual Cash Incentives

The annual cash incentive is designed to provide a short-term (one-year) incentive to executive officers. Generally, the cash incentive is paid from a single bonus pool established by the Compensation Committee at the beginning of each year based on a targeted level of profitability. The Committee retains the right to increase or decrease the size of the bonus pool during the year. Payment of cash incentives is not contingent on the Company's meeting the targeted level of profitability, which level was met during 1995.



<F1> The  material in this report is not  "soliciting  material,"  is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

         Incentive awards for the Company's key executives participating in the single bonus pool (other than the CEO) are based on the achievement of predetermined individual performance goals. Specific individual goals for each executive are established at the beginning of the year by the CEO and are tied to the functional responsibilities of each executive. Individual goals may include objective and subjective factors, such as improving the performance of assets managed by the executive, successful acquisitions or sales, management of operating expenses, development of leadership skills and personal training and education. No specific weights are assigned to the individual goals. In fiscal 1995, certain of the individual performance targets were met. In 1995, both Mr. Hirsch and Mr. Goodrich were removed from participation in the single bonus pool. Company profitability is directly influenced by the level of syndicated equity raised and the volume of transportation equipment transactions closed for the Company's affiliated investment programs. Mr. Hirsch, as to syndicated equity, and Mr. Goodrich, as to equipment transactions, have direct functional responsibilities for these two areas. Their incentive commission compensation is now measured as a percentage of predetermined individual performance goals in these respective areas of responsibility. The Summary Compensation Table shows, under the caption "Bonus," incentive awards for the named executive officers for 1995.

         In establishing the annual cash incentive for the CEO, the Committee considers the performance of the Company and the CEO, including his leadership and effectiveness in dealing with major corporation problems and opportunities. While overall corporate performance, including stock price performance, is taken into account, the incentive award for the CEO is primarily determined by a subjective account of his individual performance. The Summary Compensation Table shows, under the caption "Bonus," the incentive award for the CEO in 1995.

Stock Options

Stock options are designed to provide long-term incentives and rewards tied to the price of the Company's Common Stock. Given the fluctuations of the stock market, stock price performance and financial performance are not always consistent. The Committee believes that stock options, which provide value to participants only when the Company's shareholders benefit from stock price appreciation, are an important component of the Company's annual executive compensation program. There were no grant of options to executive officers during 1995. Options to acquire 10,000 shares of common stock were granted in 1995 to an employee who heads the Company's Canadian railcar operations. All outstanding employee options expire on March 31, 1998. The table "Fiscal Year End Option Values" identifies all options granted to the named executive officers, including the CEO.


              J. ALEC MERRIAM                    ROBERT L. PAGEL



                    The Members of the Compensation Committee

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the beneficial ownership of shares of the Company's Common Stock by each stockholder known to be the beneficial owner of more than 5% of the outstanding Common Stock as of the date of this report.

                                                  Number of
                                                  Shares of        Percent of
  Name and Address                               Common Stock        Common
  of Beneficial Owner                                               Stock<F1>
  ------------------------------------------------------------------------------


  HPB Associates, L.P.<F2>                         960,000            8.9
  888 Seventh Avenue
  New York, NY 10106


- --------------------------

   <F1>  Computed on the basis of 10,805,861 shares of Common Stock outstanding.

   <F2>   Schedule 13D filed on October 21, 1994 indicating beneficial ownership of 960,000 shares of Common Stock. Shares acquired in October 1994 from Official Bondholders Committee of Transcisco Industries, Inc.
          (OBC) in a transaction in which the Company repurchased 922,367 common shares and other institutions and individuals acquired beneficial ownership of 1,485,000 common shares. In December 1995, the Company repurchased 630,700 shares of the 1,485,000 common shares acquired by other institutions.


          The following table shows the amount and percent of the Company's outstanding Common Stock beneficially owned by each of its directors and named executive officers (as hereinafter defined), and by all directors and executive officers as a group, as of the date of this report.

                                             Number of
                                             Shares of      Percent of
                                            Common Stock      Common
  Name and Address                                           Stock<F1>
  of Beneficial Owner
  ----------------------------------------------------------------------

  Allen V. Hirsch<F2>.......................     192,095            1.7
  Walter E. Hoadley<F3>.....................      41,000              *
  J. Alec Merriam<F4>.......................     120,696            1.1
  Robert L. Pagel<F5>.......................      60,000              *
  Harold R. Somerset<F6>....................      26,000              *
  Robert N. Tidball<F7>.....................     235,438            2.1
  J. Michael Allgood<F8>....................      36,643              *
  Douglas P. Goodrich<F9>...................      72,823              *
  Stephen Peary<F10>........................      89,426              *
  All directors and executive officers as a
  group (14 people)<F11>....................     988,546            8.7
- ------------------
* Represents less than 1% of the outstanding shares.

<F1>   Computed on the basis of  10,805,861  shares of Common Stock  outstanding plus, in the case of any person deemed to own shares of Common Stock as a result of owning options to purchase such securities exercisable within 60 days of the date of this report, the additional shares of Common Stock which would be outstanding upon exercise by such person.

<F2>   Includes  125,000  shares of Common  Stock which may be  purchased by Mr.
       Hirsch upon exercise of options.

<F3>   Includes  40,000  shares of Common  Stock which may be  purchased  by Dr.
       Hoadley upon exercise of options.

<F4>   Includes  40,000  shares of Common  Stock which may be  purchased  by Mr.
       Merriam upon exercise of options.

<F5>   Represents  40,000  shares of Common  Stock which may be purchased by Mr.
       Pagel upon exercise of options.

<F6>   Includes  20,000  shares of Commons  Stock which may be  purchased by Mr.
       Somerset upon exercise of options.

<F7>   Includes  150,000  shares of Common  Stock which may be  purchased by Mr.
       Tidball upon exercise of options.

<F8>   Includes  30,000  shares of Common  Stock which may be  purchased  by Mr.
       Allgood upon exercise of options.

<F9>   Includes  30,000  shares of Common  Stock which may be  purchased  by Mr.
       Goodrich upon exercise of options.

<F10>  Includes  40,000  shares of Common  Stock which may be  purchased  by Mr.
       Peary upon exercise of options.

<F11>  Includes 470,000 shares of Common Stock which may be purchased by members of the Board of Directors and executive officers upon exercise of options.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 25, 1996                   PLM International, Inc.



                                        By:   /s/ J. Michael Allgood
                                              -------------------------
                                              J. Michael Allgood
                                              Vice President and
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.





  /s/ J. Michael Allgood          Vice President and             March 25, 1996
  ------------------------
  J. Michael Allgood              Chief Financial Officer


  *                               Director, Executive            March 25, 1996
  ------------------------
  Allen V. Hirsch                 Vice President


  *                               Director                       March 25, 1996
  ------------------------
  Walter E. Hoadley


  *                               Director                       March 25, 1996
  ------------------------
  J. Alec Merriam


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



/s/ Stephen Peary
- -------------------------
Stephen Peary
Attorney-in-Fact

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



/S/ KPMG PEAT MARWICK LLP


SAN FRANCISCO, CALIFORNIA
MARCH 25, 1996