Form 10-Q
period 1996-03-31
PLM INTERNATIONAL INC
filed 1996-05-15
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of May 14, 1996 - 10,805,861 shares

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,            December 31,
                                                                              1996                   1995
                                                                        ----------------------------------------
                                                                                    (in thousands)
                                                     ASSETS
  Cash and cash equivalents                                                $    6,541             $   13,764
  Receivables                                                                   5,106                  4,931
  Investment in direct finance lease receivables, net                          15,460                     --
  Receivables from affiliates                                                   8,241                  8,690
  Assets held for sale                                                          3,071                    719
  Equity interest in affiliates                                                30,112                 28,208

  Equipment held for operating leases                                         110,894                112,732
    Less accumulated depreciation                                             (61,214)               (64,892)
                                                                        ----------------------------------------
                                                                               49,680                 47,840
  Restricted cash and cash equivalents                                          9,624                 10,621
  Other, net                                                                   11,441                 11,440
                                                                        ----------------------------------------

  Total assets                                                             $  139,276             $  126,213
                                                                        ========================================

                            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

  Liabilities:
    Short-term secured debt                                                $    7,706             $       --
    Senior secured debt                                                        35,000                 35,000
    Other secured debt                                                          1,128                  1,353
    Subordinated debt                                                           8,625                 11,500
    Nonrecourse securitization facility                                         8,181                     --
    Payables and other liabilities                                             12,999                 13,884
    Deferred income taxes                                                      15,969                 15,493
                                                                        ----------------------------------------
  Total liabilities                                                            89,608                 77,230

  Minority interest                                                               365                    363

  Shareholders' Equity:
    Common  stock,  $.01 par value,  50,000,000  shares  authorized,  10,805,861 issued and  outstanding  at March 31, 1996 and  10,833,161 at December 31,
      1995 (excluding 1,781,530 and 1,753,230 shares held
       in treasury at March 31, 1996 and
      December 31, 1995, respectively)                                            117                    117
    Paid-in capital, in excess of par                                          77,747                 77,743
    Treasury stock                                                             (6,030)                (5,931)
                                                                        ----------------------------------------
                                                                               71,834                 71,929
  Accumulated deficit                                                         (22,531)               (23,309)
                                                                        ----------------------------------------
  Total shareholders' equity                                                   49,303                 48,620
                                                                        ----------------------------------------

    Total liabilities, minority interest,
      and shareholders' equity                                             $  139,276             $  126,213
                                                                        ========================================

             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                        For the three months
                                                                           ended March 31,
                                                                        1996            1995
                                                                     ----------------------------

Revenues:
  Operating leases                                                    $  5,046       $  6,408
  Management fees                                                        2,553          2,691
  Partnership interests and other fees                                     992            597
  Acquisition and lease negotiation fees                                 1,555            540
  Finance lease income                                                     322             --
  Commissions                                                               --          1,029
  Aircraft brokerage and services                                          687          1,022
  Gain on the sale or disposition of assets, net                           800          4,587
  Other                                                                    446            244
                                                                     ----------------------------
    Total revenues                                                      12,401         17,118

Costs and expenses:
  Operations support                                                     5,113          6,820
  Depreciation and amortization                                          2,709          2,221
  Commissions                                                               --          1,141
  General and administrative                                             2,095          2,670
                                                                     ----------------------------
    Total costs and expenses                                             9,917         12,852
                                                                     ----------------------------

Operating income                                                         2,484          4,266

Interest expense                                                         1,442          2,315
Other expense, net                                                          26             27
Interest income                                                            237            678
                                                                     ----------------------------
Income before income taxes                                               1,253          2,602

Provision for income taxes                                                 461          1,115
                                                                     ----------------------------

Net income to common shares                                           $    792       $  1,487
                                                                     ============================

Earnings per common share outstanding                                 $   0.07       $   0.13
                                                                     ============================











             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      For the Year Ended December 31, 1995
                    and the Three Months Ended March 31, 1996
                                 (in thousands)






                                                 Common Stock
                                  --------------------------------------------
                                               Paid-in                        Retained
                                              Capital in                      Earnings            Total
                                     At         Excess        Treasury       Accumulated      Shareholders'
                                    Par         of Par          Stock         (Deficit)          Equity
                                  ---------------------------------------------------------------------------
Balances, December 31, 1994        $ 117      $  77,699      $ (2,831)      $  (29,290)      $       45,695

Net income                                                                       6,048                6,048
Exercise of stock options                            44                                                  44
Common stock repurchases                                       (3,100)                               (3,100)
Translation loss                                                                   (67)                 (67)
                                  ----------------------------------------------------------------------------
Balances, December 31, 1995          117         77,743        (5,931)         (23,309)              48,620

Net income                                                                         792                  792
Common stock repurchases                                          (99)                                  (99)
Exercise of stock options                             4                                                   4
Translation loss                                                                   (14)                 (14)
                                  ============================================================================
Balances, March 31, 1996           $ 117      $  77,747      $ (6,030)      $  (22,531)      $       49,303
                                  ============================================================================
























             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                              1996               1995
                                                                                          ---------------------------------
  Operating activities:
    Net income                                                                             $     792          $   1,487
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          2,709              2,221
        Finance lease income                                                                    (322)                --
        Foreign currency translation                                                             (14)               (35)
        Increase in deferred income taxes                                                        494              1,135
        Gain on sale or disposition of assets, net                                              (800)            (4,587)
        Undistributed residual value interests                                                   (91)               450
        Minority interest in net income/loss of subsidiaries                                       2                (27)
        Decrease in payables and other liabilities                                              (759)            (1,125)
        Decrease in receivables and receivables from affiliates                                  674              1,155
        Cash distributions from affiliates in excess of income accrued                           621                119
        Increase in other assets                                                                (584)               (83)
                                                                                          ---------------------------------
          Net cash provided by operating activities                                            2,722                710
                                                                                          ---------------------------------

  Investing activities:
    Additional investment in affiliates                                                       (3,076)            (1,354)
    Purchase of residual option                                                                   --               (200)
    Investment in direct finance leases                                                      (15,491)                --
    Purchase of equipment                                                                    (21,905)           (17,406)
    Proceeds from sale of equipment for lease                                                    381             11,105
    Proceeds from sale of assets held for sale                                                 1,431                128
    Proceeds from sale of equipment to offshore investment program                            14,424                 --
    Proceeds from the sale of leveraged leased assets                                             --              4,530
    Proceeds from the disposition of residual options                                             --              2,059
    Sale of investment in subsidiary                                                             372                 --
    Decrease (increase) in restricted cash and restricted cash equivalents                       997               (860)
                                                                                          ---------------------------------
        Net cash used in investing activities                                                (22,867)            (1,998)
                                                                                          ---------------------------------

  Financing activities:
    Borrowings under bridge facility                                                          12,550              9,800
    Repayment of bridge facility                                                              (4,844)           (16,204)
    Borrowings under securitization facility                                                  15,640                 85
    Repayment of securitization facility                                                      (7,454)                --
    Repayment of subordinated debt                                                            (2,875)                --
    Payments received from ESOP Trustee                                                           --                928
    Repurchase of treasury stock                                                                 (99)              (446)
    Proceeds from exercise of stock options                                                        4                 --
                                                                                          ---------------------------------
        Net cash provided by (used in) financing activities                                   12,922             (5,837)
                                                                                          ---------------------------------

  Net decrease in cash and cash equivalents                                                   (7,223)            (7,125)
  Cash and cash equivalents at beginning of period                                            13,764             16,131
                                                                                          =================================
  Cash and cash equivalents at end of period                                               $   6,541          $   9,006
                                                                                          =================================

  Supplemental information:
    Interest paid during the period                                                        $   1,178          $   1,880
                                                                                          =================================
    Income taxes paid during the period                                                    $     765          $      20
                                                                                          =================================

             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, the statements of income for the three months ended March 31, 1996 and 1995, the statements of cash flows for the three months ended March 31, 1996 and 1995, and the statements of changes in shareholders' equity for the year ended December 31, 1995 and the three months ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, on file with the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.   Finance Lease Activities

In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held American Finance Group, L.P. (AFG, L.P.). During 1995, the Company provided management services for investor programs of AFG, L.P. for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of AFG, L.P.'s investor programs. The modified agreement allowed the Company to assume the lease origination and servicing operations, the rights to manage a significant offshore leasing investment program and certain furniture, computers, and software of AFG, L.P. AFG is originating and managing lease transactions on new commercial and industrial equipment that will be financed by a securitization facility, for the Company's own account or sold to the offshore investment program or other investors. Certain of these leases will be accounted for as direct finance leases. Periodically, the Company will use its short-term loan facility to finance the acquisition of the assets subject to these leases prior to sale or permanent financing by the securitization facility.

4.   Equipment

Equipment held for operating leases includes transportation equipment and commercial and industrial equipment originated by AFG under operating leases which are depreciated over their estimated useful life.

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Transportation equipment held for sale is valued at the lower of depreciated cost or estimated net realizable value. As of March 31, 1996, the Company had four commuter aircraft subject to pending contracts for sale for a total of $3.1 million, with an aggregate net book value of $3.1 million. As of December 31, 1995, the Company had 1 marine container and 69 railcars, subject to pending contracts for sale for a total of $0.7 million, with an aggregate net book value of $0.7 million.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on-lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the Company's knowledge and assessment of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references. During the three months ended March 31, 1996, the Company realized $0.7 million of gains on the sale of 64 railcars purchased by the Company as part of a group of assets in 1995.
These assets were included in assets held for sale at December 31, 1995.

5.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased with the intent of permanent financing through the Company's securitization facility have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on September 27, 1995. The amendment extended the availability of the facility until September 30, 1996. This facility, which is shared with Equipment Growth Funds (EGFs) II, III, IV, V, VI, VII and the Professional Lease Management Income Fund I, L.L.C. (Fund I), allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to its having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and 80% of the present value of the lease stream on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold purchased assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. The Company retains the net lease revenue earned and is liable for the interest expense during the interim holding period since its capital is at risk. As of March 31, 1996, the Company had borrowed $7.7 million, EGF V had borrowed $5.6 million, and EGF VI had borrowed $11.2 million. Borrowings by the EGFs or Fund I are guaranteed by the Company.

In February 1996, the Company made its scheduled $2.9 million debt payment as required by the subordinated loan agreement.

The Company entered into a securitization facility on July 1, 1995 which makes available for one year up to $80 million on a nonrecourse basis that will be secured primarily by direct finance leases which generally have terms of four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt is expected to bear interest equivalent to average U.S. treasury rate plus 1%. As of March 31, 1996, there were $8.2 million in borrowings outstanding under this facility. The Company believes it will be able to extend the facility prior to its expiration on similar terms.

6.   Shareholders' Equity

In November 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. The shares may be purchased in the open market or through private transactions, with working capital and existing cash reserves. Shares may be used for corporate purposes, including option plans, or they may be retired. The Company purchased 28,300 shares under this program for $0.1 million during the quarter ended March 31, 1996. As of March 31, 1996, 763,496 shares were purchased under this program for $2.7 million.

During the three months ended March 31, 1996, 40,000 options were granted under the Director's 1995 Non-Qualified Stock Option Plan at $3.50 per share.

During the three months ended March 31, 1996, 28,300 common shares were repurchased by the Company, and options for 1,000 shares were exercised. Consequently, the total common shares outstanding decreased to 10,805,861 at March 31, 1996, from the 10,833,161 outstanding at December 31, 1995. Net income per common share was computed by dividing net income to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended March 31, 1996 and 1995, were 11,044,269 and 11,867,815, respectively.

7.   Limited Liability Company Interests

In January 1995, the registration statement for Fund I became effective. FSI serves as the manager for the new program. This program, organized as a limited liability company with a no front-end fee structure, began syndication in the first quarter of 1995. There is no compensation paid to FSI, or any of its subsidiaries, for the organization and syndication of interests in Fund I, the acquisition of equipment, nor the negotiation of the leases by Fund I. FSI is funding the cost of organization, syndication, and offering through use of operating cash and is capitalizing these costs as its investment in Fund I. The Company will amortize its investment in Fund I over the life of the program. In return for its investment, FSI is entitled to a 15% interest in the cash distributions and earnings of Fund I subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The Company is also entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services provided by the Company.

As May 13, 1996, Fund I had raised $100 million in equity and is in the equipment investment phase of the program.

8.   Sale of Subsidiary

In January 1996, the Company sold its 100% ownership interest in Austin Aero FBO Ltd. to a third party for $923,000. The Company recorded a $2,000 loss on the sale, net of the tax benefit. During the year ended 1995, revenues and expenses related to Austin Aero FBO Ltd. were $2.3 million and $2.1 million, respectively, representing net income of $0.2 million or net income per common share of $0.01.

9.   Profit Sharing and 401(k) Plan

In February 1996, the Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan). The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of the Company. Employees who participate in the Plan can elect to defer and contribute to the trust established under the Plan up to 9% or $9,500 of pre-tax salary or wages in 1996. The Company will match up to a maximum of $4,000 of employee contributions per annum to vest in four equal installments over a four-year period.

10.  Legal Matters

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company. Refer to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, for a detail discussion of current litigation matters.

11.  Subsequent Events

During April 1996, the Company sold three commuter aircraft with an aggregate net book value of $2.4 million, for a total of $2.5 million. The assets were included in assets held for sale as of March 31, 1996.

On May 14, 1996, the Company announced the halt of syndication of equipment leasing programs with the May 13, 1996 close of its current program, Professional Lease Management Income Fund I. The Company anticipates certain costs related to this decision will be recognized in the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, railcars, and storage equipment at March 31, 1996, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

The Company also syndicates investment programs from which it earns various fees and equity interests. The Company marketed an investment program structured as a limited liability company (Fund I) with a no front-end fee structure. The previously syndicated limited partnership programs have allowed the Company to receive fees for the acquisition and initial lease of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment which is then managed on behalf of the investors. The equipment management activities for this type of program generate equipment management fees for the Company over the life of the program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of the partnership subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program subject to certain allocation provisions which will increase to 25% after the investors have received distributions equal to their original invested capital.

The Company is also engaged in the funding and management of longer-term direct finance leases and operating leases through its AFG subsidiary. Master lease agreements are entered into with investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as, data processing, communications, materials handling and construction equipment. This is an important new growth area for the Company as it marks the entry into the very substantial industrial and commercial equipment fields and yet allows the Company to apply much of the same equipment leasing and management experience gained from its many years in the transportation sector.


For the Three Months Ended March 31, 1996 versus March 31, 1995

The following analysis reviews the operating results of the Company:

Revenue:

                                                                                For the three months
                                                                                  ended March 31,
                                                                              1996               1995
                                                                           -------------------------------
                                                                                   (in thousands)
       Operating leases                                                     $  5,046          $   6,408
       Management fees                                                         2,553              2,691
       Partnership interests and other fees                                      992                597
       Acquisition and lease negotiation fees                                  1,555                540
       Finance lease income                                                      322                 --
       Commissions                                                                --              1,029
       Aircraft brokerage and services                                           687              1,022
       Gain on the sale or disposition of assets, net                            800              4,587
       Other                                                                     446                244
                                                                           -------------------------------
           Total revenues                                                   $ 12,401          $  17,118



The fluctuations in revenues for the three months ended March 31, 1996 from the same period in 1995 are summarized and explained below.

Operating lease revenue:

                                                                For the three months
                                                                  ended March 31,
                                                               1996             1995
                                                            -----------------------------
                                                                   (in thousands)
 By equipment type or subsidiary:
   Trailers                                                 $  2,157          $   3,039
   Aircraft                                                    1,424              1,557
   Marine vessels                                                 --                558
   Marine containers                                             128                154
   Storage equipment                                             262                257
   Railcars                                                       55                843
   AFG                                                         1,020                 --
                                                            ------------------------------
                                                            $  5,046          $   6,408

As of March 31, 1996, the Company owned transportation equipment held for operating leases with an original cost of $103.7 million, which was $32.7 million less than the original cost of equipment owned and held for operating leases at March 31, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming transportation assets resulting in a 100% reduction in its marine vessel fleet, a 55% net reduction in its marine container portfolio, a 19% net reduction in its aircraft portfolio, a 99% net reduction in its railcar portfolio, and a 9% net reduction in its trailer portfolio, compared to March 31, 1995. Operating lease revenue includes revenues generated from assets held for operating leases, assets held for sale that are on lease, and rents received during short-term holding periods on operating leased assets. The reduction in transportation equipment available for lease is the primary reason marine vessel, trailer, railcar, marine container, and aircraft revenue were all reduced as compared to the prior year.

The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by $1.0 million in operating lease revenues generated by AFG-related leases on $7.2 million of owned equipment and revenues generated on leases prior to being sold to third parties.

Management fees:

                                                       For the three months                  Year
                                                         ended March 31,                 Liquidation
                                                      1996             1995              Phase Begins
                                                   ------------------------------------------------------
                                                          (in thousands)
   Management fees by program were:
     EGF I                                          $   203          $    336                1998
     EGF II                                             173               238                1999
     EGF III                                            269               295                2000
     EGF IV                                             239               285                1999
     EGF V                                              473               448                2000
     EGF VI                                             366               430                2002
     EGF VII                                            287               197                2003
     Fund I                                             175                --                2002
     Other programs                                     368               462                 --
                                                   ---------------------------
                                                    $ 2,553          $  2,691

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio for new programs grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The $0.1 million decrease in management fees resulted from a net decrease in management fees generated by gross revenues from the equipment growth funds which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment in those programs and the elimination of management of the AFG, L.P. programs, offset partially by an increase in management fees generated from the Fund I program introduced in May 1995.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.0 million and $0.6 million for the quarters ended March 31, 1996 and 1995, respectively. In 1996, the revenue included net increases of $0.2 million in the Company's recorded residual values which resulted mainly from residual income for the equipment purchased for Fund I. A net decrease in the recorded residual values related to other existing programs of $0.3 million was recorded for the same period in 1995. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended March 31, 1996, a total of $23.8 million of equipment was purchased on behalf of the equipment growth funds compared to $4.4 million during the same quarter of the prior year, resulting in a $1.0 million increase in acquisition and lease negotiation fees. As a result of the Company's decision to market a new investment program with a no front-end fee structure, acquisition and lease negotiation fees will be significantly reduced in the future.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary. During 1996, the Company originated and managed direct finance lease transactions on equipment it purchased for $15.5 million, financed by both a warehousing credit facility and a securitization facility. These direct finance lease transactions resulted in $0.3 million in earned income for the first quarter of 1996 which represented interest earned on the lease payments received. There were no similar transactions in the comparable prior year period.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the quarter ended March 31, 1996, there was no program equity raised for the equipment growth funds compared to $11.4 million of equity raised during the quarter ended March 31, 1995, resulting in a $1.0 million decrease in placement commissions. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to market a new investment program with a no front-end fee structure which raised $21.9 million in equity during the first quarter of 1996, commission revenue will be eliminated.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.3 million during the quarter ended March 31, 1996 compared to the comparable prior year quarter. The decrease was attributable to the sales of the subsidiary's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

         Gain on the sale or disposition of assets, net:

         During the quarter ended March 31, 1996, the Company recorded $0.8 million in gains which resulted mainly from the sale or disposition of 74 marine containers, 67 railcars, 5 storage units, and 67 trailers. The $4.6 million net gain for the same period in 1995 resulted mainly from a net gain of $2.8 million from the sale or disposition of 1 marine vessel, 147 marine containers, 2 commercial aircraft, 1 helicopter, 214 railcars, and 130 trailers, and from the sale of 3 option contracts, for railcar equipment, for a net gain of $1.8 million.

         Other:

         Other revenues increased $0.2 million during the quarter ended March 31, 1996, compared to the comparable prior year period, due to increased revenue earned for data processing services provided to the Company's affiliated programs and due to an increase in brokerage fees related to Aeromil activities.

         Costs, Expenses, and Other:

                                                                        For the three months
                                                                          ended March 31,
                                                                       1996             1995
                                                                    -----------------------------
                                                                           (in thousands)

  Operations support                                                 $  5,113         $  6,820
  Depreciation and amortization                                         2,709            2,221
  Commissions                                                              --            1,141
  General and administrative                                            2,095            2,670
  Interest expense                                                      1,442            2,315
  Other expense, net                                                       26               27
  Interest income                                                         237              678

         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $1.7 million (25%) for the quarter ended March 31, 1996, from the same quarter in 1995. The decrease resulted from a $0.6 million decrease in operating and repair and maintenance costs due to the sale of the Company's entire owned vessel portfolio and the sale of other equipment, a $0.2 million decrease in Aeromil-related expenses due to the sales of the Company's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively, and a $0.9 million decrease in compensation expense due to headcount reductions and lower accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995. There was no similar accrual for compensation expense in 1996, as a new 401(k) plan was established.

         Depreciation and amortization:

         Depreciation and amortization expense increased $0.5 million (22%) for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995. The increase resulted from amortization of costs associated with the operation of AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable transportation equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the quarter ended March 31, 1996, decreased $1.1 million (100%) from the same period in 1995. The reduction is the result of no syndicated equity raised for the equipment growth funds during the quarter ended March 31, 1996 versus $11.4 million in syndicated equity raised for the equipment growth funds during the same quarter in 1995. With the closing of syndication efforts for EGF VII, commission costs related to Fund I will be capitalized as part of the Company's investment in the Fund I program as equity is raised for Fund I and commissions are paid.

         General and administrative:

General and administrative expense decreased $0.6 million (22%) during the quarter ended March 31, 1996, compared to the same period in 1995, due to a decrease in computer services expenses, fees, and accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995. There was no similar accrual for compensation expense in 1996, as a new 401(k) plan was established.

         Interest expense:

         Interest expense decreased $0.9 million (38%) during the quarter ended March 31, 1996, compared to the same period in 1995, due to the reduction in subordinated debt levels and interest expenses associated with the termination of the Company's ESOP and the extinguishment of the associated debt.

         Interest income:

         Interest income decreased $0.4 million (65%) in the quarter ended March 31, 1996, compared to the same quarter in 1995 from a reduction in interest income earned on the ESOP cash collateral account which related to the termination of the Company's ESOP and due to a decrease in interest income as a result of lower cash balances in 1996 compared to 1995.

         Income taxes:

For the three months ended March 31, 1996, the provision for income taxes was $0.5 million, which represented an effective rate of 37%. For the same period in 1995, the provision for income taxes was $1.1 million, which represented an effective rate of 43%.

         Net income:

         As a result of the foregoing, for the three months ended March 31, 1996, net income was $0.8 million resulting in net income per common share of $0.07. For the same period in 1995, net income was $1.5 million resulting in net income per common share of $0.13.

         Liquidity and Capital Resources:

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

         Liquidity in 1996 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing sponsored programs, effectiveness of cost control programs, and possible additional equipment sales. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

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

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $25.0 million short-term equipment acquisition loan facility. The Company amended this facility on September 27, 1995. The amendment extended the facility until September 30, 1996, and provides for a $5.0 million letter of credit facility as part of the $25.0 million facility.

         This facility, which is shared with Equipment Growth Funds (EGFs) II, III, IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and 80% of the present value of the lease stream on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of May 14, 1996, the Company had $12.3 million in outstanding borrowings and EGFs V and VI had $5.6 million and $11.2 million in outstanding borrowings, respectively. The Company is in negotiations with the lender, and believes it will be able to extend the facility prior to its expiration on terms similar to the existing agreement.

         Subordinated Debt: In February 1996, the Company made its scheduled $2.9 million debt payment as required by the loan agreement.

Securitized Debt: The Company entered into a securitization facility on July 1, 1995, which makes available for one year up to $80 million on a nonrecourse basis that will be secured by direct finance and operating leases which generally have terms of four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt is expected to bear interest equivalent to average U.S. treasury rate plus 1%. As of March 31, 1996, there were $8.2 million in borrowings outstanding under this facility. The Company believes it will be able to extend the facility prior to its expiration on terms similar to the existing agreement.

     (b) Portfolio Activities:

During the three months ended March 31, 1996, the Company generated proceeds of $1.8 million from the sale of equipment. These net proceeds were placed in a collateral account as required by the senior secured term loan agreement. In March 1996, the lender consented to the Company's request to release $1.9 million in funds from the cash collateral account relating to asset sales in 1996 and 1995. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

         Over the last four years, the Company has downsized the transportation equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

(c)  Syndication Activities:

         On May 14, 1996, the Company's Board of Directors approved a decision to halt the syndication of transportation equipment leasing programs effective with the close of its current offering, Professional Lease Management Income Fund I, on May 13, 1996. The Company will no longer be required to fund the front-end investment requirement of this no front-end fee structured program. Since May 1995 through May 14, 1996, Fund I raised $100 million in equity investment from the public. The Company anticipates certain costs related to this decision will be recognized in the second quarter of 1996.

         The Company earned fees from syndication activities related to EGF VII during the first four months of 1995. Total equity raised since inception for this partnership was $107.4 million through April 30, 1995 when the program closed. There will be no more equity raised for this partnership.

     (d) Commercial Equipment Leasing Activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. Lease originations funded through May 14, 1996, equal $37.1 million, on an original equipment cost basis. A portion of these leases has been financed, on an interim basis, through the Company's bridge financing facility. Some leases originated ($14.4 million) are sold to an offshore leasing investment program for which the Company serves as the Manager. Placement fees and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.



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


                                               PLM INTERNATIONAL, INC.



                                               /s/ David J. Davis
                                               -------------------------------
                                               David J. Davis
                                               Vice President and Corporate
                                               Controller






          Date: May 14, 1996