Form 10-Q
period 1996-06-30
PLM INTERNATIONAL INC
filed 1996-08-06
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of August 5, 1996 - 9,181,361 shares


                                               PLM INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                             June 30,             December 31,
                                                                               1996                   1995
                                                                         ----------------------------------------
                                                                                     (in thousands)
                                                      ASSETS

   Cash and cash equivalents                                               $    3,545              $   13,764
   Receivables                                                                  4,067                   4,931
   Receivables from affiliates                                                  7,702                   8,690
   Investment in direct finance leases, net                                    30,720                      --
   Assets held for sale                                                           952                     719
   Equity interest in affiliates                                               30,886                  28,208


   Equipment held for operating leases                                        105,043                 112,732
     Less accumulated depreciation                                            (55,882)                (64,892)
                                                                         ----------------------------------------
                                                                               49,161                  47,840
   Restricted cash and cash equivalents                                        15,805                  10,621
   Other, net                                                                  11,487                  11,440
                                                                         ----------------------------------------

   Total assets                                                            $  154,325              $  126,213
                                                                         ========================================

                             LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt                                               $   24,849              $       --
     Senior secured debt                                                       35,000                  35,000
     Other secured debt                                                         1,084                   1,353
     Subordinated debt                                                          8,625                  11,500
     Nonrecourse securitization facility                                        8,185                      --
     Payables and other liabilities                                            11,103                  13,884
     Deferred income taxes                                                     15,697                  15,493
                                                                         ----------------------------------------
   Total liabilities                                                          104,543                  77,230

   Minority interest                                                              370                     363

   Shareholders' Equity:
     Common stock,  $.01 par value,  50,000,000  shares  authorized,  10,743,761 issued and  outstanding  at June 30, 1996 and  10,833,161 at December 31,
       1995 (excluding 1,852,630 and 1,753,230 shares held
        in treasury at June 30, 1996 and
       December 31, 1995, respectively)                                           117                     117
     Paid-in capital, in excess of par                                         77,778                  77,743
     Treasury stock                                                            (6,279)                 (5,931)
                                                                         ----------------------------------------
                                                                               71,616                  71,929
   Accumulated deficit                                                        (22,204)                (23,309)
                                                                         ----------------------------------------
   Total shareholders' equity                                                  49,412                  48,620
                                                                         ----------------------------------------

     Total liabilities, minority interest,
       and shareholders' equity                                            $  154,325              $  126,213
                                                                         ========================================

             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                       For the three months                 For the six months
                                                                          ended June 30,                      ended June 30,
                                                                       1996           1995                 1996           1995
                                                                    ---------------------------------------------------------------

       Revenues:
         Operating leases                                           $   4,111      $   6,223           $   9,157       $  12,631
         Management fees                                                2,893          2,631               5,446           5,322
         Partnership interests and other fees                             300          1,732               1,292           2,329
         Acquisition and lease negotiation fees                         1,109          1,790               2,664           2,330
         Finance lease income                                             724             --               1,046              --
         Commissions                                                       --            293                  --           1,322
         Aircraft brokerage and services                                  729          1,295               1,416           2,317
         Gain on the sale or disposition of assets, net                   993            594               1,793           5,181
         Other                                                            697            278               1,143             522
                                                                    ---------------------------------------------------------------
           Total revenues                                              11,556         14,836              23,957          31,954

       Costs and expenses:
         Operations support                                             6,308          5,732              11,421          12,552
         Depreciation and amortization                                  2,907          2,166               5,616           4,387
         Commissions                                                       --            327                  --           1,468
         General and administrative                                     1,464          2,397               3,559           5,067
                                                                    ---------------------------------------------------------------
           Total costs and expenses                                    10,679         10,622              20,596          23,474
                                                                    ---------------------------------------------------------------

       Operating income                                                   877          4,214               3,361           8,480

       Interest expense                                                 1,541          1,616               2,983           3,931
       Other income (expense), net                                        416            (27 )               390             (54 )
       Interest income                                                    286            247                 523             925
                                                                    ---------------------------------------------------------------
       Income before income taxes                                          38          2,818               1,291           5,420

       Provision for (benefit from) income taxes                         (223 )        1,210                 238           2,325
                                                                    ---------------------------------------------------------------

       Net income to common shares                                  $     261      $   1,608               1,053       $   3,095
                                                                    ===============================================================

       Earnings per common share outstanding                        $    0.02      $    0.13                0.10       $    0.26
                                                                    ===============================================================











             See accompanying notes to these consolidated financial
                                  statements.

                                              PLM INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                    EQUITY For the Year Ended December 31, 1995 and the Six Months Ended June 30, 1996
                                                   (in thousands)






                                                  Common Stock
                                   -------------------------------------------
                                                 Paid-in                      Retained
                                              Capital in                      Earnings           Total
                                     At         Excess         Treasury     Accumulated      Shareholders'
                                     Par        of Par          Stock        (Deficit)           Equity
                                   --------------------------------------------------------------------------
Balances, December 31, 1994        $ 117      $  77,699      $ (2,831 )      (29,290 )      $       45,695

Net income                                                                     6,048                 6,048
Common stock repurchases                                       (3,100 )                             (3,100 )
Exercise of stock options                            44                                                 44
Translation loss                                                                 (67 )                 (67 )
                                   ---------------------------------------------------------------------------
Balances, December 31, 1995          117         77,743        (5,931 )      (23,309 )              48,620

Net income                                                                     1,053                 1,053
Common stock repurchases                                         (348 )                               (348 )
Exercise of stock options                            35                                                 35
Translation gain                                                                  52                    52
                                   ===========================================================================
Balances, June 30, 1996            $ 117      $  77,778      $ (6,279 )      (22,204 )      $       49,412
                                   ===========================================================================















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 For the six months
                                                                                                   ended June 30,
                                                                                              1996               1995
                                                                                           -------------------------------
   Operating activities:
     Net income                                                                            $  1,053          $   3,095
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                         5,616              4,387
         Finance lease income                                                                 (1,046 )               --
         Foreign currency translation                                                             52                 (7)
         Increase in deferred income taxes                                                       222              2,157
         Gain on sale or disposition of assets, net                                           (1,793 )           (5,181)
         Undistributed residual value interests                                                  294               (112)
         Minority interest in net income of subsidiaries                                           7                  1
         Decrease in payables and other liabilities                                           (2,723 )           (1,035)
         Decrease (increase) in receivables and receivables from affiliates                    2,252             (3,750 )
         Cash distributions from affiliates in excess of income accrued                        1,342                393
         Increase in other assets                                                               (478 )             (272 )
                                                                                           -------------------------------
           Net cash provided by (used in) operating activities                                 4,798               (324 )
                                                                                           -------------------------------

   Investing activities:
     Additional investment in affiliates                                                      (4,956 )           (4,284 )
     Purchase of residual option                                                                  --               (200 )
     Investment in direct finance leases                                                     (33,614 )               --
     Purchase of equipment                                                                   (33,287 )          (24,855 )
     Proceeds from sale of transportation equipment for lease                                  6,254             16,506
     Proceeds from sale of assets held for sale                                                1,431             27,241
     Proceeds from sale of commercial and industrial equipment to
       offshore investment program                                                            18,074                 --
     Proceeds from the sale of commercial and industrial equipment to
       third parties                                                                           6,086                 --
     Proceeds from the sale of leveraged leased assets                                            --              4,530
     Proceeds from the disposition of residual options                                            --              2,059
     Sale of investment in subsidiary                                                            372                 --
     Increase in restricted cash and restricted cash equivalents                              (5,184 )           (5,314 )
                                                                                           -------------------------------
         Net cash (used in) provided by investing activities                                 (44,824 )           15,683
                                                                                           -------------------------------


                                                          (Continued)








             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                 For the six months
                                                                                                   ended June 30,
                                                                                              1996               1995
                                                                                           -------------------------------

   Financing activities:
     Borrowings under bridge facility                                                     $   33,444        $     9,800
     Repayment of bridge facility                                                             (8,595 )          (16,204 )
     Proceeds from long-term equipment loans                                                      --                 85
     Principal payments under long-term equipment loans                                          (39 )              (33 )
     Borrowings under securitization facility                                                 15,866                 --
     Repayment of securitization facility                                                     (7,681 )               --
     Repayment of subordinated debt                                                           (2,875 )               --
     Payments received from ESOP Trustee                                                          --                928
     Repurchase of treasury stock                                                               (348 )             (494 )
     Proceeds from exercise of stock options                                                      35                  2
                                                                                           -------------------------------
         Net cash provided by (used in) financing activities                                  29,807             (5,916 )
                                                                                           -------------------------------

   Net (decrease) increase in cash and cash equivalents                                      (10,219 )            9,443
   Cash and cash equivalents at beginning of period                                           13,764             16,131
                                                                                           ===============================
   Cash and cash equivalents at end of period                                                  3,545          $  25,574
                                                                                           ===============================

   Supplemental information:
     Interest paid during the period                                                           2,688          $   3,380
                                                                                           ===============================
     Income taxes paid during the period                                                       1,283          $     378















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, the statements of income for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995, and the statements of changes in shareholders' equity for the year ended December 31, 1995 and the six months ended June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, on file with the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.   Finance Lease Activities

In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held American Finance Group, L.P. (AFG, L.P.). During 1995, the Company provided management services for investor programs of AFG, L.P. for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of AFG, L.P.'s investor programs. The modified agreement allowed the Company to assume the lease origination and servicing operations, the rights to manage a significant offshore leasing investment program and certain furniture, computers, and software of AFG, L.P. AFG is originating and managing lease transactions on new commercial and industrial equipment that will be financed by a securitization facility, for the Company's own account, or sold to the offshore investment program or other investors. Certain of these leases will be accounted for as direct finance leases. Periodically, the Company will use its short-term loan facility to finance the acquisition of the assets subject to these leases prior to sale or permanent financing by the securitization facility.

4.   Equipment

Equipment held for operating leases includes transportation equipment and commercial and industrial equipment purchased by AFG which are depreciated over their estimated useful lives.

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Transportation equipment held for sale is valued at the lower of depreciated cost or estimated net realizable value. As of June 30, 1996, the Company had 16 railcars and one commuter aircraft held for sale to third parties with an aggregate net book value of $1.0 million. As of December 31, 1995, the Company had 1 marine container and 69 railcars, subject to pending contracts for sale for a total of $0.7 million, with an aggregate net book value of $0.7 million.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on-lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the Company's knowledge and assessment of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references. During the six months ended June 30, 1996, the Company realized $0.7 million of gains on the sale of 69 railcars purchased by the Company as part of a group of assets in 1995. These assets were included in assets held for sale at December 31, 1995.

5.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased with the intent of permanent financing through the Company's securitization facility have, from time to time, been partially funded by a $35.0 million short-term equipment acquisition loan facility. The Company amended this facility on May 31, 1996. The amendment extended the availability of the facility until May 23, 1997 and added the Company's AFG subsidiary as a borrower.

This facility, which is shared with Equipment Growth Funds (EGFs) III, IV, V, VI, VII and Professional Lease Management Income Fund I, L.L.C. (Fund I), allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to its having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on commercial and industrial equipment purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold purchased assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. The Company retains the net lease revenue earned and is liable for the interest expense during the interim holding period since its capital is at risk. As of June 30, 1996, the Company had borrowed $24.8 million and EGF VI had borrowed $9.0 million. Borrowings by the EGFs or Fund I are guaranteed by the Company.

The Company entered into a securitization facility on July 1, 1995 which made available for one year up to $80 million on a nonrecourse basis that is secured primarily by direct finance leases which generally have terms of four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasury rates plus 1%. As of June 30, 1996, there were $8.2 million in borrowings outstanding under this facility. The Company extended this facility in July 1996 on similar terms for up to a one year period.

6.   Shareholders' Equity

In November 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. The shares may be purchased in the open market or through private transactions, with working capital and existing cash reserves. Shares may be used for corporate purposes, including option plans, or they may be retired. The Company purchased 99,400 shares under this program for $0.3 million during the six months ended June 30, 1996. As of June 30, 1996, 834,596 shares were purchased under this program for $2.6 million.

During the six months ended June 30, 1996, 40,000 options were granted under the Director's 1995 Non-Qualified Stock Option Plan at $3.50 per share.

During the six months ended June 30, 1996, 99,400 common shares were repurchased by the Company, and options for 10,000 shares were exercised. Consequently, the total common shares outstanding decreased to 10,743,761 at June 30, 1996, from the 10,833,161 outstanding at December 31, 1995. Net income per common share was computed by dividing net income to common shares by common stock equivalents which included the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended June 30, 1996 and 1995, were 10,947,381 and 11,751,359, respectively. The weighted average number of shares and stock options deemed outstanding during the six months ended June 30, 1996 and 1995, were 10,996,981 and 11,806,322, respectively.

7.   Syndication Activities

On May 14, 1996, the Company announced the halt of syndication of equipment leasing programs with the May 13, 1996 close of Professional Lease Management Income Fund I (Fund I). The Company recognized a one-time $1.4 million charge in the quarter ended June 30, 1996 mainly related to severance pay associated with this decision.

Through May 13, 1996, Fund I had raised $100 million in equity and is in the equipment investment phase of the program.

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

9.   Profit Sharing and 401(k) Plan

In February 1996, the Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan). The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of the Company. Employees who participate in the Plan can elect to defer and contribute to the trust established under the Plan up to 9% or $9,500 of pre-tax salary or wages in 1996. The Company will match up to a maximum of $4,000 of employee contributions per annum to vest in four equal installments over a four-year period. Existing employees were partially or fully vested based on previous years of employment when the plan was implemented.

10.  Legal Matters

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

In November 1995, James F. Schultz (Plaintiff), a former employee of PLM International, filed and served on PLMI, a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers and/or directors of PLM International. The Complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing and termination of the ESOP and for interference with Plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Compliant for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the Court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of District Court's judgment. The parties are required to complete briefing on the appeal by November 11, 1996.

11.  Purchase Commitments

As of June 30, 1996, the Company, through its AFG subsidiary, had committed to purchase $70.2 million of equipment for its commercial and industrial equipment lease portfolio.

12.  Note Agreement

On June 28, 1996, the Company completed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. No borrowings were outstanding at June 30, 1996 under this facility. The facility bears interest at three-month LIBOR plus 240 basis points. The Company has pledged substantially all of its management, acquisition and lease negotiation fees, and certain partnership distributions as collateral to the facility. The facility provides that management, acquisition and lease negotiation fees, and the partnership distributions be deposited into a lockbox account. The Company has access to a certain amount of the cash in this lockbox account after monthly borrowing base requirements have been met. The facility requires quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

13.  Subsequent Events

The Company borrowed $18.0 million under the floating rate senior secured note agreement during July 1996. (Refer to Note 12.)

During July 1996, the Company prepaid in its entirety the $8.6 million balance of its subordinated debt and incurred prepayment penalties of approximately $0.7 million.

During July 1996, the Company repurchased 1.6 million shares of the Company's common stock for $6.1 million. The shares were acquired through private transactions at a price of 3 13/16 per share.

During July and August 1996, the Company, through its AFG subsidiary, funded $9.0 million of commitments outstanding for its commercial and industrial equipment lease portfolio at June 30, 1996, and entered into new commitments for $11.7 million.

During July 1996, the Company sold one commuter aircraft with a net book value of $0.5 million, for $0.7 million, and 16 railcars with an aggregate net book value of $0.5 million, for $0.6 million. The aircraft and railcars were included in assets held for sale as of June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, and storage equipment at June 30, 1996, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

The Company has syndicated investment programs from which it earns various fees and equity interests. The Professional Lease Management Income Fund I (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allowed the Company to receive fees for the acquisition and initial lease of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment which is then managed on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of the program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of the partnership subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program subject to certain allocation provisions which will increase to 25% after the investors have received distributions equal to their original invested capital.

         On May 14, 1996, the Company announced the halt of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I. As a result of this decision, revenues earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

The Company is engaged in the funding and management of longer-term direct finance leases and operating leases through its AFG subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling and construction equipment. This is an important new growth area for the Company as it marks the entry into the very substantial industrial and commercial equipment fields and yet allows the Company to apply much of the same equipment leasing and management experience gained from its many years in the transportation sector. Through AFG, the Company is also engaged in the management of an offshore leasing investment program for which it originates leases and receives acquisition and management fees.

For the Three Months Ended June 30, 1996 versus June 30, 1995

The following analysis reviews the operating results of the Company:

        Revenue:                                                                For the three months
                                                                                   ended June 30,
                                                                               1996              1995
                                                                            ------------------------------
                                                                                   (in thousands)
        Operating leases                                                    $  4,111          $   6,223
        Management fees                                                        2,893              2,631
        Partnership interests and other fees                                     300              1,732
        Acquisition and lease negotiation fees                                 1,109              1,790
        Finance lease income                                                     724                 --
        Commissions                                                               --                293
        Aircraft brokerage and services                                          729              1,295
        Gain on the sale or disposition of assets, net                           993                594
        Other                                                                    697                278
                                                                            ------------------------------
            Total revenues                                                    11,556          $  14,836


The fluctuations in revenues for the three months ended June 30, 1996 from the same period in 1995 are summarized and explained below.

Operating lease revenue:

                                                                 For the three months
                                                                    ended June 30,
                                                                1996              1995
                                                              ----------------------------
                                                                    (in thousands)
   By equipment type or subsidiary:
     Trailers                                                 $ 1,802          $   2,625
     Aircraft                                                   1,139              1,516
     Marine vessels                                                --                535
     Marine containers                                             92                146
     Storage equipment                                            282                243
     Railcars                                                      18                421
     Commercial and industrial                                    778                737
                                                              -----------------------------
                                                              $ 4,111          $   6,223

As of June 30, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $96.8 million, which was $25.2 million less than the original cost of equipment owned and held for operating leases or held for sale at June 30, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming transportation assets resulting in a 100% reduction in its marine vessel fleet, a 26% net reduction in its marine container portfolio, a 30% net reduction in its aircraft portfolio, a 68% net reduction in its railcar portfolio, and a 10% net reduction in its trailer portfolio, compared to June 30, 1995. Operating lease revenue includes revenues generated from assets held for operating leases, assets held for sale that are on lease, and rents received during short-term holding periods on operating leased assets. The reduction in transportation equipment available for lease is the primary reason marine vessel, trailer, railcar, marine container, and aircraft revenue were all reduced as compared to the prior year. In addition, trailer lease revenue decreased due to lower utilization.

The decrease in operating lease revenues as a result of the reduction in equipment available for lease was offset by $0.1 million in operating lease revenues generated from higher storage equipment utilization and by commercial and industrial equipment leases on owned equipment and revenues generated on leases prior to being sold to third parties.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio grew correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. The $0.3 million increase in management fees during the quarter ended June 30, 1996, compared to the comparable prior year quarter, resulted from an increase in management fees related to Fund I, while management fees from other programs remained relatively constant. With the termination of syndication activities, management fees are expected to decrease in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by management fees earned from the offshore leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.3 million and $1.7 million for the quarters ended June 30, 1996 and 1995, respectively. In 1996, the revenue included net decreases of $0.4 million in the Company's recorded residual values related to equipment owned by the Equipment Growth Fund programs. In 1995, the equity interest recorded was impacted by net increases of $0.9 million in the Company's residual values which resulted mainly from residual income recorded for the equipment purchased for Fund I, which did not occur during the second quarter of 1996. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended June 30, 1996, a total of $17.4 million of equipment was purchased on behalf of the equipment growth funds compared to $24.2 million during the same quarter of the prior year, resulting in a $0.4 million decrease in acquisition and lease negotiation fees. In addition, acquisition and lease negotiation fees related to AFG purchases for managed programs decreased $0.3 million in the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995. As a result of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will be reduced in the future.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary. During the quarter ended June 30, 1996, the Company managed direct finance lease transactions on equipment it purchased for $32.0 million, financed by both a warehousing credit facility and a securitization facility. These direct finance lease transactions resulted in $0.7 million in earned income for the second quarter of 1996, which represented income earned on the lease stream. There were no similar transactions in the comparable prior year period.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the quarter ended June 30, 1996, there was no program equity raised for the equipment growth funds compared to $3.2 million of equity raised during the quarter ended June 30, 1995, resulting in a $0.3 million decrease in placement commissions. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to halt syndication of equipment leasing programs on May 14, 1996, and due to Fund I having a no front-end fee structure, commission revenue since the close of EGF VII was eliminated.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.6 million during the quarter ended June 30, 1996, compared to the comparable prior year quarter. The decrease was attributable to the sales of the subsidiary's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

         Gain on the sale or disposition of assets, net:

         During the quarter ended June 30, 1996, the Company recorded $0.6 million in gains which resulted mainly from the sale or disposition of 5 commuter aircraft, 50 marine containers, 2 railcars, 1 storage unit and 138 trailers. In addition, the Company recorded $0.4 million in gains related to AFG equipment sales. During the quarter ended June 30, 1995, the Company purchased two commuter aircraft for a total of $1.5 million and sold both aircraft for a gain of $0.3 million, net of selling costs. Additional net gains on the sales or dispositions of assets for the quarter ended June 30, 1995 of $0.3 million resulted mainly from the sales or dispositions of 363 marine containers, 1 commuter aircraft, 2 railcars, 10 storage units, and 225 trailers.

         Other:

         Other revenues increased $0.4 million during the quarter ended June 30, 1996, compared to the comparable prior year quarter, due to increased revenue earned for data processing services provided to the Company's affiliated programs and due to an increase in brokerage fees.

         Costs, Expenses, and Other:

                                                                        For the three months
                                                                           ended June 30,
                                                                       1996              1995
                                                                     ----------------------------
                                                                           (in thousands)

   Operations support                                                $ 6,308          $  5,732
   Depreciation and amortization                                       2,907             2,166
   Commissions                                                            --               327
   General and administrative                                          1,464             2,397
   Interest expense                                                    1,541             1,616
   Other income (expense), net                                           416               (27)
   Interest income                                                       286               247

         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $0.6 million (10%) for the quarter ended June 30, 1996, from the same quarter in 1995. The increase resulted mainly from a one-time $1.4 million charge related to the termination of syndication activities, offset partially by an $0.8 million decrease in compensation expenses related to headcount reductions during the fourth quarter of 1995 and the first quarter of 1996.

         Depreciation and amortization:

         Depreciation and amortization expense increased $0.7 million (34%) for the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995. The increase resulted from amortization of costs associated with the formation of AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable transportation equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the quarter ended June 30, 1996, decreased $0.3 million (100%) from the same period in 1995. The reduction is the result of no syndicated equity raised for the equipment growth funds during the quarter ended June 30, 1996, versus $3.2 million in syndicated equity raised for Equipment Growth and Income Fund VII during the same quarter in 1995. Commission costs related to Fund I were capitalized as part of the Company's investment in the program. With the termination of syndication activities, there will be no more commission costs incurred in the future.

         General and administrative:

General and administrative expense decreased $0.9 million (39%) during the quarter ended June 30, 1996, compared to the same period in 1995, due primarily to a $0.2 million decrease in compensation related to the reductions in headcount, a $0.4 million decrease in bonus expenses, and a $0.3 million decrease in estimated accruals.

         Interest expense:

         Interest expense decreased $0.1 million (5%) during the quarter ended June 30, 1996, compared to the same period in 1995, due to the reduction in subordinated debt levels partially offset by increased borrowings on the short-term equipment acquisition loan facility and the securitization facility.

Other income (expense), net:

Other income increased $0.4 million during the quarter ended June 30, 1996, compared to the same quarter in 1995, due to the sale of 32 wind turbines during the second quarter of 1996 which had previously been written off.

         Income taxes:

For the three months ended June 30, 1996, the benefit for income taxes was $0.2 million, which reflected an adjustment for taxes related to the Employee Stock Ownership Plan. For the same period in 1995, the provision for income taxes was $1.2 million, which represented an effective rate of 43% and higher income before tax.

         Net income:

         As a result of the foregoing, for the three months ended June 30, 1996, net income was $0.3 million resulting in net income per common share of $0.02. For the same period in 1995, net income was $1.6 million resulting in net income per common share of $0.13.

For the Six Months Ended June 30, 1996 versus June 30, 1995

The following analysis reviews the operating results of the Company:

Revenue:

                                                                                 For the six months
                                                                                   ended June 30,
                                                                               1996              1995
                                                                            ------------------------------
                                                                                   (in thousands)
        Operating leases                                                    $  9,157          $  12,631
        Management fees                                                        5,446              5,322
        Partnership interests and other fees                                   1,292              2,329
        Acquisition and lease negotiation fees                                 2,664              2,330
        Finance lease income                                                   1,046                 --
        Commissions                                                               --              1,322
        Aircraft brokerage and services                                        1,416              2,317
        Gain on the sale or disposition of assets, net                         1,793              5,181
        Other                                                                  1,143                522
                                                                            ------------------------------
            Total revenues                                                  $ 23,957          $  31,954


The fluctuations in revenues for the six months ended June 30, 1996 from the same period in 1995 are summarized and explained below.

Operating lease revenue:

                                                                For the six months
                                                                  ended June 30,
                                                               1996             1995
                                                            ----------------------------
                                                                  (in thousands)
  By equipment type or subsidiary:
    Trailers                                                $  3,958          $   5,380
    Aircraft                                                   2,565              3,073
    Marine vessels                                                --              1,092
    Marine containers                                            219                300
    Storage equipment                                            544                500
    Railcars                                                      73              1,263
    Commercial and industrial                                  1,798              1,023
                                                            ------------------------------
                                                            $  9,157          $  12,631

As of June 30, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $96.8 million, which was $25.2 million less than the original cost of equipment owned and held for operating leases or held for sale at June 30, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming transportation assets resulting in a 100% reduction in its marine vessel fleet, a 26% net reduction in its marine container portfolio, a 30% net reduction in its aircraft portfolio, a 68% net reduction in its railcar portfolio, and a 10% net reduction in its trailer portfolio, compared to June 30, 1995. Operating lease revenue includes revenues generated from assets held for operating leases, assets held for sale that are on lease, and rents received during short-term holding periods on operating leased assets. The reduction in transportation equipment available for lease is the primary reason marine vessel, trailer, railcar, marine container, and aircraft revenue were all reduced as compared to the prior year comparable period. In addition, trailer lease revenue decreased due to lower utilization.

The decrease in operating lease revenues as a result of the reduction in equipment available for lease was offset by a $0.8 million increase in operating lease revenues generated by higher storage equipment utilization and by commercial and industrial leases on owned equipment and revenues generated on leases prior to being sold to third parties.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The managed equipment portfolio for new programs grows correspondingly with new syndication activity. Affiliated partnership and investment program surplus operating cash flows and loan proceeds invested in additional equipment favorably influence management fees. Management fees increased $0.1 million during the six months ended June 30, 1996 as compared to the same period of the prior year. Although management fees related to Fund I increased, management fees from the remaining older programs decreased due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment in those programs and the elimination of management of the AFG, L.P. programs. With the termination of syndication activities, management fees are expected to decrease in the future as older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by management fees earned from the offshore leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.3 million and $2.3 million for the six months ended June 30, 1996 and 1995, respectively. In 1996, the revenue included net decreases of $0.2 million in the Company's recorded residual values related to the Equipment Growth Fund programs offset partially by residual income for equipment purchased for Fund I. In 1995, the equity interest recorded was impacted by net increases of $0.6 million in the Company's recorded residual values which resulted mainly from residual income for equipment purchased for Fund I. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the six months ended June 30, 1996, a total of $41.2 million of equipment was purchased on behalf of the equipment growth funds compared to $28.6 million during the same period of the prior year, resulting in a $0.7 million increase in acquisition and lease negotiation fees. This increase was partially offset by a $0.4 million decrease in acquisition and lease negotiation fees related to AFG purchases for managed programs. As a result of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will be reduced in the future.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary. During the six months ended June 30, 1996, the Company originated and managed direct finance lease transactions on equipment it purchased for $32.0 million, financed by both a warehousing credit facility and a securitization facility. These direct finance lease transactions resulted in $1.0 million in earned income for the six months ended June 30, 1996, which represented income earned on the lease stream. There were no similar transactions in the comparable prior year period.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the six months ended June 30, 1996, there was no program equity raised for the equipment growth funds compared to $11.4 million of equity raised during the six months ended June 30, 1995, resulting in a $1.3 million decrease in placement commissions. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to halt syndication of equipment leasing programs on May 14, 1996, and because Fund I had a no front-end fee structure, commission revenue since the close of EGF VII was eliminated.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.9 million during the six months ended June 30, 1996, compared to the comparable prior year period. The decrease was attributable to the sales of the subsidiary's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

         Gain on the sale or disposition of assets, net:

         During the six months ended June 30, 1996, the Company recorded $1.4 million in gains which resulted mainly from the sale or disposition of 5 commuter aircraft, 124 marine containers, 69 railcars, 6 storage units, and 205 trailers. In addition, the Company recorded $0.4 million in gains related to AFG equipment sales. The $5.2 million net gain recorded during the same period in 1995 resulted mainly from a net gain of $3.1 million from the sale or disposition of 1 marine vessel, 510 marine containers, 2 commercial aircraft, 1 commuter aircraft, 1 helicopter, 216 railcars, 10 storage units, and 355 trailers, and from the sale of 3 option contracts, for railcar equipment, for a net gain of $1.8 million. Additionally during the six months ended June 30, 1995, the Company purchased two commuter aircraft for a total of $1.5 million and sold both aircraft for a gain of $0.3 million, net of selling costs.

         Other:

         Other revenues increased $0.6 million during the six months ended June 30, 1996, compared to the comparable prior year period, due to increased revenue earned for data processing services provided to the Company's affiliated programs, and due to increased underwriting income and brokerage fees.

         Costs, Expenses, and Other:

                                                                         For the six months
                                                                           ended June 30,
                                                                       1996              1995
                                                                     ----------------------------
                                                                           (in thousands)

   Operations support                                                $  11,421        $   12,552
   Depreciation and amortization                                         5,616             4,387
   Commissions                                                              --             1,468
   General and administrative                                            3,559             5,067
   Interest expense                                                      2,983             3,931
   Other income (expense), net                                             390               (54)
   Interest income                                                         523               925

         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $1.1 million (9%) for the six months ended June 30, 1996, from the same period in 1995. The decrease resulted from a $0.9 million decrease in operating and repair and maintenance costs due to the sale of the Company's entire owned vessel portfolio and the sale of other equipment, a $1.8 million decrease in compensation and bonus expense due to headcount reductions and lower accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995, offset partially by a one-time $1.4 million charge related to the termination of syndication activities, and a $0.2 million increase in bad debt expense.

         Depreciation and amortization:

         Depreciation and amortization expense increased $1.2 million (28%) for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The increase resulted from amortization of costs associated with the formation of AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable transportation equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses are primarily incurred by the Company in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions are also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the six months ended June 30, 1996, decreased $1.5 million (100%) from the same period in 1995. The reduction is the result of no syndicated equity raised for the equipment growth funds during the six months ended June 30, 1996, versus $14.6 million in syndicated equity raised for the equipment growth funds during the same period in 1995. Commission costs related to Fund I were capitalized as part of the company's investment in the program. With the termination of syndication activities, there will be no more commission costs incurred in the future.

         General and administrative:

General and administrative expense decreased $1.5 million (30%) during the six months ended June 30, 1996, compared to the same period in 1995, due to a $1.0 million decrease in compensation expenses primarily related to terminated employees and lower 1996 bonus expense (primarily related to the compensation of employees during 1995 for lost benefits resulting from the termination of the 401(k) plan), a $0.3 million decrease in estimated accruals, and a $0.2 million decrease in computer services expenses.

         Interest expense:

         Interest expense decreased $0.9 million (24%) during the six months ended June 30, 1996, compared to the same period in 1995 mainly due to the reduction in subordinated debt levels.

Other income (expense), net:

Other income increased $0.4 million during the six months ended June 30, 1996, compared to the same period of 1995, due to the sale of 32 wind turbines during the second quarter of 1996 which had previously been written off.

         Interest income:

         Interest income decreased $0.4 million (43%) in the six months ended June 30, 1996, compared to the same quarter in 1995 from a reduction in interest income earned on the ESOP cash collateral account which related to the termination of the Company's ESOP and due to a decrease in interest income as a result of lower cash balances in 1996 compared to 1995.

         Income taxes:

For the six months ended June 30, 1996, the provision for income taxes was $0.2 million, which represented an effective rate of 18% and reflected an adjustment for taxes related to the Employee Stock Ownership Plan. For the same period in 1995, the provision for income taxes was $2.3 million, which represented an effective rate of 43% and higher income before taxes.

Net income:

         As a result of the foregoing, for the six months ended June 30, 1996, net income was $1.1 million resulting in net income per common share of $0.10. For the same period in 1995, net income was $3.1 million resulting in net income per common share of $0.26.



         Liquidity and Capital Resources:

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

         Liquidity in 1996 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing sponsored programs, effectiveness of cost control programs, possible additional equipment sales and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

     (a) Debt Financing:

         Senior Debt: The Company's senior loan facility with a syndicate of insurance companies provides that equipment sale proceeds, from pledged equipment, or cash deposits be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through June 30, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

On June 28, 1996, the Company closed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. The facility bears interest at LIBOR plus 240 basis points. During July 1996, the Company borrowed $18.0 million under this agreement. The Company has pledged substantially all of its management, acquisition and lease negotiation fees, and certain partnership distributions as collateral to the facility. The facility provides that management, acquisition and lease negotiation fees, and the partnership distributions be deposited into a lockbox account. The Company has access to a certain amount of the cash in this lockbox account after monthly borrowing base requirements have been met. The facility requires quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $35.0 million short-term equipment acquisition loan facility. The Company amended this facility on May 31, 1996. The amendment extended the facility until May 23, 1997, and provides for a $5.0 million letter of credit facility as part of the $35.0 million facility.

         This bridge  facility,  which is shared  with  Equipment  Growth  Funds
(EGFs) III, IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.5% at the option of the borrower at the time of the advance under the facility. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of August 2, 1996, the Company had $22.6 million in outstanding borrowings and EGF VI had $9.0 million in outstanding borrowings.

         Subordinated Debt: In February 1996, the Company made its scheduled $2.9 million debt payment as required by the loan agreement.

In July 1996, the Company prepaid in its entirety the $8.6 million balance of its subordinated debt and incurred prepayment penalties of approximately $0.7 million.

Securitized Debt: The Company entered into a securitization facility on July 1, 1995, which made available for one year up to $80 million on a nonrecourse basis that is secured by direct finance and operating leases which generally have terms of four to five years. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasury rates plus 1%. As of June 30, 1996, there were $8.2 million in borrowings outstanding under this facility. In July 1996, the Company extended this facility on similar terms for up to a one year period.

Interest Rate Swap Contracts: The Company attempts to minimize its interest rate exposure through the purchase of fixed rate interest rate swap contracts.

     (b) Portfolio Activities:

During the six months ended June 30, 1996, the Company generated proceeds of $7.7 million from the sales of owned transportation equipment. These net proceeds were placed in a collateral account as required by the senior loan facility agreement. In March 1996, the lender consented to the Company's request to release $1.9 million in funds from the cash collateral account relating to asset sales in 1996 and 1995. The request to release funds and the subsequent approval were based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

         Over the last four years, the Company has downsized the transportation equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     (c) Syndication Activities:

         On May 14, 1996, the Company's Board of Directors approved a decision to halt the syndication of transportation equipment leasing programs effective with the close of its then current offering, Professional Lease Management Income Fund I, on May 13, 1996. The Company will no longer be required to fund the front-end investment requirement of this no front-end fee structured program. From May 1995 through May 14, 1996, Fund I raised $100 million in equity investment from the public. The Company recognized a one-time $1.4 million charge in the second quarter of 1996 mainly related to severance pay associated with this decision to halt syndication activities.

         The Company earned fees from syndication activities related to EGF VII during the first four months of 1995. Total equity raised since inception for this partnership was $107.4 million through April 30, 1995, when the program closed. There will be no more equity raised for this partnership.

     (d) Commercial Equipment Leasing Activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. Lease originations funded through July 31, 1996, equal $50.6 million, on an original equipment cost basis. A portion of these leases has been financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases ($25.8 million) is sold to an offshore leasing investment program for which the Company serves as the Manager. Placement fees and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.

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

                           PART II - OTHER INFORMATION


         Item 1.   Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements.



         Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits

     10.1$27,000,000 Floating Rate Senior Secured Notes Agreement, dated as of June 28, 1996.

     10.2 Warehousing Credit Agreement among American Finance Group, Inc. and First Union National Bank of North Carolina, dated as of May 31, 1996.

     (B) Reports on Form 8-K

 May 15, 1996 - Announcement regarding PLM International to halt syndication and expand its trailer leasing business.

June 10, 1996 - Announcement regarding Allen V. Hirsch's termination of employment and resignation as a member of the Board of Directors of the Company.






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






          Date: August 5, 1996