Form 10-K
period 1996-12-31
PLM INTERNATIONAL INC
filed 1997-02-28
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-K

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1996.

         [  ]     Transition  Report  Pursuant to Section 13 or 15(d) of the
                  Securities  Exchange  Act of 1934 [No Fee Required]
                  For the transition period from              to

                          Commission file number 1-9670

                             PLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   94-3041257
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

One Market, Steuart Street Tower,
  Suite 800, San Francisco, CA                            94105-1301
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (415) 974-1399
                              --------------------
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $0.01 Par Value                  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 1997 was $29,660,546.

         The number of shares outstanding of the issuer's classes of common stock as of February 21, 1997: Common Stock, $0.01 Par Value -- 9,209,431 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                             PLM INTERNATIONAL, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                      Page
                                     Part I

Item 1         Business                                                 2
Item 2         Properties                                               9
Item 3         Legal Proceedings                                        9
Item 4         Submission of Matters to a Vote of Security Holders     10


                                     Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                   11
Item 6         Selected Financial Data                                 12
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13
Item 8         Financial Statements and Supplemental Data              24
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   24


                                    Part III

Item 10        Directors and Executive Officers of the Company         25
Item 11        Executive Compensation                                  25
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                        25
Item 13        Certain Relationships and Related Transactions          25


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                              25

                                     PART I

ITEM 1. BUSINESS

A.   Introduction

(i)  Background

PLM International, Inc. (PLM International or the Company or PLMI), a Delaware corporation, is a diversified equipment leasing company providing services to transportation, industrial and commercial companies both domestically and internationally. Through May 13, 1996, the Company also syndicated investment programs organized to invest primarily in transportation equipment. The Company operates and manages transportation, industrial and commercial equipment and related assets with an approximate cost of $1.3 billion for its own account and various investment partnerships and third party investors. An organization chart for PLM International indicating the relationships of significant active legal entities is shown in Table 1:

PLM International, Inc., a Delaware corporation.

Direct subsidiaries of PLM International, Inc.: PLM Financial Services, Inc., a Delaware corporation; PLM Railcar Management Services, Inc., a Delaware corporation; PLM Rental, Inc., a Delaware corporation; Aeromil Holdings, Inc., a California corporation; PLM Worldwide Management Services Limited, a Bermuda corporation; and American Finance Group, Inc., a Delaware corporation.

Direct subsidiaries of PLM Financial Services, Inc.: PLM Investment Management, Inc., a California corporation; PLM Securities Corp., a California corporation; and PLM Transportation Equipment Corporation, a California corporation.

Direct subsidiaries of PLM Worldwide Management Services Limited: Transportation Equipment Indemnity Company, Ltd., a Bermuda corporation; and PLM Railcar Management Services Canada, Ltd., an Alberta corporation.

Direct subsidiary of American Finance Group, Inc.: AFG Credit Corp. a Delaware corporation.

Note: all entities are 100%-owned except Aeromil Holdings, Inc., which is 80%-owned.

(ii) Description of Business

PLM International, a Delaware corporation formed on February 1, 1988, owns or manages a portfolio of transportation equipment, industrial and commercial equipment, and related assets consisting of approximately 80,000 individual items with a combined original cost of approximately $1.3 billion (refer to Table 2). The Company manages equipment and related assets for approximately 76,000 investors in various limited partnerships or investment programs.

                                     TABLE 2

                          EQUIPMENT AND RELATED ASSETS

                                December 31, 1996
                           (original cost in millions)


                                                                       Professional
                                                                     Lease Management   Equipment        Other
                                                                      Income Fund 1   Growth Funds     Investor
                                                            PLMI                                       Programs         Total
                                                         -------------------------------------------------------------------------


          Aircraft and aircraft engines                      $   17      $    45          $    377       $   2          $    441
          Marine vessels                                         --           16               213          --               229
          Railcars/locomotives                                   --           19               128          48               195
          Trailers/tractors                                      47           14                87          16               164
          Marine containers                                       3           --                88           6                97
          Mobile offshore drilling units (MODUs)                 --            7                18          --                25
          Commercial and industrial equipment                    91           --                --          --                91
          Other                                                  22            2                28           6                58
                                                           ------------------------------------------------------------------------

          Total                                              $  180      $   103          $    939       $  78          $  1,300
                                                           ========================================================================

(iii)           Owned Equipment

(a)  Transportation Equipment

The Company leases its owned transportation equipment to a wide variety of lessees. Certain equipment is leased and operated internationally. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry offering lease terms ranging from day-to-day to a term equal to the economic life of the equipment (full payout leases). Generally, leases for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International generally provides operating leases for its transportation equipment. This type of lease generally commands a higher lease rate than full payout leases because of the flexibility it affords the lessee. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income, and thus, to maximize the long-term return on investment in the equipment. In appropriate circumstances, certain equipment, mainly marine containers, is leased to utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

        With respect to trailer leasing activities, the Company markets over-the-road trailers through its subsidiary PLM Rental, Inc. (PLM Rental) on short-term leases through rental yards located in 10 major U.S. cities. These rental facilities provide the Company with a base of operations in selected markets to facilitate its operating lease strategy. The Company also markets intermodal trailers to railroads and shippers on short-term arrangements through a licensing agreement with a short-line railroad. In addition, the Company owns on-site storage units protected by a patented security system. In January 1997, the Company entered into an agreement to lease all of its storage equipment assets to a lessee for a five year period with a purchase option at the end of the lease.

        Over the past five years, on average, approximately 94.3% of all transportation equipment (owned and managed) was operating under a lease agreement or in PLM trailer rental yards.

(b)  Commercial and Industrial Equipment

The Company, through its American Finance Group, Inc. (AFG) subsidiary, serves the capital equipment financing needs of predominately investment-grade, Fortune 2000 companies. AFG originates and manages leases for new commercial and industrial equipment with lessees utilizing AFG's transaction-structuring capabilities to tailor financing solutions to meet the needs of its customers. The leases are generally mid-to longer term in nature, ranging from two to seven years, with AFG holding the residual position.

(iv) Subsidiary Business Activities

(a)  PLM Financial Services, Inc.

PLM Financial Services, Inc. (FSI) along with its primary subsidiaries: PLM Transportation Equipment Corporation (TEC); PLM Securities Corp. (PLM Securities); and PLM Investment Management, Inc. (IMI), focus on the management of investment programs, including limited liability companies, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. Depending on the objectives of the particular program, the programs feature various combinations of current cash flow and income tax benefits through investments in long-lived, low-obsolescence transportation and related equipment.

        FSI completed the offering of 17 public programs which have invested in diversified portfolios of transportation and related equipment. From 1986 through April of 1995, FSI offered the PLM Equipment Growth Fund (EGF) investment series. From 1995 through May 13, 1996, FSI offered the Professional Lease Management Income Fund I, L.L.C., a Limited Liability Company (Fund I), with a no front-end fee structure. Each of the EGF and Fund I programs is designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (i) distribution to investors and
(ii) reinvestment into additional used transportation equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors. Cumulative equity raised by PLM International for its affiliated investment programs is $1.7 billion.

        Due to the changes in the federal tax laws causing Publicly Traded Partnerships traded on a national exchange to be taxed as corporations after December 31, 1997, rather than treated as flow-through entities, the management of PLM International structured EGFs IV, V, VI, PLM Equipment Growth and Income Fund VII (EGF VII) and Fund I so that they will not be publicly traded, and EGFs I, II and III were delisted from the American Stock Exchange on April 8, 1996.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements

FSI earns revenues in connection with its management of the limited partnerships and private placement programs. During the syndication of each of the EGFs, placement fees and commissions representing approximately 9% of equity raised were generally earned upon the purchase by investors of partnership units. A significant portion of these placement fees was reallowed to the originating broker-dealer. Equipment acquisition, lease negotiation, and debt placement fees are generally earned through the purchase, initial lease, and financing of equipment, and are generally recognized as revenue when FSI has completed substantially all of the services required to earn the fees, generally when binding commitment agreements are signed.

         Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in the various agreements and are recognized as revenue as they are earned.

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

         FSI also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership's equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests, for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

         In  accordance   with  certain   investment   program  and  partnership
agreements, FSI received reimbursement for organization and offering costs incurred during the offering period. The reimbursement was generally between 1.5% and 3.0% of equity raised. The investment programs reimbursed FSI ratably over the offering period of the investment programs based on equity raised. In the event organizational and offering costs incurred by FSI as defined by the partnership agreement exceeded amounts allowed, the excess costs were capitalized as an additional investment in the related partnership and are being amortized until the projected start of the liquidation phase of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company

From 1995 through May 13, 1996, Fund I, a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the Manager for the program. There was no compensation paid to FSI or any of its subsidiaries for the organization and syndication of interests in Fund I, the acquisition of equipment, nor the negotiation of the leases by Fund I. FSI funded the cost of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. FSI is amortizing its investment in Fund I until the projected start of the liquidation phase of the program. In return for its investment, FSI is generally entitled to a 15% interest in the cash distributions and earnings of Fund I subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. FSI is also entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services it provides.

         FSI also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. When Fund I is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

         Fund I, which raised $100.0 million in equity through its May 13, 1996 closing date, is now in the equipment investment phase.

(b)  PLM Transportation Equipment Corporation

PLM Transportation Equipment Corporation (TEC) is responsible for the selection, negotiation and purchase, initial lease and re-lease, and sale of equipment. This process includes identification of prospective lessees, analyses of lessees' credit worthiness, negotiation of lease terms, negotiations with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment, preparation of debt offering materials, and negotiation of loans. TEC or its wholly-owned subsidiary, TEC AcquiSub, Inc., also purchase transportation equipment for PLM International's own portfolio and on an interim basis, for resale to various affiliated limited partnerships at cost or to third parties.

(c)  PLM Securities Corp.

PLM Securities Corp. (PLM Securities) formerly marketed investment programs through unaffiliated broker-dealers and financial planning firms throughout the United States. Sales of investment programs were not made directly to the public by PLM Securities. During 1996 and 1995, approximately 200 selected broker-dealer firms with over 20,000 agents sold investment units in Fund I and EGF VII. Royal Alliance Associates and Limsco/Private Ledger accounted for the sale of 12% and 11% of the units in Fund I, respectively, during 1996. In 1995, Wheat First Butcher Singer accounted for 15% of equity sales for units in EGF VII and Fund I. No other selected agent has accounted for the sale of more than 10% of the units in these investment programs during these periods. The marketing of the investment programs was supported by PLM Securities representatives who dealt directly with account executives of participating broker-dealers.

        During the marketing of the EGFs, PLM Securities earned a placement fee for the sale of investment units of which a significant portion was reallowed to the originating broker-dealer. Placement fees vary from program to program, but for EGF VII, PLM Securities received a fee of up to 9% of the capital contributions to the partnership, of which commissions of up to 8% were reallowed to the unaffiliated selling broker-dealer, with the difference being retained by PLM Securities. Fund I has a no front-end fee structure. FSI funded all organization costs and placement fees associated with the Fund I program which were capitalized as its investment. Thus, as of December 31, 1996, 100% of syndicated equity for Fund I was invested in equipment.

        PLM Securities raised investor equity totaling approximately $107.4 million for its EGF VII program through April 1995 when the program closed. PLM Securities raised investor equity totaling $100.0 million for its Fund I program through May 13, 1996 when the program closed. PLM Securities suspended syndication activities on May 14, 1996.

(d)  PLM Investment Management, Inc.

PLM Investment Management, Inc. (IMI) manages equipment owned by the Company and by investors in the various investment programs. The equipment consists of the following: aircraft (commercial, commuter, and corporate); aircraft engines; aircraft rotables; railcars; trailers (highway and intermodal, refrigerated, and non- refrigerated); modular buildings; marine containers (refrigerated and non-refrigerated); marine vessels (dry bulk carriers and product tankers); and mobile offshore drilling units (rigs). IMI is obligated to invoice and collect rents, arrange for maintenance and repair of the equipment, pay operating expenses, debt service, and certain taxes, determine that the equipment is used in accordance with all operative contractual arrangements, arrange insurance as appropriate, provide or arrange for clerical and administrative services necessary to the operation of the equipment, correspond with program investors, prepare quarterly and annual financial statements and tax information materials, and make distributions to investors. IMI also monitors equipment regulatory requirements, and compliance with investor program debt covenants and terms of the limited partnership agreements.

(e)  American Finance Group, Inc.

In 1995, the Company established a wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held Equis Financial Group (Equis). During 1995, the Company provided management services for investor programs of Equis for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of Equis' investor programs. Under the modified agreement the Company obtained the lease origination and servicing operations of Equis, and the rights to manage an institutional leasing investment program. Additionally, the agreement provided for AFG to receive software, computers and furniture that support the marketing and operations activities. The total cost to acquire the lease origination and servicing operation was $3.2 million. AFG is originating and managing lease transactions on new commercial and industrial equipment such as data processing, communications, materials handling and construction equipment, which are financed by a securitization facility, for the Company's own account, or sold to the institutional investment program or other investors. The majority of these leases are accounted for as direct finance leases. Periodically, AFG will use its short-term loan facility to finance the acquisition of the assets subject to these leases prior to sale or permanent financing by the securitization facility.

(f)  PLM Railcar Management Services, Inc.

PLM Railcar Management Services, Inc. (RMSI) markets and manages railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars on behalf of IMI.

(g)  PLM Worldwide Management Services Limited

PLM Worldwide Management Services Limited (WMS), a wholly-owned subsidiary of PLM, is a Bermuda-based holding company that serves as the parent of several PLM foreign operating entities and generates revenue from certain equipment leasing and brokering activities.

(h)  Transportation Equipment Indemnity Company, Ltd.

Transportation Equipment Indemnity Company, Ltd. (TEI), a wholly-owned subsidiary of WMS, is a Bermuda-based insurance company licensed to underwrite a full range of insurance products including property and casualty risk. TEI's primary objective is to minimize both the long-term and short-term cost of insurance coverages for all owned and managed equipment. A substantial portion of the risks underwritten by TEI are reinsured with unaffiliated underwriters.

(i)  PLM Railcar Management Services Canada, Limited.

PLM Railcar Management Services Canada, Limited, a wholly-owned subsidiary of WMS headquartered in Calgary, Alberta, Canada, provides fleet management services to the owned and managed railcars operating in Canada on behalf of IMI.

(j)  PLM Rental, Inc.

PLM Rental markets trailers and storage units owned by the Company and its affiliated investor programs on short-term and mid-term operating leases through a network of rental facilities. Presently, facilities are located in Atlanta, Chicago, Dallas, Detroit, Indianapolis, Kansas City, Miami, Newark, Orlando, and Tampa.

        All of the above subsidiaries are 100% owned directly or indirectly by PLM International.

(k)  Aeromil Holdings, Inc.

Aeromil Holdings, Inc. (Aeromil) is 80% owned by the Company (see Note 2 to the Consolidated Financial Statements). Aeromil owns several operating companies engaged in brokerage of corporate, commuter, and commercial aircraft and spare parts in international markets.

(v)  Equipment Leasing Markets

Within the equipment leasing industry, there are essentially three leasing markets: the full payout lease, short-term rental, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover the lessor's investment and to provide a return on the investment, is a common form of leasing. This type of lease is sometimes referred to, and qualifies as, a direct finance lease under United States generally accepted accounting principles and is accounted for by the lessee as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease versus purchase analysis which will take into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations.

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

        PLM International, its subsidiaries, and affiliated investment programs lease their transportation equipment primarily on mid-term operating leases and short-term rentals. Many of its leases are net operating leases. In a net operating lease, expenses such as insurance and maintenance are the responsibility of the lessee. The effect of entering into net operating leases is to reduce lease rates as compared to full-service lease rates for comparable lease terms. However, the overall profitability of net operating leases is more predictable and less risk is assumed over time as the lessees absorb maintenance costs which generally increase as equipment ages. Per diem rental agreements are used mainly on equipment in the Company's trailer and marine container rental operations. Per diem rentals for the most part require the Company to absorb maintenance costs which tend to increase as the equipment ages.

        AFG leases commercial and industrial equipment primarily on full payout and mid-term triple net leases to investment-grade companies. AFG also originates loans where it takes a security interest in the assets. Expenses such as insurance, taxes and maintenance are the responsibility of the lessee. The full payout leases AFG originates are classified as finance leases and the mid-term triple net leases are classified as operating leases. The term of these leases and loans is generally two to seven years depending on the equipment type. The lessee enters into full payout leases or mid-term triple net leases after a lease versus buy analysis where the utilization of the depreciation tax benefits of ownership, liquidity and cost of capital, financial reporting considerations, and capital budgeting constraints are evaluated. AFG leases have an average term of 42 months. Because the assets are subject to leases and loans to investment-grade companies, in the aggregate the payments represent a predictable cash stream with lower risk. Although AFG leases a wide range of commercial and industrial equipment, the lease portfolio was concentrated primarily in computers, materials handling, and retail store fixtures (including point-of-sale equipment) at December 31, 1996.

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

(vii)            Lessees

Lessees of equipment range from Fortune 2000 companies to small, privately-held corporations and entities. All (i) equipment acquisitions, (ii) equipment sales, and (iii) lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a Credit Committee. PLM Rental, which leases equipment primarily on short-term rentals, follows guidelines set by the Credit Committee in determining the credit worthiness of its respective lessees. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who alone do not have a financial condition satisfactory to the Credit Committee. No single lessee of the Company's equipment accounted for more than 10% of revenues for the year ended December 31, 1996 or December 31, 1995.

(viii) Competition

In connection with operating leases for transportation assets, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rent than the Company offers. However, lower lease rates can generally be offered for used equipment under operating leases than can be offered on similar new equipment under a full payout lease. The shorter length of operating leases also provides lessees with flexibility in their equipment and capital commitments.

         The Company also competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Company cannot offer such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

         The Company competes with many transportation equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Capital Corporation, Greenbrier Leasing Company, GATX Corporation, XTRA Corporation, and certain limited partnerships, some of which lease the same type of equipment.

         AFG, which leases new commercial and industrial equipment, competes with industrial finance companies, regional banks, and money center banks, in addition to captive and independent leasing companies. This includes, but is not limited to companies such as General Electric Capital, Caterpillar Financial, IBM Credit, AT&T Capital, Pitney Bowes, Comdisco, Charter One Bank, First Union National Bank, Bank of Boston, Signet Bank, ATEL, and Capital Associates. These companies all offer a wide array of financial products to the lessee which range from off balance sheet loans and synthetic leases to operating leases and vendor financing.

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

         Sales of investment programs had to be made in compliance with various complex federal and state securities laws. Failure to comply with provisions of these laws, even though inadvertent, could result in investors having rights of rescission or claims for damages.

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

(x)  Employees

As of February 21, 1997,  the Company and its  subsidiaries  had 157  employees.
None  of  the  Company's   employees   are  subject  to  collective   bargaining
arrangements. The Company believes employee relations are good.

ITEM 2.  PROPERTIES

At December 31, 1996, the Company owned transportation equipment and related assets and commercial and industrial equipment originally costing approximately $180 million. The Company's principal offices are located in leased office space at One Market, Steuart Street Tower, San Francisco, California. The Company or its subsidiaries also lease business offices in Boston, Massachusetts; Chicago, Illinois; and Calgary, Alberta, Canada. In addition, the Company or its subsidiaries lease trailer and/or storage equipment rental yard facilities in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Houston, Texas; Detroit, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Newark, New Jersey; Orlando, Florida; and Tampa, Florida. The Company's Aeromil subsidiary owns office space in Mudjimba, Queensland, Australia.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

        In November 1995, a former employee of PLM International (Plaintiff), filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers, and/or directors of PLM International. The Complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP and for interference with Plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of District Court's judgment. The briefing on this appeal was completed on February 18, 1997.

        The Company along with PLM Financial Services, Inc. (FSI), PLM Investment Management, Inc. (IMI), PLM Transportation Equipment Corporation
(TEC), and PLM Securities Corp. (PLM Securities), and collectively with PLMI, FSI, IMI, TEC, and PLM Securities (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. The Company is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

        The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) sponsored by PLM Securities, for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII. The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the NASD rules of fair practice by PLM Securities alone.

        Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades (under the ticker symbol "PLM") on the American Stock Exchange (AMEX). As of the date of this annual report, there are 9,209,431 common shares outstanding and approximately 8,525 shareholders of record.


         Table 3, below, sets forth the high and low prices of the Company's common stock for 1996 and 1995 as reported by the AMEX: TABLE 3

   Calendar Period                                                                  High             Low
  -------------------                                                             ---------        ---------

         1996
      1st Quarter                                                                 $   3.875          $   3.250
      2nd Quarter                                                                 $   3.813          $   3.250
      3rd Quarter                                                                 $   3.563          $   3.188
      4th Quarter                                                                 $   3.500          $   2.875

         1995
      1st Quarter                                                                 $   3.687          $   2.563
      2nd Quarter                                                                 $   3.563          $   2.750
      3rd Quarter                                                                 $   4.125          $   2.875
      4th Quarter                                                                 $   4.000          $   2.875

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

         In November 1995, the Company authorized the repurchase of up to $5.0 million of the Company's common stock and, pursuant to such authorization, in 1995 the Company repurchased 735,196 shares in private transactions for $2.6 million.

         During 1996, the Company repurchased 1.7 million shares of its common stock for $6.5 million. These repurchases completed the $5.0 million common stock repurchase program announced in November 1995, as well as an additional repurchase of $3.7 million authorized by the Company's Board of Directors in July 1996.

          Additional future repurchases may be made in the open market or through private transactions.

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

Years Ended December 31,
(in thousands except per share amounts)

                                                         1996            1995            1994            1993             1992
                                                     -------------------------------------------------------------------------------
         Results of Operations:

Revenue                                              $   51,545      $    60,073      $    53,715      $   67,431       $  38,797
Income (loss) before income taxes                    $    3,893      $     7,868      $    (5,579 )    $    7,737       $ (33,918 )
Net income (loss) before cumulative
  effect of accounting change                        $    4,095      $     6,048      $    (1,511 )    $    6,282       $ (18,231 )
Cumulative effect of accounting change               $       --      $        --      $    (5,130 )    $       --       $      --
Net income (loss) to common shares                   $    4,095      $     6,048      $    (9,071 )    $    1,432       $ (25,271 )
Per common share:
  Net income (loss)                                  $     0.40      $      0.51      $     (0.73 )    $     0.14       $   (2.41 )
Financial position:
  Total assets                                       $  198,749      $   126,213      $   140,372      $  217,720       $ 255,404
  Long-term recourse debt                                43,618      $    47,853      $    60,119      $  129,119       $ 171,470
  Long-term nonrecourse debt                         $   45,392      $        --      $        --      $       --              --
  Shareholders' equity                               $   46,320      $    48,620      $    45,695      $   51,133       $  44,719


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Years Ended December 31, 1996 and 1995

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, and storage equipment at December 31, 1996, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

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

                  On May 14, 1996, the Company announced the suspension of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I. As a result of this decision, revenues earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

        The Company is engaged in the funding and management of longer-term direct finance leases, operating leases, and loans through its AFG subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. This is an important new growth area for the Company. The investment in AFG permits the Company to apply much of the same accounting, finance, and management experience gained from its many years in the transportation sector. Through AFG, the Company is also engaged in the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees.

        The following analysis summarizes the operating results of the Company:

Revenue:

                                                                   1996           1995
                                                               ----------------------------
                                                                     (in thousands)

   Operating leases                                             $    18,180      $   23,919
   Management fees                                                   10,971          11,197
   Partnership interests and other fees                               3,811           4,978
   Acquisition and lease negotiation fees                             6,610           6,659
   Finance lease income                                               4,186              --
   Commissions                                                           --           1,322
   Aircraft brokerage and services                                    2,903           5,022
   Gain on the sale or disposition of assets, net                     2,282           4,912
   Other                                                              2,602           2,064
                                                                ------------------------------
     Total revenues                                             $    51,545      $   60,073


        The fluctuations in revenues for 1996 from 1995 are summarized and explained below.

Operating lease revenue:

                                                              1996           1995
                                                          ----------------------------
                                                                 (in thousands)
   By equipment type:
     Trailers                                              $     8,004      $    10,582
     Aircraft                                                    4,444            6,465
     Marine vessels                                                 --            1,304
     Mobile offshore drilling unit                                 123               --
     Marine containers                                             392              635
     Storage equipment                                           1,076            1,056
     Railcars                                                       99            1,584
     Commercial and industrial equipment                         4,042            2,293
                                                           -------------------------------
                                                           $    18,180      $    23,919


As of December 31, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $74.6 million, which was $39.1 million less than the original cost of equipment owned and held for operating leases or held for sale at December 31, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets resulting in a 100% reduction in its marine vessel fleet and railcar portfolio, a 34% net reduction in its marine container portfolio, a 67% net reduction in its aircraft portfolio, and a 12% net reduction in its trailer portfolio, compared to 1995. The reduction in equipment available for lease is the primary reason marine vessel, railcar, trailer, marine container, and aircraft revenues were all reduced as compared to the prior year. In addition, trailer lease revenue decreased due to lower utilization. Mobile offshore drilling unit (rig) revenue increased $0.1 million in 1996 due to the purchase of the rig held for sale to an affiliated program during the fourth quarter of 1996.

        The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease was partially offset by a $1.7 million increase in operating lease revenues generated by commercial and industrial equipment leases on $15.9 million of purchased equipment retained and revenues generated on leased equipment purchased for $30.7 million prior to being sold to third parties.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $11.0 million for 1996, compared to $11.2 million in 1995. Although management fees related to Fund I and management fees related to the institutional leasing investment program managed by the Company's AFG subsidiary increased, management fees from the remaining older programs decreased due to a net decrease in managed equipment, a decrease in lease rates for certain types of equipment in those programs and the elimination of management of the Equis programs. With the termination of syndication activities, management fees are expected to decrease in the future as older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by increased management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $2.7 million and $3.3 million for the years ended December 31, 1996 and 1995, respectively. In addition, net increases of $0.8 million and $1.7 million in the Company's recorded residual values were recorded during the years ended December 31, 1996 and 1995, respectively. In 1996, the equity interest recorded was impacted by $1.8 million in residual income recorded for Fund I equipment purchases, offset partially by decreases in residual values related to dispositions of equipment in certain of the Equipment Growth Funds. In 1995, the equity interest recorded was impacted by $2.2 million in residual income recorded for Fund I equipment purchases, and $0.9 million in residual income from the Equis programs, offset partially by a decrease in residual income related to other existing programs. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. In 1996, the Company also earned $0.3 million in liquidation sales fees for the sales of managed equipment.

Acquisition and lease negotiation fees:

During the year ended December 31, 1996, a total of $105.7 million of equipment was purchased on behalf of the Equipment Growth Funds compared to $100.0 million during 1995, resulting in a $0.3 million increase in acquisition and lease negotiation fees. This increase was offset by a $0.3 million decrease in acquisition and lease negotiation fees related to AFG purchases for managed programs. As a result of the Company's decision to suspend syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Finance lease income:

         The Company earns finance lease income for certain leases originated by its AFG subsidiary which are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. During 1996, the Company earned direct finance lease income on average equipment purchases of $37.6 million, financed by both short-term secured debt and a nonrecourse securitization facility. These direct finance leases resulted in $4.2 million in earned income for 1996, which represented income earned on the lease payment stream. There were no similar transactions in 1995.

Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the Equipment Growth Funds, earned upon the sale of partnership units to investors. During 1996, there was no program equity raised for the Equipment Growth Funds compared to $14.6 million of equity raised during 1995, resulting in a $1.3 million decrease in placement commissions. The Company closed EGF VII syndication activities on April 30, 1995. As a result of the Company's decision to suspend syndication of equipment leasing programs on May 14, 1996, and because Fund I had a no front-end fee structure, commission revenue has been eliminated since the close of EGF VII.

Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $2.1 million in 1996, from 1995. The decrease was attributable to the sale of the subsidiary's ownership interest in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

Gain on the sale or disposition of assets, net:

         The $3.0 million in net gains recorded during 1996 resulted mainly from the sale or disposition of 8 commuter aircraft, 2 commercial aircraft, 267 marine containers, 85 railcars, 157 storage units, and 525 trailers and from $0.9 million in gains related to AFG equipment sales. Gains for 1996 were partially offset by adjustments totaling $0.7 million to write down the net book value of certain commuter aircraft ($0.4 million) and certain trailers ($0.3 million) to their estimated market value. A $5.6 million net gain was recorded during the year ended December 31, 1995 which included gains from the sale of 3 option contracts for railcar equipment and the disposition of 1 marine vessel, 645 marine containers, 2 commercial aircraft, 2 commuter aircraft, 4 helicopters, 318 railcars, 37 storage equipment units, and 525 trailers. Additionally during 1995, the Company purchased and sold 3 off-lease commuter aircraft for an aggregate gain of $0.5 million, net of selling costs, and adjustments totaling $1.2 million were recorded to write down the net book value of certain aircraft to their estimated market value.

Other:

         Other revenues increased $0.5 million in the year ended December 31, 1996, from 1995, due to increased underwriting income, brokerage fees, and financing income.

Costs, Expenses, and Other:


                                                                            1996           1995
                                                                        ----------------------------
                                                                              (in thousands)

   Operations support                                                    $   21,795       $   26,001
   Depreciation and amortization                                             11,318            8,616
   Commissions                                                                   --            1,416
   General and administrative                                                 7,756           10,539
   Interest expense                                                           7,341            7,110
   Interest income                                                            1,228            1,973
   Other expense, net                                                           670              496


Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, costs of goods sold, and equipment remarketing costs) decreased $4.2 million (16%) for the year ended 1996, from 1995. The decrease resulted from a $1.7 million decrease in operating, cost of sales, and repair and maintenance costs due to the sale of the Company's transportation equipment and due to the sale of the Company's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively, a $5.0 million decrease in compensation and bonus expense due to headcount reductions, and higher compensation expense in 1995 (primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995), offset partially by a one-time $1.4 million charge related to the termination of syndication activities, a $0.3 million increase in bad debt expense, and a $0.8 million decrease in allocated expenses to the Equis programs (as the Company is no longer managing these programs) in 1996.

Depreciation and amortization:

         Depreciation and amortization expense increased $2.7 million (31%) for the year ended 1996, as compared to 1995. The increase resulted from amortization of costs associated with AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable equipment discussed in the operating lease revenue section.

Commissions:

         Commission expenses are incurred by the Company primarily in connection with the syndication of investment partnerships and represented payments to brokers and financial planners for sales of investment program units. Commission expenses for 1996 decreased $1.4 million (100%) from 1995. The reduction is the result of no syndicated equity raised for the Equipment Growth Funds during 1996, versus $14.6 million in syndicated equity raised for the Equipment Growth Funds during 1995. Commission costs related to Fund I were capitalized as part of the Company's investment in the program. With the termination of syndication activities, there will be no more commission costs incurred in the future.

General and administrative:

         General and administrative expenses decreased $2.8 million (26%) during the year ended 1996, compared to 1995. The decrease resulted from a $1.0 million decrease in compensation expenses primarily related to terminated employees and lower 1996 bonus expense (primarily related to the compensation of employees during 1995 for lost benefits resulting from the termination of the 401(k)
plan), a $0.3 million decrease in estimated accruals, a $0.7 million decrease in professional services expenses, and a $0.8 million decrease in administrative expenses.

Interest expense:

         Interest expense increased $0.2 million (3%) during the year ended 1996, compared to 1995, mainly due to an increase in borrowings on the nonrecourse securitization facility, the new senior secured notes facility, and the short-term equipment acquisition loan facility, offset partially by the retirement of the subordinated debt and the $10.0 million reduction of the senior secured loan.

Interest income:

         Interest income decreased $0.7 million (38%) in the year ended December 31, 1996, compared to 1995 from a reduction in interest income earned on the Employee Stock Ownership Plan (ESOP) cash collateral account due to the termination of the Company's ESOP and due to a decrease in interest income as a result of lower average cash balances in 1996 compared to 1995.

Other expense, net:

Other expense, net was $0.7 million during the year ended December 31, 1996, compared to $0.5 million in 1995. During 1996, the Company prepaid the remaining $8.6 million balance of its subordinated debt and $10.0 million of its senior secured loan and wrote off the associated loan fees and incurred prepayment penalties totaling $1.0 million, which were partially offset by other income of $0.4 million due to the sale of 32 wind turbines in 1996 which had previously been written off. Other expense, net was $0.5 million in the year ended December 31, 1995 due mainly to loan fees of $1.1 million related to the early retirement of $11.5 million of the Company's subordinated debt, offset partially by collection of an account receivable that had previously been written off.

Income taxes:

The Company recognized a benefit for income taxes in 1996 of $0.2 million that was the result of several items of a non-recurring nature. These items included adjustments that reduced income tax expense relating to 1) differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed, and 2) changes in state tax apportionment factors used to record deferred taxes. In both 1996 and 1995, the Company's income tax rate included the benefit of certain income earned from foreign activities which has been permanently invested (see Note 13 to the consolidated financial statements.) For 1995, the provision for income taxes was $1.8 million, which represented an effective rate of 23%.

Net income:

         As a result of the foregoing, year ended 1996 net income was $4.1 million resulting in net income per common share of $0.40. For the year ended 1995, net income was $6.0 million resulting in net income per common share of $0.51.


Comparison of the Company's Operating Results for the Years Ended December 31, 1995 and 1994

The following analysis reviews the operating results of the Company:

Revenue:

                                                                   1995           1994
                                                               ----------------------------
                                                                     (in thousands)

   Operating leases                                             $    23,919      $   28,748
   Management fees                                                   11,197          11,189
   Partnership interests and other fees                               4,978           3,101
   Acquisition and lease negotiation fees                             6,659           4,223
   Commissions                                                        1,322           4,939
   Aircraft brokerage and services                                    5,022           4,624
   Gain (loss) on the sale or disposition of assets, net              4,912          (4,411 )
   Other                                                              2,064           1,302
                                                                ------------------------------
     Total revenues                                             $    60,073      $   53,715


Each component is explained below.

Operating lease revenue:

                                                              1995           1994
                                                          ----------------------------
                                                                 (in thousands)
   By equipment type:
     Trailers                                              $    10,582      $    14,268
     Aircraft                                                    6,465            9,319
     Marine vessels                                              1,304            3,211
     Marine containers                                             635              941
     Storage equipment                                           1,056              749
     Railcars                                                    1,584              260
     Commercial and industrial equipment                         2,293               --
                                                           -------------------------------
                                                           $    23,919      $    28,748

         As of December 31, 1995, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $113.6 million, which was $57.9 million less than the original cost of equipment owned and held for operating leases or held for sale at December 31, 1994. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming assets resulting in a 100% reduction in its marine vessel fleet, a 54% net reduction in its marine container portfolio, a 29% net reduction in its aircraft portfolio, a 13% net reduction in its trailer portfolio, a 6% net reduction in its storage equipment portfolio, and a 93% reduction in its railcar portfolio compared to 1994. Operating lease revenue was also impacted by the level of assets held for sale and AFG lease originations which earned lease revenue for short-term periods before sale in 1995.

        The reduction in equipment available for lease is the primary reason marine vessel, trailer, marine container, and aircraft revenues were all reduced as compared to the prior year. The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $2.3 million increase in operating lease revenues generated by AFG-related leases, a $1.3 million increase in railcar lease revenues, and a $0.3 million increase in storage equipment revenues. The increase in railcar revenue of $1.3 million for the year ended 1995 is comprised primarily of revenues on railcars acquired by the Company of which the majority had been sold to both affiliated programs and third parties as of December 31, 1995. Storage equipment revenue increased $0.3 million for the year ended December 31, 1995, compared to 1994, due to additions of $0.6 million in new storage equipment during the fourth quarter of 1994.

Management fees:

                                                                                                              Year
                                                                                                          Liquidation
                                                                           1995         1994         Phase Begins
                                                                        ---------------------------------------------
                                                                             (in thousands)
   Management fees by program were:

   EGF I                                                                $    1,318      $    1,482             1998
   EGF II                                                                      818           1,153             1999
   EGF III                                                                   1,137           1,788             2000
   EGF IV                                                                    1,064           1,183             1999
   EGF V                                                                     1,767           2,097             2001
   EGF VI                                                                    1,775           1,760             2002
   EGF VII                                                                     971             500             2004
   Fund I                                                                      343              --             2005
   AFG programs                                                              1,483              --               --
   Other programs                                                              521           1,226               --
                                                                        ---------------------------
                                                                        $   11,197      $   11,189

         The original cost of the equipment under management, excluding equipment managed under the Equis programs, amounted to $1.11 billion and $1.07 billion at December 31, 1995 and 1994, respectively. Management fees were $11.2 million in both 1995 and 1994. Although management fees generated by gross revenues from the Equipment Growth Funds and other programs decreased $1.8 million in 1995 from 1994 due to net decreases in managed equipment and a decrease in lease rates for certain types of equipment, these decreases were offset by a $1.5 million increase from the January 1995 agreement with Equis to provide management services to their existing investor programs and from a $0.3 million increase in management fees generated by the Fund I program.

Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated partnerships. The net earnings and distribution levels from the affiliated partnerships were $3.3 million and $3.6 million for the years ended December 31, 1995 and 1994, respectively. In addition, a net increase in the Company's recorded residual values of $1.7 million and a net decrease of $0.7 million were recorded during the years ended December 31, 1995 and 1994, respectively. In 1995, the equity interest recorded was impacted by net increases of $1.7 million in the Company's recorded residual values which included $2.2 million in residual income recorded for Fund I equipment purchases, and $0.9 million in residual income from the Equis programs, offset partially by a decrease in residual income related to other existing programs. A $0.7 million net decrease in residual values was recorded for the same period in 1994. Residual income is recognized on residual interests based upon the general partners' share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. During the year ended December 31, 1994, the Company also recorded $0.2 million in debt financing fees earned for debt placed in affiliated partnerships.

Acquisition and lease negotiation fees:

During the year ended December 31, 1995, a total of $100.0 million of equipment was purchased on behalf of the Equipment Growth Funds compared to $78.2 million during 1994, resulting in a $1.2 million increase in acquisition and lease negotiation fees. In addition, $1.2 million in acquisition and lease negotiation fees were generated by AFG-related purchases during the year ended December 31, 1995. There were no AFG-related transactions during 1994.

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

Gain (loss) on the sale or disposition of assets, net:

         A $5.6 million net gain recorded during the year ended December 31, 1995 included gains from the sale of 3 option contracts for railcar equipment and the disposition of 1 marine vessel, 645 marine containers, 2 commercial aircraft, 2 commuter aircraft, 4 helicopters, 318 railcars, 37 storage equipment units, and 525 trailers. Additionally during 1995, the Company purchased and sold 3 off-lease commuter aircraft for an aggregate gain of $0.5 million, net of selling costs, and recorded adjustments totaling $1.2 million to reduce the estimated net realizable value of certain aircraft. A $0.2 million net loss for the same period in 1994 resulted from the sale or disposition of trailers and marine containers, partially offset by net gains on the sale of 11 aircraft and 1 marine vessel. Additionally during 1994, the Company recorded adjustments to the estimated net realizable values of certain equipment totaling $4.2 million consisting of certain aircraft ($2.1 million), trailers ($1.1 million), storage vaults ($0.2 million), containers ($0.1 million), and 1 marine vessel ($0.7 million).

Other:

         Other revenues increased $0.8 million in the year ended December 31, 1995, from 1994, due to an increase in revenue earned for data processing services provided to the Company's affiliated programs.

Costs, Expenses, and Other:


                                                                            1995           1994
                                                                        ----------------------------
                                                                              (in thousands)

   Operations support                                                    $   26,001       $   23,510
   Depreciation and amortization                                              8,616           12,135
   Commissions                                                                1,416            5,192
   General and administrative                                                10,539           10,366
   Interest expense                                                           7,110            9,777
   Interest income                                                            1,973            3,744
   Other expense, net                                                           496            2,058

Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) increased $2.5 million (11%) for the year ended 1995, from 1994. The increase resulted from $5.5 million in costs associated with the operation of AFG, a $1.1 million increase in Aeromil expenses due to higher operational expenses in the current year, a $0.4 million increase in accrued compensation expense primarily to compensate employees for lost benefits resulting from the termination of the Company's 401(k) plan, and a $0.2 million increase in accrued severances due to employee terminations, offset partially by a $2.5 million decrease in operating costs and repair and maintenance expenses due to the sale of the entire owned marine vessel portfolio and other equipment, a $0.6 million decrease in expenses absorbed by the Company for rental yard operations due to the sale of trailers in 1994 and 1995, a $0.7 million decrease in the provision for bad debts, and a $0.9 million decrease in compensation expenses booked in 1994 related to the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6).

Depreciation and amortization:

         Depreciation and amortization expense decreased $3.5 million (29%) for the year ended 1995, as compared to 1994. The decrease resulted from the reduction in depreciable equipment discussed in the operating lease revenue section.

Commissions:

         Commission expenses are incurred by the Company primarily in connection with the syndication of investment partnerships and represent payments to brokers and financial planners for sales of investment program units. Commissions were also paid to certain of the Company's employees directly involved in syndication and leasing activities. Historically, commission costs related to the Equipment Growth Funds were expensed as incurred. Since syndication efforts related to EGF VII ended, commission expense for the year ended December 31, 1995 decreased $3.8 million (73%) from 1994. Commission costs related to Fund I were capitalized as part of the Company's investment in the Fund I program as equity was raised for Fund I and commissions were paid.

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

        During 1994, the Company elected to adopt SOP 93-6 which had a significant impact on the Company's presentation of interest income, income taxes, and preferred dividends. SOP 93-6 required the change in accounting principle to be reflected as of January 1, 1994 (refer to Note 15 to the Consolidated Financial Statements).

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

        Liquidity beyond 1996 will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing sponsored programs, effectiveness of cost control programs, possible additional equipment sales, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

(a)  Debt Financing:

Senior Debt: The Company's $25.0 million senior loan with a syndicate of insurance companies provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of December 31, 1996, the cash collateral balance was $13.2 million. The facility requires quarterly interest only payments through March 31, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997, through termination of the loan in June 2001.

Senior Notes: On June 28, 1996, the Company closed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. The facility bears interest at LIBOR plus 240 basis points. As of February 21, 1997, the Company had borrowed $18.0 million under this agreement. The Company has pledged substantially all of its management, acquisition and lease negotiation fees, data processing fees, and certain partnership distributions as collateral to the facility. The facility requires quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term equipment acquisition loan facility. During 1996, the availability of this facility was extended until October 31, 1997.

         This bridge  facility,  which is shared  with  Equipment  Growth  Funds
(EGFs) IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold transportation assets under this bridge facility for up to 150 days. Assets to be transferred to the securitization facility have no preset time limit. Interest accrues at prime or LIBOR plus 2.0% at the option of the borrower at the time of the advance under the facility. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of February 21, 1997, the Company had $41.9 million in borrowings, and EGF V had $1.5 million in outstanding borrowings under this facility.

Securitized Debt: The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis secured by direct finance leases, operating leases and loans which generally have terms of two to seven years. The facility is available for a one year period expiring July 1997. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasury rates plus 1%. As of February 21, 1997, there were $47.7 million in borrowings outstanding under this facility.

Interest Rate Swap Contracts: The Company has entered interest rate swap agreements in order to manage the interest rate exposure associated with its securitized debt. The swap agreements have remaining terms averaging 4.7 years, corresponding to the terms of the related debt. Under the agreements, the Company makes payments to counterparties at fixed rates and in return receives payments based on variable rates indexed to LIBOR. At December 31, 1996, a notional amount of $47.8 million of interest rate swap agreements effectively fixed interest rates between 7.42% and 8.67% on such obligations. Interest expense was increased by $76,000 due to these arrangement in 1996. The notional amounts of the swaps do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of the swaps. Rather, the amounts exchanged are based on interest rates applied to the notional amounts.

     (b) Portfolio Activities:

During 1996, the Company generated proceeds of $19.5 million from the sale of owned transportation equipment. These net proceeds were placed in a collateral account as required by the senior loan facility agreement. During 1996, $17.3 million in funds were released to the Company from the cash collateral account relating to asset sales in 1996 and 1995. On October 1, 1996, $10.0 million of the released collateral was used to pay down all of the floating rate portion of its senior loan. The remaining released collateral was used for general corporate purposes. The funds were released based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio. As of December 31, 1996, $13.2 million was on deposit in the cash collateral account.

                  Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     (c) Syndication Activities:

         On May 14, 1996, the Company's Board of Directors approved the suspension of syndication of transportation equipment leasing programs effective with the May 13, 1996 close of its then current offering, Professional Lease Management Income Fund I. The Company will no longer be required to fund the front-end investment requirement of this no front-end fee structured program. From May 1995 through May 13, 1996, Fund I raised $100 million in equity investment from the public. The Company recognized a one-time $1.4 million charge in the second quarter of 1996 mainly related to employee severance pay associated with this decision to suspend syndication activities.

                  The Company earned fees from syndication activities related to EGF VII during the first four months of 1995. Total equity raised for this partnership was $107.4 million through April 30, 1995, when the program closed. There will be no more equity raised for this partnership.

     (d) Commercial and Industrial Equipment Leasing Activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. AFG also originates loans where it takes a security interest in the assets. Lease and loan originations funded through February 21, 1997, equal $155.2 million, on an original equipment cost basis. A portion of these transactions has been financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases is sold to an institutional leasing investment program for which the Company serves as the manager ($31.2 million) or to third parties ($25.1 million). Acquisition fees and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.

                  Management believes that through debt and equity financing, possible sales of transportation equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

     Inflation

     There was no significant impact on the Company's operations as a result of inflation during 1996, 1995, or 1994.

Geographic Information

For a discussion of the geographic information, refer to Note 19 to the Consolidated Financial Statements.

New Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements, refer to Note 1 to the Consolidated Financial Statements.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Trends

The Company continues to seek opportunities for new businesses, markets, and acquisitions. During 1995, the Company established its AFG subsidiary, and in 1996 entered into an agreement with Equis Financial Group (Equis) to obtain its lease origination and servicing operations, and the rights to manage a significant offshore investment program. Additionally, the agreement provided for AFG to acquire software, computers and furniture that support the marketing and operations activities. AFG is engaged in the funding and management of longer-term direct finance-type leases, operating leases and loans. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. AFG also is engaged in the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees. During 1996, AFG originated $150.0 million in leasing and loan transactions of which $96.9 million was for the Company's account. This is an important new growth area for the Company. In the future, the Company intends to continue to develop the portfolio of its AFG subsidiary.

        Going forward, the Company will also concentrate on expanding its current trailer leasing and management operations through its PLM Rental, Inc. subsidiary. PLM Rental is currently the largest short-term, on-demand refrigerated trailer rental operation in North America, and the Company believes there are new opportunities in the refrigerated and other trailer leasing markets.

        During 1996, the Company announced the suspension of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I. As a result of this decision, revenues earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

        The Company has continued to selectively reduce the size of its owned transportation equipment portfolio over the past year. In 1996, the Company sold $39.1 million (of which $0.9 million was included in assets held for sale as of December 31, 1995), based on original cost, of its owned transportation equipment, and the Company expects to continue to sell equipment in 1997 and beyond, as market conditions dictate it is appropriate. As a result of the reduction in owned equipment, the Company's operating lease revenues are expected to continue to decrease as well as the associated depreciation, operating, and repair and maintenance costs. However, the Company has used the proceeds from equipment sales and cash from operations to reduce senior and subordinated outstanding indebtedness by $25.0 million over the last three years, resulting in reduced interest costs. These reductions will help offset the increased borrowing activity associated with the expansion of the AFG lease portfolio. In addition, the reduction in transportation equipment lease revenue will be offset by increases in commercial and industrial equipment lease revenue generated by AFG.

        The Company continues to benefit from cost reduction measures, principally reflecting reductions in total Company staffing implemented during 1995 and 1996, which are resulting in lower operations support and general and administrative expenses.

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

(b)  Reports on Form 8-K Filed in Last Quarter of 1996

             None

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

10.2 $27,000,000 Floating Rate Senior Secured Notes Agreement, dated as of June 28, 1996, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 1996.

10.3 Warehousing Credit Agreement among American Finance Group, Inc. and First Union National Bank of North Carolina, dated as of May 31, 1996, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 1996.

10.4 Amended and Restated Warehousing Credit Agreement among TEC AcquiSub Inc. and First Union National Bank of North Carolina, dated as of September 27, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.5 Form of Employment contracts for executive officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.6 Rights Agreement, as amended, filed with Forms 8-K, on March 12, 1989, August 12, 1991, and January 23, 1993, and
                   incorporated herein by reference.

10.7 Directors' 1992 Non-qualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.8 Form of Company Non-qualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.9 Directors' 1995 Non-qualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 1995.

10.10              PLM  International,  Inc.  Mandatory  Management  Stock Bonus
                   Plan.

10.11 Form of Executive Deferred Compensation Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.12 Asset Purchase Agreement, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.13 Pooling and Servicing Agreement and Indenture of Trust, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.14 Office Lease for premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

10.15 First Amendment to Amended and Restated Warehousing Credit Agreement among TEC AcquiSub Inc. and First Union National Bank of North Carolina, dated as of May 31, 1996.

10.16 Second Amendment to Amended and Restated Warehousing Credit Agreement among TEC AcquiSub Inc. and First Union National Bank of North Carolina, dated as of November 5, 1996.

10.17 First Amendment to Amended and Restated Warehousing Credit Agreement among American Finance Group Inc. and First Union National Bank of North Carolina, dated as of November 5, 1996.

10.18 First Amendment to $27,000,000 Floating Rate Senior Secured Notes Agreement, dated as of July 12, 1996.

10.19 Fourth Amendment to Senior Secured Note Agreement, dated as of February 10, 1996, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1996.

10.20              Fifth Amendment to Senior Secured Note Agreement, dated as of
                   June 28, 1996.

10.21 Sixth Amendment to Senior Secured Note Agreement, dated as of September 15, 1996.

10.22 Seventh Amendment to Senior Secured Note Agreement, dated as of November 15, 1996.

10.23 Sublease Agreement for premises at One Market, San Francisco, California, dated as of August 1, 1996.

11.1               Statement regarding computation of per share earnings.

21.1               Subsidiaries of the Company.

23.1               Consents of Independent Auditors.

24.1               Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 24, 1997                     PLM International, Inc.



                                             By:   /s/ J. Michael Allgood
                                                   ------------------------
                                                   J. Michael Allgood
                                                   Vice President and
                                                   Chief Financial Officer

                                             By:   /s/ Robert N. Tidball
                                                   ------------------------
                                                   Robert N. Tidball
                                                   Director, President and
                                                   Chief Executive Officer

                                             By:   /s/ David J. Davis
                                                   ---------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.



  *                                      Director, Senior     February 24, 1997
  -------------------------------------  Vice President
  Douglas P. Goodrich


  *                                      Director             February 24, 1997
  -------------------------------------
  Walter E. Hoadley


  *                                      Director             February 24, 1997
  -------------------------------------
  J. Alec Merriam


  *                                      Director             February 24, 1997
  -------------------------------------
  Robert L. Pagel


  *                                      Director             February 24, 1997
  ------------------------------------
  Harold R. Somerset

  * Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                    /s/ Stephen Peary
                                                    --------------------
                                                    Stephen Peary
                                                    Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))




Description                                                         Page

Independent Auditors' Report                                         30

Consolidated Statements of Operations for Years Ended
  December 31, 1996, 1995, and 1994                                  31

Consolidated Balance Sheets as of December 31, 1996 and 1995         32

Consolidated Statements of Changes in Shareholders' Equity
  for Years Ended December 31, 1996, 1995, and 1994                  33

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1996, 1995, and 1994                          34-35

Notes to Consolidated Financial Statements                         36-53





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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in Note 15 to the financial statements, the Company changed its method of accounting for its Employee Stock Ownership Plan in 1994.




/S/ KPMG PEAT MARWICK LLP
---------------------------

SAN FRANCISCO, CALIFORNIA
FEBRUARY 24, 1997

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
                    (in thousands, except per share amounts)



                                                                             1996            1995             1994
                                                                         ----------------------------------------------
   Revenues:
     Operating leases (Note 7)                                           $   18,180       $   23,919      $   28,748
     Management fees (Note 6)                                                10,971           11,197          11,189
     Partnership interests and other fees (Note 6)                            3,811            4,978           3,101
     Acquisition and lease negotiation fees (Note 6)                          6,610            6,659           4,223
     Finance lease income (Note 3)                                            4,186               --              --
     Commissions (Note 6)                                                        --            1,322           4,939
     Aircraft brokerage and services (Note 2)                                 2,903            5,022           4,624
     Gain (loss) on the sale or disposition of assets, net                    2,282            4,912          (4,411 )
     Other                                                                    2,602            2,064           1,302
                                                                         ----------------------------------------------
       Total revenues                                                        51,545           60,073          53,715

   Costs and expenses:
     Operations support (Note 17)                                            21,795           26,001          23,510
     Depreciation and amortization                                           11,318            8,616          12,135
     Commissions                                                                 --            1,416           5,192
     General and administrative (Note 17)                                     7,756           10,539          10,366
                                                                         ----------------------------------------------
       Total costs and expenses                                              40,869           46,572          51,203
                                                                         ----------------------------------------------

   Operating income                                                          10,676           13,501           2,512

   Interest expense                                                           7,341            7,110           9,777
   Interest income                                                            1,228            1,973           3,744
   Other expense, net                                                           670              496           2,058
                                                                         ----------------------------------------------
   Income (loss) before income taxes                                          3,893            7,868          (5,579 )

   (Benefit from) provision for income taxes (Note 13)                         (202 )          1,820          (4,068 )
                                                                         ----------------------------------------------

   Net income (loss) before cumulative effect of
     accounting change                                                        4,095            6,048          (1,511 )

   Cumulative effect of accounting change (Note 15)                              --               --          (5,130 )
                                                                         ----------------------------------------------

   Net income (loss)                                                          4,095            6,048          (6,641 )

   Preferred dividend imputed on allocated shares                                --               --           2,430
                                                                         ----------------------------------------------

   Net income (loss) to common shares                                    $    4,095       $    6,048      $   (9,071 )
                                                                         ==============================================

   Earnings (loss) per common share outstanding                          $     0.40       $     0.51      $    (0.73 )
                                                                         ==============================================










                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,
                      (in thousands, except share amounts)


                                     ASSETS

                                                                                              1996            1995
                                                                                          -----------------------------

   Cash and cash equivalents                                                               $    7,638      $   13,764
   Receivables                                                                                  5,286           4,931
   Receivables from affiliates (Note 6)                                                         6,019           8,690
   Investment in direct finance leases, net (Note 3)                                           69,994              --
   Loans receivable                                                                             5,718              --
   Assets held for sale (Note 5)                                                                6,222             719
   Equity interest in affiliates (Note 6)                                                      30,407          27,566
   Equipment held for operating leases (Note 7)                                                82,476         112,732
     Less accumulated depreciation                                                            (44,052 )       (64,892 )
                                                                                           -----------------------------
                                                                                               38,424          47,840
   Restricted cash and cash equivalents (Note 8)                                               17,828          10,621
   Other, net                                                                                  11,213          12,082
                                                                                           =============================
       Total assets                                                                        $  198,749      $  126,213
                                                                                           =============================


            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt (Note 9)                                                      $   30,966      $       --
     Senior secured loan (Note 10)                                                             25,000          35,000
     Senior secured notes (Note 10)                                                            18,000              --
     Other secured debt (Note 10)                                                                 618           1,353
     Subordinated debt (Note 11)                                                                   --          11,500
     Nonrecourse securitization facility (Note 12)                                             45,392              --
     Payables and other liabilities                                                            16,757          13,884
     Deferred income taxes (Note                                                               15,334          15,493
   13)
                                                                                           -----------------------------
       Total liabilities                                                                      152,067          77,230

   Commitments and contingencies (Note 14)

   Minority interest (Note 2)                                                                     362             363

   Shareholders' Equity:
     Common stock, $0.01 par value, 50,000,000 shares authorized,  9,142,761 and
       10,833,161 shares issued and outstanding at December 31, 1996
       and 1995, respectively (Note 15)                                                           117             117
     Paid-in capital, in excess of par (Note 15)                                               77,778          77,743
     Treasury stock (3,453,630 and 1,753,230 shares at
       respective dates) (Note 15)                                                            (12,382 )        (5,931 )
                                                                                           -----------------------------
                                                                                               65,513          71,929
     Accumulated deficit                                                                      (19,193 )       (23,309 )
                                                                                           -----------------------------
       Total shareholders' equity                                                              46,320          48,620
                                                                                           =============================
       Total liabilities, minority interest, and shareholders' equity                      $  198,749      $  126,213
                                                                                           =============================






                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995, and 1994
                                 (in thousands)


                                                               Loan to
                                                                Employee                       Common Stock
                                                                                -------------------------------------------
                                              Preferred          Stock                         Paid-in
                                              Stock at         Ownership                      Capital in
                                               Paid-in            Plan             At           Excess          Treasury
                                               Amount            (ESOP)           Par           of Par           Stock
                                            ------------------------------------------------------------------------------------
Balances, December 31, 1993                  $   63,569        $  (50,280 )      $  109        $  55,557        $     (131 )
Net loss
Cumulative effect of change in
  accounting on unearned
  compensation                                                      7,130
Common stock repurchase                                                                                             (2,997 )
Conversion of preferred stock                      (192 )                                            161                31
Allocation of shares                             (4,091 )           6,044
Current year imputed dividend on
  allocated ESOP shares
Prior year preferred dividend not
  charged to equity until paid
Cancellation of preferred stock and
  issuance of common stock upon
  termination of ESOP                           (59,286 )          37,106             8           21,906               266
Exercise of stock options                                                                             75
Translation gain
                                             ------------------------------------------------------------------------------------
Balances, December 31, 1994                          --                --           117           77,699            (2,831 )
Net income
Common stock repurchases                                                                                            (3,100 )
Exercise of stock options                                                                             44
Translation loss
                                             ------------------------------------------------------------------------------------
Balances, December 31, 1995                          --                --           117           77,743            (5,931 )
Net income
Common stock repurchases                                                                                            (6,451 )
Exercise of stock options                                                                             35
Translation gain
                                             ------------------------------------------------------------------------------------
Balances, December 31, 1996                  $       --        $       --        $  117        $  77,778        $  (12,382 )
                                             ====================================================================================


                                               Accumulated       Shareholders'
                                                 Deficit            Equity
                                            ---------------------------------------
Balances, December 31, 1993                  $     (17,691 )       $  51,133
Net loss                                            (6,641 )          (6,641 )
Cumulative effect of change in
  accounting on unearned
  compensation                                                         7,130
Common stock repurchase                                               (2,997 )
Conversion of preferred stock                                             --
Allocation of shares                                                   1,953
Current year imputed dividend on
  allocated ESOP shares                             (2,430 )          (2,430 )
Prior year preferred dividend not
  charged to equity until paid                      (2,565 )          (2,565 )
Cancellation of preferred stock and
  issuance of common stock upon
  termination of ESOP                                                     --
Exercise of stock options                                                 75
Translation gain                                        37                37
                                             --------------------------------------
Balances, December 31, 1994                        (29,290 )          45,695
Net income                                           6,048             6,048
Common stock repurchases                                              (3,100 )
Exercise of stock options                                                 44
Translation loss                                       (67 )             (67 )
                                             --------------------------------------
Balances, December 31, 1995                        (23,309 )          48,620
Net income                                           4,095             4,095
Common stock repurchases                                              (6,451 )
Exercise of stock options                                                 35
Translation gain                                        21                21
                                             --------------------------------------
Balances, December 31, 1996                  $     (19,193 )       $  46,320
                                             ======================================



See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (in thousands)

                                                                            1996            1995           1994
                                                                        --------------------------------------------
   Operating activities:
     Net income (loss)                                                   $    4,095      $    6,048      $   (6,641 )
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation and amortization                                         11,318           8,616          12,135
       Cumulative effect of accounting change                                    --              --           5,130
       Foreign currency translations                                             21             (67 )            37
       Decrease in deferred income taxes                                       (141 )          (672 )        (3,342 )
       Compensation expense for ESOP, net                                        --              --            (477 )
       (Gain) loss on the sale or disposition of assets, net                 (2,282 )        (4,912 )         4,411
       Undistributed residual value interests                                  (846 )          (445 )           728
       Minority interest in net (loss) income of subsidiaries                    (1 )           (37 )            64
       Increase (decrease) in payables and other liabilities                  2,881           2,839          (6,760 )
       (Increase) decrease in receivables and receivables
         from affiliates                                                      4,001          (1,825 )         4,132
       Increase in loans receivable                                          (5,718 )            --              --
       Cash distributions from affiliates in excess of
         income accrued                                                       2,977           1,087             675
       (Increase) decrease in other assets                                      151          (1,807 )         1,844
                                                                         ---------------------------------------------
           Net cash provided by operating activities                         16,456           8,825          11,936

   Investing activities:
     Additional investments in affiliates                                    (4,972 )       (10,477 )          (311 )
     Purchase of residual option                                                 --            (200 )            --
     Principal payments received on finance leases                            5,746              --              --
     Investment in direct finance leases                                    (99,113 )            --              --
     Purchase of equipment                                                  (54,697 )       (45,930 )       (31,344 )
     Proceeds from the sale of transportation equipment for lease            17,409          11,998          14,609
     Proceeds from the sale of assets held for sale                           2,052          55,362          19,886
     Proceeds from the sale of commercial and industrial
       equipment to institutional investment program                         28,614              --              --
     Proceeds from the sale of commercial and industrial
       equipment to third parties                                            23,277              --              --
     Proceeds from the sale of leveraged leased assets                           --           4,530              --
     Proceeds from the disposition of residual options and
       other investments                                                         --           2,059              90
     Sale of  investment in subsidiary                                          372              --              --
     Increase in restricted cash and cash equivalents                        (7,207 )        (9,212 )       (17,106 )
     Purchase of restricted marketable securities                                --              --         (19,552 )
     Proceeds from the maturity and sale of restricted
       marketable securities                                                     --              --          43,485
     Acquisition of subsidiary net of cash acquired                              --              --          (1,013 )
                                                                         ---------------------------------------------
           Net cash (used in) provided by investing activities              (88,519 )         8,130           8,744


                                                                     (continued)


                            See accompanying notes to
                    these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                                 (in thousands)


                                                                            1996            1995           1994
                                                                        --------------------------------------------
   Financing activities:
     Borrowings of short-term secured debt                                  109,254          18,620           9,357
     Repayment of short-term secured debt                                   (78,288 )       (25,024 )        (2,953 )
     Borrowings of other secured debt                                            90             779             138
     Repayment of other secured debt                                           (595 )           (69 )        (1,523 )
     Borrowings under senior loan facility                                       --              --          45,000
     Repayment of senior loan facility                                      (10,000 )            --         (55,000 )
     Repayment of ESOP note payable                                              --              --          (6,992 )
     Borrowings under senior notes facility                                  18,000              --              --
     Borrowings under securitization facility                                56,024              --              --
     Repayment of securitization facility                                   (10,632 )            --              --
     Repayment of subordinated debt                                         (11,500 )       (11,500 )        (8,000 )
     Cash dividends paid on preferred stock                                      --              --          (9,436 )
     Payments received from ESOP trustee                                         --             928           8,097
     Repurchase of treasury stock                                            (6,451 )        (3,100 )        (2,997 )
     Proceeds from exercise of stock options                                     35              44              75
                                                                         ---------------------------------------------
           Net cash provided by (used in) financing activities               65,937         (19,322 )       (24,234 )
                                                                         ---------------------------------------------

     Net decrease in cash and cash equivalents                               (6,126 )        (2,367 )        (3,554 )
     Cash and cash equivalents at beginning of year                          13,764          16,131          19,685
                                                                         =============================================
     Cash and cash equivalents at end of year                            $    7,638      $   13,764      $   16,131
                                                                         =============================================

   Supplementary schedule - net cash paid for:

     Interest                                                            $    6,516      $    6,371      $   10,231
                                                                         =============================================

     Income taxes                                                        $    1,292      $      603      $    4,009
                                                                         =============================================



















                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


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

        PLM International is a diversified equipment leasing and management company providing services to transportation, industrial, and commercial companies. The Company specializes in creating equipment leasing solutions for domestic and international customers. PLM Financial Services, Inc., a wholly-owned subsidiary, is the general partner or manager of the Company's diversified equipment leasing programs for its investors.

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

Lease Operations

PLM International's leasing operations generally consist of operating and direct finance leases on a variety of equipment types, primarily aircraft, trailers, computers, and materials handling equipment. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs for transportation assets are capitalized and amortized over the term of the lease. Initial direct costs of originating leases for commercial and industrial equipment are expensed as incurred.

        Under the direct finance lease method of accounting, the leased asset is recorded as an investment in direct finance leases and represents the net minimum lease payments receivable plus the unguaranteed residual value of the equipment, less unearned income. Rental payments, including principal and interest on the lease, reduce the investment each month and the interest is recorded as revenue over the lease term.

Equipment

Equipment held for operating leases is stated at the lower of depreciated cost or estimated fair value less cost to sell. Depreciation is computed on the straight-line method down to its estimated salvage value utilizing the following estimated useful lives (in years): aircraft 8-20; trailers 8-18; marine containers 10-15; railcars 15-18; and storage equipment 15. Commercial and industrial equipment is depreciated over the lease term, generally ranging from 2-7 years. Salvage values for transportation equipment are generally 15% of original equipment cost. Salvage values for commercial and industrial equipment vary according to the type of equipment.

        In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are lower than the carrying value of the equipment, a loss on revaluation is recorded in gain
(loss) on the sale or disposition of assets ($0.7 million in 1996, $1.2 million in 1995, and $4.2 million in 1994). The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of depreciated cost or estimated fair value less cost to sell.

        Except for trailers and storage equipment at the Company's short-term rental yards, maintenance costs are usually the obligation of the lessee. If not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines and frames, escrow accounts are generally prefunded by the lessees. The escrow accounts are included in the consolidated balance sheet as restricted cash and other liabilities. Repairs and maintenance expense was $3.0 million, $3.5 million, and $4.2 million for 1996, 1995, and 1994, respectively.

Investment  in  and  Management  of  Equipment   Growth  Funds,   Other  Limited
Partnerships, and Private Placements

The Company earns revenues in connection with the management of the limited partnerships and private placement programs. During the syndication of each of the PLM Equipment Growth Funds (EGFs), placement fees and commissions, representing approximately 9% of equity raised, were generally earned upon the purchase by investors of the partnership units. A significant portion of these placement fees was reallowed to the originating broker-dealer.

        Equipment  acquisition,  lease negotiation,  and debt placement fees are generally earned through the purchase, initial lease, and financing of equipment, and are generally recognized as revenue when the Company completes substantially all of the services required to earn the fees, generally when binding commitment agreements are signed.

        Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in various agreements and are recognized as revenue over time as they are earned.

        As compensation for organizing a partnership investment program, the Company was generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program for which PLM Financial Services, Inc.
(FSI) is the general partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

        The Company also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership's equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in other fees at the present value of the Company's share of estimated disposition proceeds. When a limited partnership is in the liquidation phase, distributions received by the Company will be treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

         In  accordance   with  certain   investment   program  and  partnership
agreements, the Company received reimbursement for organization and offering costs incurred during the offering period. The reimbursement was generally between 1.5% and 3.0% of equity raised. The investment program reimbursed the Company ratably over the offering period of the investment program based on equity raised. In the event organizational and offering costs incurred by the Company, as defined by the partnership agreement, exceeded amounts allowed, the excess costs were capitalized as an additional investment in the related partnership and are being amortized until the projected start of the liquidation phase of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company

From May 1995 through May 13, 1996, Professional Lease Management Income Fund I, L.L.C. (Fund I), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the Manager for the program. There was no compensation paid to the Company for the organization and syndication of interests in Fund I, the acquisition of equipment, placement of debt, nor the negotiation of leases by Fund I. The Company funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I.

         The Company is amortizing its investment in Fund I over eight years. In return for its investment, the Company is generally entitled to a 15% interest in the cash distributions and earnings of Fund I subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The Company is entitled to monthly fees for equipment management services and reimbursement for certain accounting and administrative services it provides.

        FSI also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. When Fund I is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

Residual Interests

The Company has residual interests in equipment owned by the managed programs which are recorded in Equity Interest in Affiliates. Residual interests in equipment on finance leases are recorded in Investment in Direct Finance Leases, Net. As required by FASB Technical Bulletin 1986-2, the discount on the Company's residual value interests in the equipment owned by the managed programs is not accreted over the holding period. The Company reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts.

Earnings (Loss) Per Common Share

The total common shares outstanding at December 31, 1996, were 9,142,761, a decrease from 10,833,161 outstanding at December 31, 1995. Primary earnings
(loss) per common share is computed by dividing net income (loss) to common shares by the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the years ended 1996, 1995, and 1994, were 10,188,739, 11,795,116, and 12,373,616, respectively.

        Fully diluted earnings (loss) per common share is anti-dilutive or substantially the same as primary earnings (loss) per common share for each year reported and, therefore, is not reported separately.

Income Taxes

The Company recognizes income tax expense using the liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

        Deferred income taxes arise primarily because of differences in the timing of reporting transportation equipment depreciation, partnership income, and certain reserves for financial statement and income tax reporting purposes.

Intangibles

Intangibles are included in other assets on the balance sheet and consist primarily of goodwill related to acquisitions. Goodwill is being amortized over 8 to 15 years from the acquisition date. The Company annually reviews the valuation of goodwill based on projected future cash flows.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less to be cash equivalents.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

Accounting Pronouncements

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard defines a fair-value-based method of accounting for stock-based compensation plans. However, the standard also allows measurement of compensation cost using the intrinsic-value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25). Companies that choose to retain APB 25 for measurement are required to provide pro forma footnote disclosures effective for 1996 financial statements. The Company continues to record stock-based compensation costs based on APB 25 but has provided the pro forma disclosures required under SFAS 123 for 1996 (refer to Note 15).

        The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have any impact on the Company's operating results or financial condition.

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to hedge its interest rate exposure on its securitized debt obligation. The terms of the swap agreements correspond to the hedged debt. The differential to be paid or received under the swap agreement is charged or credited to interest expense.

2.  ACQUISITIONS AND DISPOSITIONS

In February 1994, the Company created a subsidiary, Aeromil Holdings, Inc., to complete the purchase of Aeromil Australia Pty. Ltd., Yoder Holdings Pty. Ltd., Austin Aero FBO Ltd., TNPL, Inc., and a 50% interest in Aeromech Pty. Ltd. (Aeromil). Aeromil Holdings, Inc. purchased an 80% interest in Aeromil for $1,237,000 in cash. Aeromil is one of Australia's largest aircraft dealers specializing in local and international marketing and brokerage of corporate, commuter, and commercial aircraft and aircraft spare parts. The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired in the Aeromil transaction, in the amount of $0.6 million, has been recorded as goodwill to be amortized on a straight-line basis over ten years. The portion of Aeromil not owned by PLM International is shown as minority interest on the balance sheet.

        In October 1995, the Company entered into an agreement with the 50% partners in Aeromech, Pty. Ltd. to sell the Company's 50% interest to the partners for $124,000. A nominal gain on sale was recorded in relation to this transaction. In January 1996, the Company sold its 100% ownership interest in Austin Aero FBO Ltd. to a third party for $923,000 and the assumption of certain debt. A nominal loss was recorded on the sale, net of the tax benefit.

        In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held Equis Financial Group (Equis). During 1995, the Company provided management services for investor programs of Equis for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of Equis' investor programs. Under the modified agreement the Company obtained the lease origination and servicing operations and the rights to manage an institutional leasing investment program. Additionally, the agreement provided for AFG to acquire software, computers, and furniture that support the marketing and operations activities. The total cost incurred by PLM International relating to the lease origination and servicing operation was $3.2 million. The $0.5 million paid for furniture and fixtures is being depreciated over three to five years. All other intangible assets are amortized over eight years.

3.  FINANCING TRANSACTION ACTIVITIES

AFG is originating and managing lease and loan transactions on new commercial and industrial equipment that is financed by a securitization facility, for the Company's own account, or sold to the institutional leasing investment program or other investors. The majority of these leases are accounted for as direct finance leases while some transactions qualify as operating leases and loans. Periodically, the Company will use its short-term loan facility to finance the acquisition of the assets subject to these leases prior to sale or permanent financing by the securitization facility.

        The following lists the components of the investment in direct finance leases, net as of December 31, 1996 (in thousands):

Total minimum lease payments receivable                          $     73,434
Add:  Estimated   unguaranteed   residual  values  of  leased
properties                                                             11,541
                                                                 -------------
                                                                       84,975
Less: Unearned income                                                 (14,981 )
                                                                 =============
Investment in direct finance leases, net                         $     69,994
                                                                 =============


                                Schedule of Minimum Lease Payments
                                       (in thousands):

                                 1997     -       $   22,533
                                 1998     -           21,087
                                 1999     -           17,400
                                 2000     -            7,175
                                 2001     -            4,743
                           thereafter     -              496
                                                 ============
         Total minimum lease payments     -       $   73,434
                           receivable
                                                 ============

4.   LOANS RECEIVABLE

At December 31, 1996, the Company had loans receivable outstanding with two customers totaling $5.7 million with interest rates ranging from 10.21%-10.24%, secured by commercial and industrial equipment. Future payments receivable on the notes at December 31, 1996 are as follows (in thousands):

               1997     -        $   1,818
               1998     -            1,990
               1999     -            1,910
                               ============
        Total loans     -        $   5,718
         receivable
                               ============

5.  ASSETS HELD FOR SALE

At December 31, 1996, assets held for sale included a 25.5% interest in a mobile offshore drilling unit to be sold to an affiliated partnership or program, with a net book value of $5.1 million, and 2 commuter aircraft, subject to pending contracts for sale, with net book values of $0.7 million and $0.4 million, respectively. At December 31, 1995, assets held for sale included 1 marine container and 69 railcars, subject to pending contracts for sale, with an aggregate net book value of $0.7 million.

6.  EQUITY INTEREST IN AFFILIATES

FSI, a wholly-owned subsidiary of the Company, is the general partner in 23 limited partnerships and generally holds an equity interest in each ranging from 1% to 5%. Net earnings and distributions of the partnerships are generally allocated 99% to the limited partners and 1% to the general partner, except for EGFs II, III, IV, V, VI, and PLM Equipment Growth and Income Fund VII (EGF VII), which are allocated 95% to the limited partners and 5% to the general partner.

        FSI is the manager of Fund I and is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

        Summarized combined financial data for these affiliates, reflecting straight-line depreciation, is as follows (in thousands and unaudited):

  Financial position at December 31,:                                                       1996            1995
                                                                                        -----------------------------

     Cash and other assets                                                               $   55,681      $   88,619
     Transportation equipment and other assets,
       net of accumulated depreciation of $248,668
       in 1996 and $250,715 in 1995                                                         700,304         843,297
                                                                                         -----------------------------
         Total assets                                                                       755,985         931,916

     Less liabilities, primarily long-term financings                                       215,974         265,356
                                                                                         =============================
     Partners' equity                                                                    $  540,011      $  666,560
                                                                                         =============================

   PLM International's share thereof, which amounts are recorded as equity interest in affiliates:

   Equity interest                                                                       $   17,426      $   15,245
   Estimated residual value interests in equipment                                           12,981          12,321
                                                                                         =============================
   Equity interest in affiliates                                                         $   30,407      $   27,566
                                                                                         =============================


  Operating results for the years ended December 31,:                        1996           1995            1994
                                                                         ---------------------------------------------

     Revenue from equipment leases and other                             $   198,226     $     201,401      $  200,415
     Equipment depreciation                                                  (52,653 )        (100,652 )       (87,959 )
     Other costs and expenses                                                (60,768 )         (88,944 )       (83,460 )
     Reduction in carrying value of certain assets                                --            (1,084 )        (3,213 )
                                                                         ================================================
     Net income before provision for income taxes                        $    84,805     $      10,721      $   25,783
                                                                         ================================================
     PLM International's share of partnership interests
       and other fees                                                    $     3,811     $       4,978      $    3,101
                                                                         ================================================
     Distributions received                                              $     5,565     $       4,590      $    4,110
                                                                         ================================================


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

7.   EQUIPMENT HELD FOR OPERATING LEASES

Equipment, at cost, held for operating lease at December 31, 1996, is represented by the following types (in thousands):

   Aircraft                                 $   14,379             17 %
   Trailers                                     46,913             57 %
   Marine containers                             2,980              4 %
   Storage equipment                             2,273              3 %
   Commercial and industrial equipment          15,931             19 %

        Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of the relevant equipment market, third party industry sources, and recent transactions or published fair market value references. During 1996, the Company realized $0.7 million of gains on the sale of 69 railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to EGFs IV, VI, VII, Fund I, and the Company. These assets were included in assets held for sale at December 31, 1995. During 1995, the Company realized $1.3 million in gains on sales of railcars and aircraft purchased by the Company in 1994 and 1995 as part of a group of assets which had been allocated to EGFs IV, V, VI, VII, Fund I, and the Company.

        Future minimum rentals receivable under noncancelable leases at December 31, 1996 are approximately $4,844,000 in 1997; $3,996,000 in 1998; $2,469,000 in
1999; $1,094,000 in 2000; $257,000 in 2001; and $22,000 thereafter. In addition, per diem and contingent rentals consisting of utilization rate lease payments included in revenue amounted to approximately $9.3 million in 1996, $13.0 million in 1995, and $17.0 million in 1994. At December 31, 1996, the Company had committed all of its trailer equipment to rental yard and per diem operations. Certain equipment owned by the Company is leased and operated internationally.

8.  RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions as per lease or loan agreements. Certain lease agreements, primarily for aircraft, require prepayments to the Company for periodic engine and air frame maintenance. The Company's senior loan agreement requires proceeds from the sale of pledged assets to be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 10). The Company's senior note agreement requires all management, acquisition and lease negotiation fees, data processing fees, and certain partnership distributions to be deposited into a collateral bank account to the extent required to meet certain debt requirements or to reduce the outstanding note balance (refer to Note 10). Management fees can be withdrawn from the account monthly if the collateral account amount is at certain defined levels.
All of the cash is released quarterly when the interest payment is made.

9.  SHORT-TERM SECURED DEBT

The Company maintains a warehousing line of credit to be used to acquire assets on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility.

     The Company amended this facility on May 31, 1996 to add the Company's AFG subsidiary as a borrower. A second amendment on November 5, 1996, increased the facility from $35.0 million to $50.0 million and extended the availability of the facility until October 31, 1997. This facility, which is shared by EGFs IV, V, VI, VII, and Fund I, allows the Company, through a special purpose entity, to purchase equipment prior to a designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold transportation assets under this bridge facility for up to 150 days. Assets to be transferred to the securitization facility have no preset time limit. Interest accrues at prime or LIBOR plus 2.0%, at the option of the borrower at the time of the advance under the facility.

The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of December 31, 1996, there were $31.0 million in borrowings on this facility by the Company, and EGFs V, VI, and VII had $2.5 million, $1.3 million, and $2.0 million in borrowings, respectively. At December 31, 1995, there were no borrowings on this facility by the Company, the EGFs, or Fund I.

10.  LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following at December 31 (in thousands):

                                                                                             1996               1995
                                                                                          ------------------------------
   Senior Secured Loan:

   Institutional debt, $25.0 million bearing interest at 9.78% and $10.0 million bearing  interest  at LIBOR plus  2.75% per annum  (8.69% at  December  31,
     1995),  interest due quarterly,  principal payments due quarterly beginning
     June 30,  1997  through  June  2001,  secured by  substantially  all of the
     Company's  transportation-related  equipment assets and associated  leases, except those assets used as collateral for other secured debt,
     and cash in the cash collateral account                                               $   25,000          $ 35,000


   Senior Secured Notes:

   Institutional notes, bearing interest at LIBOR plus 2.40% per annum (7.90% at
     December  31,  1996),  interest  due  quarterly,   principal  payments  due
     quarterly  beginning  November 15, 1997 through August 15, 2002, secured by management,  acquisition and lease  negotiation,  data processing fees, and certain partnership distributions,
     and cash in the cash collateral account                                                   18,000                --

   Other Secured Debt:

   Notes payable,  bearing interest from 10.75% to 12.37% due in varying monthly principal and interest installments through 2001, secured by equipment with a net book value
     of approximately $646,000 at December 31, 1996                                               618             1,353
                                                                                           -------------------------------

   Total Secured Debt                                                                      $   43,618          $ 36,353
                                                                                           ===============================

        The senior loan facility provides that equipment sales proceeds or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. In October 1996, the Company utilized the balance in the cash collateral account to prepay $10.0 million of the entire floating rate portion of the loan and incurred prepayment penalties of $0.1 million.

        The current institutional debt agreements contain financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met at December 31, 1996. In addition, there are restrictions on payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows, as defined.

        Scheduled principal payments on long-term secured debt are approximately (in thousands):

          1997  -   $    5,550
          1998  -        9,727
          1999  -        9,935
          2000  -        9,605
          2001  -        6,101
    thereafter  -        2,700
                    ===========
         Total  -   $   43,618
                    ===========

        The Company estimates, based on recent transactions, that the fair value of the $25.0 million fixed-rate 9.78% long-term senior debt is $25.6 million. The Company believes the fair value of the $18.0 million senior secured notes approximates the outstanding balance due to the floating rate of interest.

11.  SUBORDINATED DEBT

During 1996, the Company repaid the $11.5 million balance of its 11.55% subordinated debt and wrote off associated loan fees and incurred prepayment penalties totaling $0.9 million.

12.  NONRECOURSE SECURITIZATION FACILITY

The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis secured by direct finance leases, operating leases and loans which generally have terms of two to seven years. This facility is available for a one year period expiring July 1997. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasuries plus 1.0% (7.23% at December 31, 1996). As of December 31, 1996, there were $45.4 million in borrowings under this facility.

        Scheduled   principal   payments  on  long-term   securitized  debt  are
approximately (in thousands):

          1997  -   $   14,033
          1998  -       14,644
          1999  -       10,850
          2000  -        4,190
          2001  -        1,560
    thereafter  -          115
                    ===========
         Total  -   $   45,392
                    ===========

        The Company believes the fair value of the $45.4 million securitized debt approximates the outstanding balance due to the floating rate of interest.

13.  INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands):

                                   1996                                                          1995
           ------------------------------------------------------            ----------------------------------------------------
             Federal          State      Foreign       Total                     Federal       State       Foreign      Total
           ------------------------------------------------------            ----------------------------------------------------

    Current   $      (262 )  $       64     $    155   $       (43 )           $     2,406      $      60   $      26   $   2,492
    Deferred          470          (629 )         --          (159 )                  (941 )          269          --        (672 )
              ======================================================           ====================================================
              $       208    $     (565 )   $    155   $      (202 )           $     1,465      $     329   $      26   $   1,820
              ======================================================           ====================================================



                                        1994
               -----------------------------------------------------
                 Federal        State       Foreign        Total
               -----------------------------------------------------

Current      $     (740 )   $       42     $       6   $      (692 )
Deferred         (2,664 )         (712 )          --        (3,376 )
             =======================================================
             $   (3,404 )   $     (670 )   $       6   $    (4,068 )
             =======================================================

        Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed. Accordingly, the variances, if any, in classification from the amounts previously reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

        The difference between the effective rate and the expected Federal statutory rate is reconciled below:

                                                                                   1996            1995            1994
                                                                                 ------------------------------------------

   Federal statutory tax expense (benefit) rate                                      34 %             34 %           (34 )%
   State income tax (benefit)                                                         1                3              (8 )
   Effect of foreign operations at lower rate                                       (20 )             (4 )            --
   Reversal of excess accrual                                                       (19 )             --              --
   Tax adjustment related to ESOP termination                                        (6 )            (10 )            --
   Benefit from preferred dividend to ESOP                                           --               --             (32 )
   Other                                                                              5               --               1
                                                                                  ------------------------------------------
     Effective tax expense (benefit) rate                                            (5 )%            23 %           (73 )%
                                                                                  ==========================================

         Net operating loss carryforwards for federal income tax purposes amounted to $0 and $8,904,000 at December 31, 1996 and 1995, respectively. Alternative minimum tax credit carryforwards at December 31, 1996 are $7,000.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, are presented below (in thousands):

                                                                                             1996              1995
                                                                                          ------------------------------

   Deferred Tax Assets
     Tax credit carryforwards                                                              $    6,946          $    9,018
     Net operating loss carryforwards                                                             236               3,451
     Federal benefit of state taxes                                                               620                 975
     Other                                                                                         --                  75
                                                                                           ---------------------------------
       Total deferred tax assets                                                                7,802              13,519
                                                                                           ---------------------------------

   Deferred Tax Liabilities
     Transportation equipment, principally differences in depreciation                         12,420              19,581
     Partnership interests                                                                      7,495               6,327
     Other                                                                                      3,221               3,104
                                                                                           ---------------------------------
       Total deferred tax liabilities                                                          23,136              29,012
                                                                                           ---------------------------------

       Net deferred tax liabilities                                                        $   15,334          $   15,493
                                                                                           =================================

        Management has reviewed all established tax interpretations of items reflected in its consolidated tax returns and believes these interpretations do not require valuation allowances as described in SFAS No. 109. At December 31, 1996, deferred taxes not provided on cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $1.8 million.

14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

        In November 1995, a former employee of PLM International (Plaintiff), filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers, and/or directors of PLM International. The Complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP and for interference with Plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of District Court's judgment. The briefing on this appeal was completed on February 18, 1997.

        The Company along with PLM Financial Services, Inc. (FSI), PLM Investment Management, Inc. (IMI), PLM Transportation Equipment Corporation
(TEC), and PLM Securities Corp. (PLM Securities), and collectively with PLMI, FSI, IMI, TEC, and PLM Securities (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. The Company is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

        The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) sponsored by PLM Securities, for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII. The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the NASD rules of fair practice by PLM Securities alone.

         Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

Lease Agreements

The Company and its subsidiaries have entered into operating leases for office space and rental yard operations. The Company's total net rent expense was $2.4 million, $2.5 million, and $2.1 million in 1996, 1995, and 1994, respectively. The portion of rent expense related to its principal office, net of sublease income of $38,000 in 1996, was $1.3 million in 1996, 1995, and 1994. The remaining rent expense was related to other office space and rental yard operations.

         Annual lease rental commitments for all of the Company's locations total $2,427,000, $2,290,000, $2,136,000, $2,011,000, $827,000, and $56,000 for
years 1997 through 2001, and thereafter, respectively.

Purchase Commitments

As of December 31, 1996, the Company through its AFG subsidiary, had committed to purchase $37.0 million of equipment for its commercial and industrial equipment lease portfolio.

        From January 1, 1997 through February 21, 1997, the Company, through its AFG subsidiary, funded $5.2 million of commitments outstanding for its commercial and industrial lease portfolio at December 31, 1996, and entered into new commitments for $9.9 million.

Letter of Credit

At December 31, 1996, the Company had a $327,000 open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% equity interest. This letter of credit must be extended or replaced under the terms of the guarantee.

Other

The Company provides employment contracts to certain officers which provide for certain payments in the event of a change of control and termination of employment.

        The Company has agreed to provide supplemental retirement benefits to 10 current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement as adjusted for length of participation in the plan. Expenses for the plan were $218,000 for 1996, $316,000 for 1995, and $249,000 for 1994. As of December 1996, the total estimated future obligation relating to the current participants is $7,672,000 including vested benefits of $2,836,000. In connection with this plan, whole life insurance contracts were purchased on the participants. Insurance premiums of $250,000 and $247,000 were paid during 1996 and 1995, respectively. Additionally, the Company has recorded $790,000 in cash surrender values relating to these contracts as of December 31, 1996.

15.  SHAREHOLDERS' EQUITY

Common Stock

In February 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased in the open market or through private transactions, with working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company purchased 146,977 shares under this program for $0.5 million in 1995 completing the repurchase.

        In November 1995, the Company authorized the repurchase of up to $5.0 million of the Company's common stock and, pursuant to such authorization, in 1995 the Company repurchased 735,196 shares in private transactions for $2.6 million.

        During 1996, the Company repurchased 1.7 million shares of its common stock for $6.5 million. The repurchases completed the $5.0 million common stock repurchase program announced in November 1995, as well as an additional repurchase of $3.7 million authorized by the Company's Board of Directors in July 1996.

Common Stock

        The following table summarizes changes in common stock during 1995 and 1996:

                                                                             Issued                               Outstanding
                                                                             Common           Treasury              Common
                                                                            Shares             Shares               Shares
                                                                       --------------------------------------------------------

   Shares at December 31, 1994                                               12,570,730             871,057           11,699,673
   Stock options exercised                                                       15,661                  --               15,661
   Stock repurchase                                                                  --             882,173             (882,173 )
                                                                           ------------------------------------------------------
   Shares at December 31, 1995                                               12,586,391           1,753,230           10,833,161
   Stock options exercised                                                       10,000                  --               10,000
   Stock repurchase                                                                  --           1,700,400           (1,700,400 )
                                                                           ======================================================
   Shares at December 31, 1996                                               12,596,391           3,453,630            9,142,761
                                                                           ======================================================

Preferred Stock

PLM International has authorized 10,000,000 shares of preferred stock at $0.01 par value, none of which are outstanding at December 31, 1996 or December 31, 1995.

Stock Option Plans

At December 31, 1996, the Company has stock option plans, which are described below.

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

        Stock option transactions during 1996 and 1995 are summarized as follows:

                                                                                           Number of             Average
                                                                                            Options/           Option Price
                                                                                             Shares             Per Share
                                                                                          ------------------------------------

   Balance, December 31, 1993                                                                  605,195             $ 2.00
   Granted                                                                                     102,500               3.06
   Canceled                                                                                    (77,069 )             2.00
   Exercised                                                                                   (23,331 )             2.00
                                                                                           ------------------------------------
   Balance, December 31, 1994                                                                  607,295             $ 2.18
   Granted                                                                                      50,000               2.78
   Canceled                                                                                    (37,834 )             2.00
   Exercised                                                                                   (15,661 )             2.00
                                                                                           ------------------------------------
   Balance, December 31, 1995                                                                  603,800             $ 2.24
   Granted                                                                                     246,000               3.16
   Canceled                                                                                   (153,000 )             2.07
   Exercised                                                                                   (10,000 )             2.00
                                                                                           ====================================
   Balance, December 31, 1996                                                                  686,800             $ 2.61
                                                                                           ====================================


At December  31, 1996,  1995,  and 1994,  respectively,  381,633,  484,547,  and
297,170 of these options were exercisable.

        The following table summarizes information about fixed stock options outstanding at December 31, 1996:

           Options Outstanding
           Range of exercise prices                            $2.00-3.50
           Number outstanding at 12/31/96                         686,800
           Weighted-average remaining contractual life            4 years
           Weighted-average exercise price                          $2.61

           Options Exercisable
           Number exercisable at 12/31/96                         381,633
           Weighted-average exercise price                          $2.18


        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced by less than 3% for 1996 and 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield; expected volatility of 30%; risk-free interest rate of 5.53%; and expected lives of 3 years for the management plan and 8 years for the director plan options. The weighted-average fair value per share of options granted during 1996 and 1995 were $1.10 and $0.93, respectively.

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

        PLM International generally will be entitled to redeem the Rights in whole at a price of one cent per Right at any time prior to the Rights becoming exercisable. As of December 31, 1996, there were 9,142,761 Rights outstanding which will expire on March 31, 1999, and carry no voting privileges.

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

        Termination of the ESOP and the related ESOP loan has eliminated payment by the Company of the annual dividend on the preferred stock held by the ESOP. For the year ended December 31, 1994, the aggregate pretax amount of this dividend was $7.3 million. The Company also charged to earnings approximately $2.7 million of previously paid, unamortized ESOP loan fees and other costs in 1994.

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

16.  PROFIT SHARING AND 401(K) PLAN

The Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan) effective as of February 1996. The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time employees of the Company. In 1996, employees who participated in the 401(k) Plan could elect to defer and contribute to the trust established under the 401(k) Plan up to 9% of pre-tax salary or wages. The Company matched up to a maximum of $4,000 of employee's contributions in 1996 to vest in four equal installments over a four-year period. The Company's total 401(k) contribution for 1996 was $348,000.

17.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Notes 1 and 6), the affiliated partnerships reimburse the Company for certain expenses as allowed in the partnership agreements. Reimbursed expenses totaling approximately $6.2 million, $6.9 million, and $7.0 million in 1996, 1995, and 1994, respectively, have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid within normal business terms or treated as a capital contribution if excess organization and offering costs exceed the partnership agreement reimbursement limitations. The Company amortizes such capital contributions over the estimated life of the program.

18.  RISK MANAGEMENT

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of
credit  risk  consist   principally   of  temporary  cash   investments,   lease
receivables, loans receivable, and receivables from affiliated entities.

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

        As of December 31, 1996 and 1995, management believes the Company had no significant concentrations of credit risk.

Interest Rate Risk Management

The Company has entered interest rate swap agreements in order to manage the interest rate exposure associated with its securitized debt. The swap agreements have remaining terms averaging 4.7 years, corresponding to the terms of the related debt. Under the agreements, the Company makes payments to counterparties at fixed rates and in return receives payments based on variable rates indexed to LIBOR. At December 31, 1996, a notional amount of $47.8 million of interest rate swap agreements effectively fixed interest rates between 7.42% and 8.67% on such obligations. Interest expense was increased by $76,000 due to these arrangement in 1996. The notional amounts of the swaps do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of the swaps. Rather, the amounts exchanged are based on interest rates applied to the notional amounts. The fair values to the Company of interest rate swap agreements at December 31, 1996 were approximately $0.3 million, taking into account interest rates in effect at the time.

19.  GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations are as follows:

Revenues

                                                      1996          1995              1994
                                                 -----------------------------------------------

    Domestic (including corporate)                $    42,493   $    54,482       $    49,770
    International                                       9,052         5,591             3,945
                                                  ==============================================
    Total Revenues                                $    51,545   $    60,073       $    53,715
                                                  ==============================================

The following table sets forth identifiable income (loss) information for the years ended December 31, 1996, 1995 and 1994 (in thousands):

Net Income (loss):

                                                      1996          1995              1994
                                                 -----------------------------------------------

    Domestic (including corporate)                $       556   $     4,376         $  (9,362 )
    International                                       3,539         1,672               291
                                                  ==============================================
    Total net income (loss)                       $     4,095   $     6,048         $  (9,071 )
                                                  ==============================================

Identifiable assets at December 31, 1996, 1995, and 1994 are as follows (in thousands):

                                                      1996          1995              1994
                                                 -----------------------------------------------

    Domestic (including corporate)                $   185,656   $   118,579       $   134,750
    International                                      13,093         7,634             5,622
                                                  ==============================================
    Indentifiable assets                          $   198,749   $   126,213       $   140,372
                                                  ==============================================

         International  operations  are  comprised  primarily  of  international
leasing,   brokerage  and  other  activities  conducted  primarily  through  the
Company's subsidiaries in Bermuda, Canada, and Australia.

20. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                                                               Net              Earnings
                                                            Income          Income to          Per Common
                                                            (Loss)            Common             Shares
                                         Revenue         Before Taxes         Shares          Outstanding
                                       ------------------------------------------------------------------------

1996 Quarters
First                                    $   12,401          $   1,253          $    792             $  0.07
Second                                       11,556                 38               261                0.02
Third                                        14,060              1,498             1,365                0.14
Fourth                                       13,528              1,104             1,677                0.18
                                         ========================================================================
  Total                                  $   51,545          $   3,893          $  4,095             $  0.40
                                         ========================================================================

1995 Quarters
First                                    $   17,118          $   2,602          $  1,487             $  0.13
Second                                       14,836              2,818             1,608                0.13
Third                                        14,750              3,616             2,057                0.18
Fourth                                       13,369             (1,168 )             896                0.07
                                         ========================================================================
  Total                                  $   60,073          $   7,868          $  6,048             $  0.51
                                         ========================================================================


        In the second quarter of 1996, the Company recorded a $1.4 million charge mainly related to severance pay associated with the suspension of syndication of equipment leasing programs.

        In the third quarter of 1996, the Company's provision for income taxes was $0.1 million, which represented an effective rate of 9%. Tax planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the ESOP resulted in the reduction in the Company's effective tax rate during the third quarter of 1996.

        In the fourth quarter of 1996, the Company's benefit for income taxes was $0.6 million which reflected differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed, changes in state tax apportionment factors used to record deferred taxes, and the benefit of certain income being earned from foreign activities which has been permanently invested.

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

21.  SUBSEQUENT EVENTS
 .
In January 1997, the Company entered into an agreement to lease all of its storage equipment assets to a third party for a five year period with a purchase option at the end of the lease.

        In January 1997, the Company purchased a mobile offshore drilling unit for $10.5 million to be sold to an affiliated partnership or program.

                                                                      EXHIBIT XI
                             PLM INTERNATIONAL, INC.
               COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE(a)
                            Years Ended December 31,

                                                                              1996              1995               1994
                                                                         -------------------------------------------------
                                                                              (in thousands, except per share data)
   Primary
     Earnings:
       Net income (loss)                                                 $    4,095         $    6,048          $   (6,641 )
       Preferred dividend required                                               --                 --              (2,430 )
                                                                         ===================================================
       Net income (loss) to common shares:                               $    4,095         $    6,048          $   (9,071 )
                                                                         ===================================================

       Shares:
       Weighted average number of common shares outstanding                  10,189             11,795              12,374
                                                                         ===================================================
       Primary earnings (loss) per common share                          $     0.40         $     0.51          $    (0.73 )
                                                                         ===================================================

   Assuming Full Dilution(b)
     Earnings:
       Net income (loss)                                                 $    4,095         $    6,048          $   (6,641 )
                                                                         ===================================================

     Shares:
       Weighted average number of common shares
         outstanding and common stock equivalents                            10,189             11,795              12,374
       Assumed conversion of preferred shares(c)                                 --                 --               3,082
                                                                         ---------------------------------------------------
       Weighted average number of common shares
         outstanding as adjusted                                             10,189             11,795              15,456
                                                                         ===================================================

     Earnings (loss) per common share assuming full dilution             $     0.40         $     0.51          $    (0.43 )
                                                                         ===================================================


(a) See accompanying notes to December 31, 1996, 1995, and 1994 Financial Statements.

(b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because the results are antidilutive.

(c) Refer to accompanying Note 15 to the December 31, 1994, Financial Statements for the explanation related to the ESOP termination.