Form 10-Q
period 1997-03-31
PLM INTERNATIONAL INC
filed 1997-04-24
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of April 23, 1997 - 9,203,331 shares

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                       1997           1996
                                                                                                    --------------------------

       Revenues:
         Operating leases                                                                            $ 4,229       $  5,046
         Finance lease income                                                                          1,814            322
         Management fees                                                                               2,861          2,553
         Partnership interests and other fees                                                            486            992
         Acquisition and lease negotiation fees                                                          178          1,555
         Aircraft brokerage and services                                                                 674            687
         Gain on the sale or disposition of assets, net                                                1,368            800
         Other                                                                                           841            446
                                                                                                    --------------------------
           Total revenues                                                                             12,451         12,401

       Costs and expenses:
         Operations support                                                                            4,164          5,113
         Depreciation and amortization                                                                 2,205          2,709
         General and administrative                                                                    1,916          2,095
                                                                                                    --------------------------
           Total costs and expenses                                                                    8,285          9,917
                                                                                                    --------------------------

       Operating income                                                                                4,166          2,484

       Interest expense                                                                                2,642          1,442
       Interest income                                                                                   386            237
       Other expense, net                                                                                 21             26
                                                                                                    --------------------------
       Income before income taxes                                                                      1,889          1,253

       Provision for income taxes                                                                        608            461
                                                                                                    --------------------------

       Net income to common shares                                                                   $ 1,281       $    792
                                                                                                    ==========================

       Earnings per common share outstanding                                                         $  0.14       $   0.07
                                                                                                    ==========================

















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,             December 31,
                                                                               1997                   1996
                                                                         ----------------------------------------
                                                                                     (in thousands)
                                                      ASSETS
   Cash and cash equivalents                                               $     13,995             $    7,638
   Receivables                                                                    3,966                  5,286
   Receivables from affiliates                                                    4,802                  6,019
   Investment in direct finance leases, net                                      67,425                 69,994
   Loans receivable                                                               6,017                  5,718
   Equity interest in affiliates                                                 29,577                 30,407
   Assets held for sale                                                              --                  6,222
   Transportation equipment held for operating leases                            65,175                 66,546
     Less accumulated depreciation                                              (41,618 )              (41,750 )
                                                                         ------------------------------------------
                                                                                 23,557                 24,796
   Commercial and industrial equipment held for operating leases                 15,786                 15,930
     Less accumulated depreciation                                               (3,182 )               (2,302 )
                                                                         ------------------------------------------
                                                                                 12,604                 13,628
   Restricted cash and cash equivalents                                          20,130                 17,828
   Other, net                                                                    11,887                 11,213
                                                                         ------------------------------------------
       Total assets                                                        $    193,960             $  198,749
                                                                         ==========================================

                             LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt                                               $     22,524             $   30,966
     Senior secured loan                                                         25,000                 25,000
     Senior secured notes                                                        18,000                 18,000
     Other secured debt                                                             556                    618
     Nonrecourse securitization facility                                         47,674                 45,392
     Payables and other liabilities                                              16,024                 16,757
     Deferred income taxes                                                       16,030                 15,334
                                                                         ------------------------------------------
       Total liabilities                                                        145,808                152,067

   Minority interest                                                                367                    362

   Shareholders' Equity:
     Common  stock,  $.01 par value,  50,000,000  shares  authorized,
       9,209,431 issued and outstanding at March 31, 1997 and
       9,142,761 at December 31, 1996                                                            117                    117
     Paid-in capital, in excess of par                                           77,778                 77,778
     Treasury stock (3,386,960 and 3,453,630 shares at
        respective dates)                                                       (12,143 )              (12,382 )
                                                                         ------------------------------------------
                                                                                 65,752                 65,513
   Accumulated deficit                                                          (17,967 )              (19,193 )
                                                                         ------------------------------------------
   Total shareholders' equity                                                    47,785                 46,320
                                                                         ------------------------------------------
       Total liabilities, minority interest, and shareholders' equity      $    193,960             $  198,749
                                                                         ==========================================




                        See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
            EQUITY For the Year Ended December 31, 1996 and the Three
                           Months Ended March 31, 1997
                                 (in thousands)





                                                 Common Stock
                                   -----------------------------------------

                                               Paid-in
                                              Capital in                                             Total
                                     At         Excess          Treasury       Accumulated       Shareholders'
                                     Par        of Par           Stock           Deficit             Equity
                                   -------------------------------------------------------------------------------

Balances, December 31, 1995        $ 117      $  77,743       $   (5,931 )     $  (23,309 )     $        48,620
Net income                                                                          4,095                 4,095
Common stock repurchases                                          (6,451 )                               (6,451 )
Exercise of stock options                            35                                                      35
Translation gain                                                                       21                    21
                                   -------------------------------------------------------------------------------
Balances, December 31, 1996          117         77,778          (12,382 )        (19,193 )              46,320

Net income                                                                          1,281                 1,281
Reissuance of treasury stock                                         239              (38 )                 201
Translation loss                                                                      (17 )                 (17 )
                                   ===============================================================================
Balances, March 31, 1997           $ 117      $  77,778       $  (12,143 )     $  (17,967 )     $        47,785
                                   ===============================================================================































             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                              1997               1996
                                                                                           -------------------------------
   Operating activities:
     Net income                                                                            $   1,281          $     792
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                         2,205              2,709
         Foreign currency translation                                                            (17 )              (14 )
         Increase in deferred income taxes                                                       696                494
         Gain on sale or disposition of assets, net                                           (1,368 )             (800 )
         Undistributed residual value interests                                                  108                (91 )
         Minority interest in net income of subsidiaries                                           5                  2
         Increase (decrease) in payables and other liabilities                                 1,018               (759 )
         Decrease (increase) in receivables and receivables from affiliates                    2,537               (462 )
         Cash distributions from affiliates in excess of income accrued                          722                621
         Increase in other assets                                                             (1,096 )             (584 )
                                                                                           -------------------------------
           Net cash provided by operating activities                                           6,091              1,908
                                                                                           -------------------------------

   Investing activities:
     Additional investment in affiliates                                                          --             (3,076 )
     Principal payments received on finance leases                                             3,832                650
     Principal payments received on loans                                                        478                 --
     Investment in direct finance leases                                                     (16,528 )          (15,327 )
     Investment in loans receivable                                                             (777 )               --
     Purchase of equipment                                                                   (16,461 )          (21,905 )
     Proceeds from  the sale of transportation equipment for lease                             4,717                381
     Proceeds from the sale of assets held for sale                                           15,600              1,431
     Proceeds from the sale of commercial and industrial
       equipment to institutional investment program                                           7,556             14,424
     Proceeds from the sale of commercial and industrial equipment to
       third parties                                                                          10,373                 --
     Sale of investment in subsidiary                                                             --                372
     (Increase) decrease in restricted cash and restricted cash equivalents                   (2,302 )              997
                                                                                           -------------------------------
           Net cash provided by (used in) investing activities                                 6,488            (22,053 )
                                                                                           -------------------------------


(Continued)
















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                              1997               1996
                                                                                           -------------------------------

   Financing activities:
     Borrowings of short-term secured debt                                                  $ 23,360             12,550
     Repayment of short-term secured debt                                                    (31,802 )           (4,844 )
     Repayment of other secured debt                                                             (62 )               --
     Borrowings under securitization facility                                                  5,680             15,640
     Repayment of securitization facility                                                     (3,398 )           (7,454 )
     Repayment of subordinated debt                                                               --             (2,875 )
     Repurchase of treasury stock                                                                 --                (99 )
     Proceeds from exercise of stock options                                                      --                  4
                                                                                           -------------------------------
         Net cash (used in) provided by financing activities                                  (6,222 )           12,922
                                                                                           -------------------------------

   Net increase (decrease) in cash and cash equivalents                                        6,357             (7,223 )
   Cash and cash equivalents at beginning of period                                            7,638             13,764
                                                                                           ===============================
   Cash and cash equivalents at end of period                                               $ 13,995          $   6,541
                                                                                           ===============================

   Supplemental information - net cash paid for:

     Interest                                                                               $  2,626          $   1,178
                                                                                           ===============================

     Income taxes                                                                           $     15          $     765
                                                                                           ===============================

























             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PLM International, Inc.'s (the Company's) financial position as of March 31, 1997 and December 31, 1996, the statements of income for the three months ended March 31, 1997 and 1996, the statements of cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in shareholders' equity for the year ended December 31, 1996 and the three months ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Financing Transaction Activities

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on new commercial and industrial equipment. The majority of these leases are accounted for as finance leases while some are accounted for as loans or operating leases. During the three months ended March 31, 1997, the Company funded $16.5 million in equipment which was placed on finance leases. Also during the first quarter of 1997, the Company sold equipment on finance leases with an original equipment cost of $15.4 million, which resulted in a net gain of $0.8 million. During the first quarter of 1997, the Company funded loans of $0.8 million which were secured by commercial and industrial equipment.

4.   Equipment

Equipment held for operating leases includes transportation equipment and commercial and industrial equipment which are depreciated over their estimated useful lives.

During the first quarter of 1997, the Company funded $3.3 million in commercial and industrial equipment which was placed on operating leases. Also during the first quarter of 1997, the Company sold commercial and industrial equipment which were on operating leases with an original cost of $3.2 million for its approximate net book value .

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Equipment held for sale is valued at the lower of depreciated cost or fair value less costs to sell. At December 31, 1996, the Company had a 25.5% interest in a mobile offshore drilling unit (rig) with a net book value of $5.1 million held for sale to an affiliated program. Also at December 31, 1996, two commuter aircraft with a combined net book value of $1.1 million were held for sale. The rig was sold at cost to an affiliated program in March 1997. The two commuter aircraft were sold in February 1997 for their approximate net book value to an unaffiliated third party. During the first quarter of 1997, the Company purchased an additional mobile offshore drilling unit for $10.5 million which was subsequently resold during the quarter to an affiliated program at cost. Also during the first quarter of 1997, the Company purchased a commercial aircraft for $2.5 million which it subsequently sold to an unaffiliated third party for a gain of $0.4 million. At March 31, 1997, the Company had no assets held for sale.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated programs. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, recent transactions, and published fair market value references. During the three months ended March 31, 1996, the Company realized $0.7 million of gains from the sale of 64 railcars purchased as part of a group of assets by the Company in 1995.

5.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased with the intent of permanent financing through the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term equipment acquisition loan facility. This facility expires on October 31, 1997. This facility is shared with EGFs IV, V, VI, VII and Fund I. As of March 31, 1997, the Company's AFG subsidiary had borrowed $22.5 million and EGF V had borrowed $1.1 million on this facility. There were no other amounts outstanding on this line at March 31, 1997. All borrowings under this line are guaranteed by the Company.

The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis that is secured primarily by direct finance leases, operating leases, and loans on commercial and industrial equipment which generally have terms of two to seven years. The facility is available for a one year period expiring July 1997. As of March 31, 1997, there were $47.7 million in borrowings outstanding under this facility which are payable through 2003.

6.   Shareholders' Equity

On March 3, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of March 31, 1997, no shares had been repurchased under this Plan.

During the three months ended March 31, 1997, 66,670 shares were issued from treasury stock as part of the senior management bonus program. Consequently, the total common shares outstanding increased to 9,209,431 at March 31, 1997, from the 9,142,761 outstanding at December 31, 1996. Net income per common share was computed by dividing net income to common shares by the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended March 31, 1997 and 1996, were 9,311,874 and 11,044,269, respectively.

7.   Legal Matters

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

In November 1995, James F. Schultz (Plaintiff), a former employee of PLM International, filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers, and/or directors of PLM International. The Complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP and for interference with Plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees, and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the Court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of District Court's judgment. This matter was fully briefed by the parties as of February 18, 1997. No date for oral argument has yet been set.

As more fully described by the Company in its Form 10-K for the year ended December 31, 1996, the Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997, in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. On February 3, 1997, the state court filed an Order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure ("ARCP"), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The Order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII. In issuing the Order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a Notice of Removal of the lawsuit from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the class action to the state court and defendants have responded to this motion. Defendants do not need to respond to the complaint until after the federal court decides the motion to remand. The Company believes the allegations of the complaint to be completely without merit and intends to defend this matter vigorously.

8.   Purchase Commitments

As of March 31, 1997, the Company, through its AFG subsidiary, had committed to purchase $28.7 million of equipment for its commercial and industrial equipment lease portfolio.

From April 1, 1997 to April 23, 1997, the Company, through its AFG subsidiary, funded $3.5 million of commitments outstanding at March 31, 1997 for its commercial and industrial equipment lease portfolio, and entered into new commitments for $0.9 million.

As of April 23, 1997, the Company has committed to purchase 50 new refrigerated trailers for $2.1 million.

9.   Subsequent Event

In April 1997, the Company purchased and subsequently resold a Boeing 737 aircraft at a net gain of $0.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the funding and management of longer-term direct finance leases, operating leases, and loans through its American Finance Group subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. This is an important growth area for the Company. Through AFG, the Company is also engaged in the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees.

The Company operates ten trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used primarily in the food distribution industry. The Company has plans to expand this operation through selective acquisition of new or late-model used trailers.

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

The Company also owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, intermodal trailers, and storage equipment at March 31, 1997, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

For the Three Months Ended March 31, 1997 versus March 31, 1996

The following analysis reviews the operating results of the Company:

Revenue:


                                                                                For the three months
                                                                                   ended March 31,
                                                                               1997              1996
                                                                            ------------------------------
                                                                                   (in thousands)
        Operating leases                                                   $   4,229          $   5,046
        Finance lease income                                                   1,814                322
        Management fees                                                        2,861              2,553
        Partnership interests and other fees                                     486                992
        Acquisition and lease negotiation fees                                   178              1,555
        Aircraft brokerage and services                                          674                687
        Gain on the sale or disposition of assets, net                         1,368                800
        Other                                                                    841                446
                                                                            ------------------------------
            Total revenues                                                 $  12,451          $  12,401


The fluctuations in revenues for the three months ended March 31, 1997 from the same period in 1996 are summarized and explained below.

Operating lease revenue by equipment type:

                                                                 For the three months
                                                                   ended March 31,
                                                                1997              1996
                                                              ---------------------------
                                                                    (in thousands)

   Trailers                                                   $ 1,948          $  2,157
   Commercial and industrial equipment                          1,243             1,020
   Mobile offshore drilling units                                 604                --
   Aircraft                                                       269             1,424
   Storage equipment                                              104               262
   Marine containers                                               53               128
   Railcars                                                         8                55
                                                              ---------------------------
                                                              $ 4,229          $  5,046

As of March 31, 1997, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $65.2 million, which was $46.7 million less than the original cost of transportation equipment owned and held for operating leases or held for sale at March 31, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets resulting in a 73% net reduction in its aircraft portfolio and a 29% net reduction in its marine container portfolio, compared to March 31, 1996. The reduction in transportation equipment available for lease is the primary reason aircraft, marine container, and railcar revenue were reduced as compared to the prior year. The decrease in trailer lease revenue is primarily a result of reduced utilization in the first quarter of 1997 compared to the same period in 1996. During part of the first quarter of 1997, the Company owned one mobile offshore drilling unit as well as a 25.5% interest in another mobile offshore drilling unit which generated $0.6 million in lease revenue. Both of these drilling units were sold at the Company's cost to an affiliated program during the quarter.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease was partially offset by a $0.2 million increase in operating lease revenues generated by commercial and industrial equipment leases on equipment sold during the quarter as well as retained by the Company.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary which are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. Finance lease income increased $1.5 million in the first quarter of 1997 compared to a similar period in 1996. This increase is due to an increase in commercial and industrial assets owned and on finance leases. At March 31, 1997 the original equipment cost of assets on finance leases was $71.7 million compared to $15.2 million at March 31, 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The $0.3 million increase in management fees during the quarter ended March 31, 1997, compared to the comparable prior year quarter, resulted from an increase in management fees generated by gross revenues of EGF VII and Fund I which acquired additional equipment during 1996 and the first quarter of 1997. These increases in management fees were partially offset by a decrease in management fees caused by the disposition of equipment in the Company's older programs and by decreases in lease rates for certain types of equipment. With the termination of syndication activities in 1996, management fees are expected to decrease in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.6 million and $0.7 million for the quarters ended March 31, 1997 and 1996, respectively. In addition, a decrease of $0.1 million in the Company's residual interests in the programs was recorded during the quarter ended March 31, 1997. A net increase of $0.2 million was recorded during the quarter ended March 31, 1996. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended March 31, 1997, no equipment was purchased on behalf of the equipment growth funds compared to $23.8 million during the same quarter of the prior year, resulting in a $1.3 million decrease in acquisition and lease negotiation fees. Also during the quarter ended March 31, 1997, equipment purchased and managed by AFG for the institutional investment program was $6.3 million compared to $13.3 million for the same period in 1996, resulting in an additional decrease in acquisition and lease negotiation fees of $0.1 million. As a result of the Company's decision to suspend syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will continue to decrease in future periods.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft leasing and spare parts brokerage subsidiary, remained approximately the same in the first quarter of 1997 as the first quarter of 1996. During the quarter ended March 31, 1997, spare parts revenue increased by $0.2 million, offset by a reduction in revenue related to the sale of the subsidiary's ownership interests in Austin Aero FBO Ltd. to third parties in January 1996.

Gain on the sale or disposition of assets, net:

         During the quarter ended March 31, 1997, the Company recorded $1.4 million in gain on the sale or disposition of assets. Of this gain, $0.2 million resulted from the sale or disposition of 163 trailers, 126 storage units, 22 marine containers and 2 commuter aircraft. Also, during the first quarter of 1997, the Company purchased and subsequently resold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million. The Company also earned $0.8 million from the sale of commercial and industrial equipment during the first quarter of 1997. During the quarter ended March 31, 1996, the Company recorded $0.8 million in gains from the sale or disposition of 74 marine containers, 67 trailers, 67 railcars, and 5 storage units.

         Other revenue:

         Other revenue, which includes brokerage fees, financing income, and underwriting income, increased due to a $0.2 million increase in brokerage fees and a $0.2 million increase in financing income.

         Costs, Expenses, and Other:


                                                                         For the three months
                                                                           ended March 31,
                                                                        1997              1996
                                                                     -----------------------------
                                                                            (in thousands)

   Operations support                                                $   4,164        $    5,113
   Depreciation and amortization                                         2,205             2,709
   General and administrative                                            1,916             2,095
   Interest expense                                                      2,642             1,442
   Interest income                                                         386               237
   Other expense, net                                                       21                26


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, equipment remarketing costs, and cost of goods sold) decreased $0.9 million (19%) for the quarter ended March 31, 1997, from the same quarter in 1996. The decrease resulted from a $0.4 million decrease in equipment operating costs due to sales of the Company's transportation equipment, a $0.4 million decrease in compensation expense due to headcount reductions, and a $0.1 million decrease in bad debt expense.

         Depreciation and amortization:

         Depreciation and amortization expense decreased $0.5 million (19%) for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. The decrease resulted from the reduction in depreciable transportation equipment discussed in the operating lease revenue section, partially offset by increased depreciation of commercial and industrial equipment.

         General and administrative:

General and administrative expense decreased $0.2 million (9%) during the quarter ended March 31, 1997, compared to the same quarter in 1996, primarily due to lower professional service costs.

Interest expense:

         Interest expense increased $1.2 million (83%) during the quarter ended March 31, 1997, compared to the same period in 1996, due to an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term equipment acquisition loan facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt and the reduction in the amount outstanding on the senior secured loan.

Interest income:

Interest income increased $0.1 million (63%) in the quarter ended March 31, 1997, compared to the same quarter of 1996, as a result of higher average cash balances in the first quarter of 1997 compared to the same period in 1996.

         Income taxes:

For the three months ended March 31, 1997, the provision for income taxes was $0.6 million, which represented an effective rate of 32%. For the same period in 1996, the provision for income taxes was $0.5 million, which represented an effective rate of 37%.

         Net income:

         As a result of the foregoing, for the three months ended March 31, 1997, net income was $1.3 million resulting in net income per common share of $0.14. For the same period in 1996, net income was $0.8 million resulting in net income per common share of $0.07.

         Liquidity and Capital Resources

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

         Liquidity in 1997 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing sponsored programs, effectiveness of cost control programs, possible additional equipment sales, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

     (a) Debt Financing:

Senior Debt: The Company's $25.0 million senior loan with a syndicate of insurance companies provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of March 31, 1997, the cash collateral balance was $15.0 million. The facility required quarterly interest only payments through March 31, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997, through termination of the loan in June 2001.

Senior Notes: On June 28, 1996, the Company closed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. As of April 23, 1997, the Company had borrowed $18.0 million under this agreement.

        Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term equipment acquisition loan facility. This facility expires on October 31, 1997. This facility, which is shared with Equipment Growth Funds (EGFs) IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified. As of April 23, 1997, the Company had $20.5 million in borrowings and EGF V had $1.1 million in outstanding borrowings under this facility. The Company believes it can renew this facility at substantially the same terms.

        Securitized Debt: The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis secured by direct finance leases, operating leases, and loans on commercial and industrial equipment which generally have terms of two to seven years. The facility is available for a one year period expiring July 1997. As of April 23, 1997, there were $51.1 million in borrowings outstanding under this facility. The Company believes it can renew this facility at substantially the same terms.

Interest Rate Swap Contracts: The Company has entered interest rate swap agreements in order to manage the interest rate exposure associated with its securitized debt. At March 31, 1997 the swap agreements had remaining terms averaging 3.6 years, corresponding to the terms of the related debt. At March 31, 1997, a notional amount of $47.7 million of interest rate swap agreements effectively fixed interest rates at an average of 7.27% on such obligations. In the first quarter of 1997 interest expense was increased by $0.1 million due to these arrangements.

     (b) Commercial and Industrial Equipment Activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. AFG also originated loans where it takes a security interest in the assets. From January 1, 1997 through April 23, 1997, the Company purchased commercial and industrial equipment with an original equipment cost of $19.1 million. A portion of these transactions has been financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases is sold to an institutional leasing investment program for which the Company serves as the manager. Acquisition fees and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.

     As of March 31, 1997, the Company, through its AFG subsidiary, had committed to purchase $28.7 million of equipment for its commercial and industrial equipment lease portfolio.

From April 1, 1997, through April 23, 1997, the Company, through its AFG subsidiary, funded $3.4 million of commitments outstanding at March 31, 1997, for its commercial and industrial equipment lease portfolio, and entered into new commitments for $0.9 million.

     (c) Transportation Equipment Activities:

During the three months ended March 31, 1997, the Company generated proceeds of $4.7 million from the sale of owned transportation equipment. On the sale of assets which were collateralized as part of the senior loan facility, the net proceeds were placed in a collateral account.

         As of April 23, 1997, the Company has committed to purchase 50 new refrigerated trailers for $2.1 million.

         Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming assets. The Company will continue to identify underperforming assets for sale or disposal as necessary.

 Management believes that through debt and equity financing, possible sales of transportation equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

         See Note 7 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits

         10.    PLM International, Inc. Mandatory Management Stock Bonus Plan

     (B) Reports on Form 8-K

 February 5, 1997 - Announced that PLM International, Inc. received a copy of a class action complaint filed in the Circuit Court of Mobile, Alabama.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PLM INTERNATIONAL, INC.



                                       /s/ David J. Davis
                                       ----------------------
                                       David J. Davis
                                       Vice President and Corporate
                                       Controller






          Date: April 23, 1997