Form 10-Q
period 1997-06-30
PLM INTERNATIONAL INC
filed 1997-07-24
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal quarter ended June 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of July 23, 1997 - 9,184,884 shares

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                      For the Three Months               For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                       1997           1996              1997           1996
                                                                    ------------------------------------------------------------

       Revenues:
         Operating leases                                           $   3,429      $  4,111          $   7,658      $   9,157
         Finance lease income                                           1,984           724              3,798          1,046
         Management fees                                                2,797         2,893              5,658          5,446
         Partnership interests and other fees                             507           300                993          1,292
         Acquisition and lease negotiation fees                           585         1,109                763          2,664
         Aircraft brokerage and services                                  661           729              1,335          1,416
         Gain on the sale or disposition of assets, net                 1,233           993              2,601          1,793
         Other                                                            694           697              1,535          1,143
                                                                    ------------------------------------------------------------
            Total revenues                                             11,890        11,556             24,341         23,957
                                                                    ------------------------------------------------------------

       Costs and expenses:
         Operations support                                             4,058         6,108              8,222         11,221
         Depreciation and amortization                                  2,141         2,907              4,346          5,616
         General and administrative                                     2,810         1,664              4,726          3,759
                                                                    ------------------------------------------------------------
            Total costs and expenses                                    9,009        10,679             17,294         20,596
                                                                    ------------------------------------------------------------

       Operating income                                                 2,881           877              7,047          3,361

         Interest expense                                              (2,352 )      (1,541 )           (4,994 )       (2,983 )
         Interest income                                                  452           286                838            523
         Other (expense) income, net                                       (3 )         416                (24 )          390
                                                                    ------------------------------------------------------------

            Income before income taxes                                    978            38              2,867          1,291

         Provision for (benefit from) income taxes                        330          (223 )              938            238
                                                                    ------------------------------------------------------------

       Net income to common shares                                  $     648      $    261          $   1,929      $   1,053
                                                                    ============================================================


       Earnings per weighted-average common share
              outstanding                                           $    0.07      $   0.02          $    0.21      $    0.10
                                                                    ============================================================

















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                              June 30,              December 31,
                                                                                1997                    1996
                                                                         ------------------------------------------

                                     ASSETS

   Cash and cash equivalents                                               $    7,951              $    7,638
   Receivables                                                                  3,461                   5,286
   Receivables from affiliates                                                  6,309                   6,019
   Investment in direct finance leases, net                                    68,213                  69,994
   Loans receivable                                                             5,516                   5,718
   Equity interest in affiliates                                               28,756                  30,407
   Assets held for sale                                                             -                   6,222
   Transportation equipment held for operating leases                          61,467                  66,546
     Less accumulated depreciation                                            (38,028 )               (41,750 )
                                                                         ----------------------------------------
                                                                               23,439                  24,796
   Commercial and industrial equipment held for
         operating leases                                                      15,982                  15,930
     Less accumulated depreciation                                             (4,038 )                (2,302 )
                                                                         ----------------------------------------
                                                                               11,944                  13,628
   Restricted cash and cash equivalents                                        21,946                  17,828
   Other, net                                                                  11,261                  11,213
                                                                         ----------------------------------------
       Total assets                                                        $  188,796              $  198,749
                                                                         ========================================

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt                                               $    7,141              $   30,966
     Senior secured loan                                                       23,529                  25,000
     Senior secured notes                                                      27,000                  18,000
     Other secured debt                                                           521                     618
     Nonrecourse securitization facility                                       52,343                  45,392
     Payables and other liabilities                                            13,332                  16,757
     Deferred income taxes                                                     16,217                  15,334
                                                                         ----------------------------------------
        Total liabilities                                                     140,083                 152,067

   Minority interest                                                              370                     362

   Shareholders' equity:
     Common stock ($0.01 par value, 50,000,000 shares
          authorized, 9,191,864 issued and outstanding at
          June 30, 1997 and 9,142,761 at December 31, 1996)                       117                     117
     Paid-in capital, in excess of par                                         77,778                  77,778
     Treasury stock (3,404,527 and 3,453,630 shares at
          respective dates)                                                   (12,189 )               (12,382 )
                                                                         ----------------------------------------
                                                                               65,706                  65,513
     Accumulated deficit                                                      (17,363 )               (19,193 )
                                                                         ----------------------------------------
        Total shareholders' equity                                             48,343                  46,320
                                                                         ----------------------------------------
   Total liabilities, minority interest, and shareholders' equity          $  188,796              $  198,749
                                                                         ========================================




             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
              SHAREHOLDERS' EQUITY For the Year Ended December 31,
                   1996 and the Six Months Ended June 30, 1997
                                 (in thousands)





                                                 Common Stock
                                   -----------------------------------------

                                               Paid-in
                                              Capital in                                             Total
                                     At         Excess          Treasury       Accumulated       Shareholders'
                                     Par        of Par           Stock           Deficit             Equity
                                   -------------------------------------------------------------------------------

Balances, December 31, 1995        $ 117      $  77,743       $   (5,931 )     $  (23,309 )             $48,620
Net income                                                                          4,095                 4,095
Common stock repurchases                                          (6,451 )                               (6,451 )
Exercise of stock options                            35                                                      35
Translation gain                                                                       21                    21
                                   -------------------------------------------------------------------------------
   Balances, December 31, 1996       117         77,778          (12,382 )        (19,193 )              46,320

Net income                                                                          1,929                 1,929
Common stock repurchases                                             (46 )                                  (46 )
Reissuance of treasury stock                                         239              (38 )                 201
Translation loss                                                                      (61 )                 (61 )
                                   ===============================================================================
   Balances, June 30, 1997         $ 117      $  77,778       $  (12,189 )     $  (17,363 )             $48,343
                                   ===============================================================================















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                              1997               1996
                                                                                           -------------------------------
   Operating activities:
     Net income                                                                             $  1,929          $   1,053
     Adjustments to reconcile net income to net cash
              provided by operating activities:
        Depreciation and amortization                                                          4,346              5,616
        Foreign currency translation                                                             (61 )               52
        Increase in deferred income taxes                                                        883                222
        Gain on sale or disposition of assets, net                                            (2,601 )           (1,793 )
        Undistributed residual value interests                                                   208                294
        Minority interest in net income of subsidiaries                                            8                  7
        Increase (decrease) in payables and other liabilities                                    962             (2,723 )
        Decrease in receivables and receivables from affiliates                                1,535              2,252
        Cash distributions from affiliates in excess of income accrued                         1,443              1,342
        Increase in other assets                                                                (323 )             (478 )
                                                                                           -------------------------------
           Net cash provided by operating activities                                           8,329              5,844
                                                                                           -------------------------------

   Investing activities:
     Additional investment in affiliates                                                           -             (4,956 )
     Principal payments received on finance leases                                             8,589              1,510
     Principal payments received on loans                                                        979                  -
     Investment in direct finance leases                                                     (30,528 )          (36,170 )
     Investment in loans receivable                                                             (777 )                -
     Purchase of equipment                                                                   (22,930 )          (33,287 )
     Proceeds from  the sale of transportation equipment for lease                             9,958              6,254
     Proceeds from the sale of assets held for sale                                           15,600              1,431
     Proceeds from the sale of commercial and industrial equipment                            24,699             24,160
     Sale of investment in subsidiary                                                              -                372
     Increase in restricted cash and restricted cash equivalents                              (4,118 )           (5,184 )
                                                                                           -------------------------------
        Net cash provided by (used in) investing activities                                    1,472            (45,870 )
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

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                              1997               1996
                                                                                           -------------------------------

   Financing activities:
     Borrowings of short-term secured debt                                                  $ 31,910          $  33,444
     Repayment of short-term secured debt                                                    (55,735 )           (8,595 )
     Repayment of senior secured loan                                                         (1,471 )                -
     Repayment of other secured debt                                                             (97 )              (39 )
     Borrowings under senior secured notes                                                     9,000                  -
     Borrowings under securitization facility                                                 14,394             15,866
     Repayment of securitization facility                                                     (7,443 )           (7,681 )
     Repayment of subordinated debt                                                                -             (2,875 )
     Purchase of treasury stock                                                                  (46 )             (348 )
     Proceeds from exercise of stock options                                                       -                 35
                                                                                           -------------------------------
         Net cash (used in) provided by financing activities                                  (9,488 )           29,807
                                                                                           -------------------------------

   Net increase (decrease) in cash and cash equivalents                                          313            (10,219 )
   Cash and cash equivalents at beginning of period                                            7,638             13,764
                                                                                           ===============================
   Cash and cash equivalents at end of period                                               $  7,951          $   3,545
                                                                                           ===============================

   Supplemental information - net cash paid for:

     Interest                                                                               $  4,786          $   2,688
                                                                                           ===============================

     Income taxes                                                                           $     43          $   1,283
                                                                                           ===============================










             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc.'s (the Company's) financial position as of June 30, 1997 and December 31, 1996; the statements of income for the three and six months ended June 30, 1997 and 1996; the statements of cash flows for the six months ended June 30, 1997 and 1996; and the statements of changes in shareholders' equity for the year ended December 31, 1996 and the six months ended June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Financing Transaction Activities

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on primarily new commercial and industrial equipment. While the majority of these leases are accounted for as finance leases, some are accounted for as loans or operating leases. During the six months ended June 30, 1997, the Company funded $30.5 million in equipment that was placed on finance lease. Also during the six months ended June 30, 1997, the Company sold equipment on finance lease with an original equipment cost of $22.7 million, resulting in a net gain of $1.2 million. During the six months ended June 30, 1997, the Company funded loans of $0.8 million that were secured by commercial and industrial equipment.

4.   Equipment

Equipment held for operating lease includes transportation equipment and commercial and industrial equipment, which is depreciated over their estimated useful lives.

During the six months ended June 30, 1997, the Company funded $4.0 million in commercial and industrial equipment, which was placed on operating lease. During the six months ended June 30, 1997, the Company sold commercial and industrial equipment that was on operating lease with an original cost of $3.2 million for a net gain of $16,000.

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less costs to sell. As of December 31, 1996, the Company had a 25.5% interest in a mobile offshore drilling unit (rig) with a net book value of $5.1 million that was held for sale to an affiliated program. Also as of December 31, 1996, two commuter aircraft with a combined net book value of $1.1 million were held for sale. The rig was sold to an affiliated program at its original cost in March 1997. The two commuter aircraft were sold in February 1997 for their approximate net book value to an unaffiliated third party. During the first quarter of 1997, the Company purchased an additional mobile offshore drilling unit for $10.5 million, which was subsequently resold during the quarter to an affiliated program at cost. Also during the six months ended June 30, 1997, the Company purchased two commercial aircraft for $5.0 million and trailers for $2.8 million. The aircraft were subsequently sold to an unaffiliated third party for a gain of $0.8 million. As of June 30, 1997, the Company had no assets held for sale.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease will be purchased by affiliated programs. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During the six months ended June 30, 1996, the Company realized $0.7 million of gains from the sale of 64 railcars purchased as part of a group of assets by the Company in 1995.

5.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term equipment acquisition loan facility. This facility expires on October 31, 1997. The facility, which is shared with PLM Equipment Growth Funds IV, V, and VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, allows the Company to purchase equipment prior to the designated program or partnership being identified. As of June 30, 1997, the Company's AFG subsidiary had borrowed $7.1 million from this loan facility. No other amounts were outstanding under this facility as of June 30, 1997. All borrowings under this facility are guaranteed by the Company.

The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis that is secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from two to seven years. The facility is available for a one-year period expiring June 1998. As of June 30, 1997, outstanding borrowings totaled $52.3 million under this facility, payable through 2003.

6.   Shareholders' Equity

On March 3, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of June 30, 1997, 10,900 shares, for a total of $46,000, had been repurchased under this plan.

During the six months ended June 30, 1997, 60,003 shares (net of forfeited shares) were issued from treasury stock as part of the senior management bonus program. During the six months ended June 30, 1997, 10,900 shares were repurchased. Consequently, the total common shares outstanding increased to 9,191,864 as of June 30, 1997, from the 9,142,761 outstanding as of December 31, 1996. Net income per weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the earnings per share calculation during the three months ended June 30, 1997 and 1996 was 9,439,973 and 10,947,381, respectively. The weighted-average number of shares deemed outstanding for the earnings per share calculation during the six months ended June 30, 1997 and 1996 was 9,378,256 and 10,996,981, respectively.

On March 12, 1989, the Company distributed rights as a dividend on each outstanding share of common stock. Upon the occurrence of certain events, characterized as unsolicited or abusive attempts to acquire control of the Company, the rights would have become exercisable. On June 10, 1997, the Company announced the redemption of these rights for $0.01 per right. Shareholders of record as of June 24, 1997 will be paid a total of $0.1 million for the redemption of the rights on July 24, 1997.

7.   Legal Matters

In November 1995, a former employee of PLM International filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (ESOP), the ESOP's trustee, and certain individual employees, officers, and directors of the Company. The

Complaint contains claims for relief, alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally out of purported defects in the structure, financing, and termination of the ESOP and interference with plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the Court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of the District Court's judgment. This matter was fully briefed by the parties as of February 1997. The Ninth Circuit has scheduled oral argument on this matter for September 17, 1997 at 9:00 am.

As more fully described by the Company in its Form 10-K for the year ended December 31,1996, the Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On February 3, 1997, the state court filed an order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment Growth & Income Fund
VII. In issuing the order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a notice of removal of the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the Koch action to the state court and defendants have responded to this motion. The federal court has not yet ruled on this motion, and defendants do not need to respond to the complaint until after such motion is decided. The Company believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Company's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which PLM Financial Services, Inc. acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment Growth & Income Fund VII.

The Company and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No.
C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. A hearing on this motion to compel arbitration has been scheduled for August 22, 1997, although the district court may decide the motion without such argument. The Company believes that the allegations of the Romei action are completely without merit and intends to defend this matter vigorously.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

8.   Purchase Commitments

As of June 30, 1997, the Company, through its AFG subsidiary, had committed to purchase $120.5 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

From July 1, 1997 to July 23, 1997, the Company, through its AFG subsidiary, funded $10.0 million of the commitments outstanding as of June 30, 1997 for its commercial and industrial equipment lease portfolio.

As of July 23, 1997, the Company had committed to purchase $110.5 million of equipment for its commercial and industrial equipment lease portfolio.

9.   Subsequent Event

During July 1997, the Company purchased for $9.0 million a 47.5% interest in an entity that owns a marine vessel. The remaining 52.5% interest in the entity was purchased by an affiliated program. The Company intends to sell its interest in the entity to an affiliated program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A major activity of the Company is the funding and management of longer-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. Through AFG, the Company is also engaged in the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees.

The Company operates 10 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used primarily in the food distribution industry. The Company is selling certain of its older trailers and is replacing them with new or late-model used trailers.

The Company has syndicated investment programs from which it earns various fees and equity interests. The Professional Lease Management Income Fund I, LLC (Fund
I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allowed the Company to receive fees for the acquisition and initial lease of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment, which it then manages on behalf of the investors. The equipment management activities for these types of programs generates equipment management fees for the Company over the life of a program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of a program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

         On May 14, 1996, the Company announced the suspension of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees, will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

The Company also owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating lease, which consists of aircraft, marine containers, intermodal trailers, and storage equipment as of June 30, 1997, is equipment mainly built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and the current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

For the Three Months Ended June 30, 1997 versus June 30, 1996

The following analysis reviews the operating results of the Company:

Revenues

                                                                                For the Three Months
                                                                                   Ended June 30,
                                                                               1997              1996
                                                                            ------------------------------
                                                                                   (in thousands)
        Operating leases                                                    $  3,429          $   4,111
        Finance lease income                                                   1,984                724
        Management fees                                                        2,797              2,893
        Partnership interests and other fees                                     507                300
        Acquisition and lease negotiation fees                                   585              1,109
        Aircraft brokerage and services                                          661                729
        Gain on the sale or disposition of assets, net                         1,233                993
        Other                                                                    694                697
                                                                            ------------------------------
            Total revenues                                                  $ 11,890          $  11,556


The fluctuations in revenues for the three months ended June 30, 1997, compared to the same period in 1996, are summarized and explained below.

Operating lease revenues by equipment type:


                                                                 For the Three Months
                                                                    Ended June 30,
                                                                1997              1996
                                                              ---------------------------
                                                                    (in thousands)

   Trailers                                                   $ 1,912          $  1,802
   Commercial and industrial equipment                          1,261               778
   Aircraft                                                       102             1,139
   Storage equipment                                               95               282
   Marine containers                                               51                92
   Railcars                                                         8                18
                                                              ---------------------------
                                                              $ 3,429          $  4,111


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. As of June 30, 1997, the Company owned transportation equipment held for operating lease with an original cost of $61.5 million, which was $35.3 million less than the original cost of transportation equipment owned and held for operating lease or held for sale as of June 30, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets, and resulted in a 72% net reduction in its aircraft portfolio and a 33% net reduction in its marine container portfolio, compared to these portfolios as of June 30, 1996. The reduction in transportation equipment available for lease is the primary reason aircraft and marine container revenues were reduced, compared to the prior year. The $0.2 million decrease in storage equipment lease revenue is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a triple-net operating lease, as opposed to short-term operating leases, resulting in both lower storage equipment operating lease revenues and operating expenses.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease and the storage equipment agreement was partially offset by a $0.5 million increase in operating lease revenues generated by commercial and industrial equipment and by a $0.1 million increase in trailer lease revenues as a result of higher lease rates received on new trailer additions.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. Finance lease income increased $1.3 million in the second quarter of 1997, compared to the same period in 1996, reflecting an increase in commercial and industrial assets owned and on operating finance lease. For the quarter ended June 30, 1997, the average investment in direct finance leases was $67.8 million, compared to $23.1 million for the second quarter of 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The $0.1 million decrease in management fees during the quarter ended June 30, 1997, compared to the comparable prior year's quarter, resulted from a decrease in management fees caused by the disposition of equipment in the Company's older programs. With the termination of syndication activities in 1996, management fees are expected to decrease in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.6 million and $0.7 million for the quarters ended June 30, 1997 and 1996, respectively. In addition, a decrease of $0.1 million in the Company's residual interests in the programs was recorded during the quarter ended June 30, 1997. A net decrease of $0.4 million in the Company's residual interests in the programs was recorded during the quarter ended June 30, 1996. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended June 30, 1997, on behalf of the equipment growth funds, the Company signed a memorandum of agreement to purchase a 52.5% interest in an entity that owns a marine vessel (the purchase was completed in July 1997) for $10.0 million, compared to $17.4 million of equipment purchased on behalf of the equipment growth funds during the same quarter of the prior year, resulting in a $0.4 million decrease in acquisition and lease negotiation fees. Also during the quarter ended June 30, 1997, equipment purchased for the institutional leasing investment program managed by AFG was $1.3 million, compared to $7.6 million for the same period in 1996, resulting in an additional decrease in acquisition and lease negotiation fees of $0.1 million. Because of the Company's decision to suspend syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

         Gain on the sale or disposition of assets, net:

         During the quarter ended June 30, 1997, the Company recorded a $1.2 million net gain on the sale or disposition of assets. Of this gain, $0.4 million resulted from the sale or disposition of 323 trailers, 78 marine containers, 4 storage units, 2 railcars, and 2 commuter aircraft. Also, during the second quarter of 1997, the Company purchased and subsequently resold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million. The Company also earned $0.4 million from the sale of commercial and industrial equipment during the second quarter of 1997. During the quarter ended June 30, 1996, the Company recorded a $1.0 million net gain on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of 138 trailers, 50 marine containers, 5 commuter aircraft, 2 railcars, and 1 storage unit, and $0.4 million related to the sale of commercial and industrial equipment.

         Costs and Expenses

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                        1997                1996
                                                                     -------------------------------
                                                                            (in thousands)

   Operations support                                                $   4,058           $   6,108
   Depreciation and amortization                                         2,141               2,907
   General and administrative                                            2,810               1,664
                                                                     --------------------------------
      Total costs and expenses                                       $   9,009           $  10,679

         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, equipment remarketing costs, and cost of goods sold) decreased $2.1 million (34%) for the quarter ended June 30, 1997, compared to the same quarter in 1996. The decrease resulted from a $1.4 million charge related to the termination of syndication activities recorded in the second quarter of 1996, a $0.5 million decrease in compensation expense due to staff reductions, and a $0.2 million decrease in equipment operating costs due to sales of the Company's transportation equipment.

         Depreciation and amortization:

         Depreciation and amortization expenses decreased $0.8 million (26%) for the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment.

         General and administrative:

General and administrative expenses increased $1.1 million (69%) during the quarter ended June 30, 1997, compared to the same quarter in 1996, which was primarily due to a $0.2 million increase in compensation and benefits expenses, a $0.2 million increase in legal fees related to the Koch action (refer to Note 7 to the consolidated financial statements), a $0.5 million increase in costs related to a submission of matters to a vote of security holders, and a $0.3 million credit recorded in the second quarter of 1996 related to the Employee Stock Ownership Plan (ESOP), which were partially offset by a $0.1 million decrease in rent expense.

         Other Income and Expenses

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                        1997              1996
                                                                     ------------------------------
                                                                            (in thousands)

     Interest expense                                                $  (2,352 )       $  (1,541 )
     Interest income                                                       452               286
     Other (expense) income, net                                            (3 )             416
     Provision for (benefit from) income taxes                             330              (223 )


         Interest expense:

         Interest expense increased $0.8 million (53%) during the quarter ended June 30, 1997, compared to the same period in 1996, due to an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term equipment acquisition loan facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt and the reduction in the amount outstanding on the senior secured loan.

Interest income:

Interest income increased $0.2 million (58%) in the quarter ended June 30, 1997, compared to the same quarter of 1996, as a result of higher average cash balances in the second quarter of 1997, compared to the same period in 1996.

Other (expense) income, net:

Other income was $0.4 million during the quarter ended June 30, 1996, due to the sale of 32 wind turbines that had previously been written off. No similar income was recorded during the quarter ended June 30, 1997.

         Income taxes:

For the three months ended June 30, 1997, the provision for income taxes was $0.3 million, which represented an effective rate of 34%. For the same period in 1996, the benefit from income taxes was $0.2 million, which reflected an adjustment for taxes related to the ESOP.

Net Income

As a result of the foregoing, for the three months ended June 30, 1997, net income was $0.6 million, resulting in net income per weighted-average common share outstanding of $0.07. For the same period in 1996, net income was $0.3 million, resulting in net income per weighted-average common share outstanding of $0.02.


For the Six Months Ended June 30, 1997 versus June 30, 1996

The following analysis reviews the operating results of the Company:

Revenues

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                               1997              1996
                                                                            ------------------------------
                                                                                   (in thousands)
        Operating leases                                                    $  7,658          $   9,157
        Finance lease income                                                   3,798              1,046
        Management fees                                                        5,658              5,446
        Partnership interests and other fees                                     993              1,292
        Acquisition and lease negotiation fees                                   763              2,664
        Aircraft brokerage and services                                        1,335              1,416
        Gain on the sale or disposition of assets, net                         2,601              1,793
        Other                                                                  1,535              1,143
                                                                            ------------------------------
            Total revenues                                                  $ 24,341          $  23,957


The fluctuations in revenues for the six months ended June 30, 1997, compared to the same period in 1996, are summarized and explained below.

Operating lease revenues by equipment type:

                                                                For the Six Months
                                                                  Ended June 30,
                                                               1997              1996
                                                            ----------------------------
                                                                  (in thousands)

    Trailers                                                $  3,860          $  3,958
    Commercial and industrial                                  2,504             1,798
    Mobile offshore drilling units                               604                 -
    Aircraft                                                     370             2,565
    Storage equipment                                            199               544
    Marine containers                                            104               219
    Railcars                                                      17                73
                                                            ----------------------------
                                                            $  7,658          $  9,157


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. As of June 30, 1997, the Company owned transportation equipment held for operating leases with an original cost of $61.5 million, which was $35.3 million less than the original cost of transportation equipment owned and held for operating leases or held for sale as of June 30, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets, and resulted in a 72% net reduction in its aircraft portfolio, a 33% net reduction in its marine container portfolio, and a 100% net reduction in its railcar portfolio, compared to these portfolios as of June 30, 1996. The reduction in transportation equipment available for lease is the primary reason aircraft, marine container, and railcar revenue were all reduced, compared to the prior year's comparable period. The $0.3 million decrease in storage equipment lease revenue is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a triple-net operating lease, as opposed to short-term operating leases, resulting in both lower storage equipment operating lease revenues and operating expenses. Trailer lease revenue decreased due to reduced utilization for the six months ended June 30, 1997, as compared to the same period in the prior year.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease and the storage equipment agreement was partially offset by a $0.7 million increase in operating lease revenues generated by commercial and industrial equipment leases. In addition, during the six months ended June 30, 1997, the Company owned one mobile offshore drilling unit as well as a 25.5% interest in another mobile offshore drilling unit, which together generated $0.6 million in lease revenue. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. Finance lease income increased $2.8 million during the six months ended June 30, 1997, compared to the same period in 1996, due to an increase in commercial and industrial assets owned and on finance lease. For the six months ended June 30, 1997, the average investment in direct finance leases was $69.1 million, compared to $15.4 million for the same period of 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees increased $0.2 million during the six months ended June 30, 1997, compared to the same period of the prior year. Although management fees related to Fund I and the institutional leasing investment program managed by the Company's AFG subsidiary increased, management fees from the remaining older programs declined due to a net decrease in managed equipment. With the termination of syndication activities in 1996, management fees are expected to decrease in the future as older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.2 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively. In addition, a decrease of $0.2 million in the Company's residual interests in the programs was recorded during both the six months ended June 30, 1997 and 1996. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the six months ended June 30, 1997, on behalf of the equipment growth funds, the Company signed a memorandum of agreement to purchase a 52.5% interest in an entity that owns a marine vessel (the purchase was completed in July 1997) for $10.0 million, compared to $41.2 million of equipment purchased on behalf of the equipment growth funds during the same period of the prior year, resulting in a $1.7 million decrease in acquisition and lease negotiation fees. Also during the six months ended June 30, 1997, equipment purchased for the institutional leasing investment program managed by AFG was $7.6 million, compared to $18.5 million for the same period in 1996, resulting in an additional decrease in acquisition and lease negotiation fees of $0.2 million. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

         Gain on the sale or disposition of assets, net:

         During the six months ended June 30, 1997, the Company recorded $2.6 million in net gains on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of 486 trailers, 130 storage units, 100 marine containers, 4 commuter aircraft, and 2 railcars. Also during the six months ended June 30, 1997, the Company purchased and subsequently resold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million and earned $1.2 million from the sale of commercial and industrial equipment. During the six months ended June 30, 1996, the Company recorded a $1.8 million net gain on the sale or disposition of assets. Of this gain, $1.4 million resulted from the sale or disposition of 205 trailers, 124 marine containers, 69 railcars, 6 storage units, and 5 commuter aircraft, and $0.4 million related to the sale of commercial and industrial equipment.

         Other:

         Other revenues increased $0.4 million during the six months ended June 30, 1997, compared to the comparable prior year's period, due to increased revenue earned from financing income and brokerage fees.

         Costs and Expenses

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                        1997              1996
                                                                     ------------------------------
                                                                            (in thousands)

   Operations support                                                $   8,222        $   11,221
   Depreciation and amortization                                         4,346             5,616
   General and administrative                                            4,726             3,759
                                                                     ------------------------------
     Total costs and expenses                                        $  17,294        $   20,596


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, equipment remarketing costs, and costs of goods sold) decreased $3.0 million (27%) for the six months ended June 30, 1997, compared to the same period in 1996. The decrease resulted from a $1.4 million charge related to the termination of syndication activities recorded during the six months ended June 30, 1996, a $0.9 million decrease in compensation expense due to staff reductions, a $0.5 million decrease in equipment operating costs due to sales of the Company's transportation equipment, a $0.1 million decrease in rent expense, and a $0.1 million decrease in travel and entertainment expense.

         Depreciation and amortization:

         Depreciation and amortization expenses decreased $1.3 million (23%) for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment.

         General and administrative:

General and administrative expenses increased $1.0 million (26%) during the six months ended June 30, 1997, compared to the same period in 1996, due to a $0.4 million increase in compensation and benefits expenses, a $0.2 million increase in legal fees related to the Koch action (refer to Note 7 to the consolidated financial statements), a $0.5 million increase in costs related to a submission of matters to a vote of security holders, and a $0.3 million credit recorded in the second quarter of 1996 related to the ESOP, which were partially offset by a $0.2 million decrease in consulting expense, a $0.1 million decrease in computer services expense, and a $0.1 million decrease in rent expense.

Other Income and Expenses

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                        1997              1996
                                                                     ------------------------------
                                                                            (in thousands)

     Interest expense                                                $  (4,994 )      $   (2,983 )
     Interest income                                                       838               523
     Other (expense) income, net                                           (24 )             390
     Provision for (benefit from) income taxes                             938               238


         Interest expense:

         Interest expense increased $2.0 million (67%) during the six months ended June 30, 1997, compared to the same period in 1996, due to an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term acquisition loan facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt and the reduction in the amount outstanding on the senior secured loan.

         Interest income:

         Interest income increased $0.3 million (60%) in the six months ended June 30, 1997, compared to the same period in 1996, as a result of higher average cash balances for the six months ended June 30, 1997, compared to the same period in 1996.

Other (expense) income, net:

Other income was $0.4 million during the six months ended June 30, 1996, due to the sale of 32 wind turbines during the second quarter of 1996 that had previously been written off. No similar income was recorded during the six months ended June 30, 1997.

         Income taxes:

For the six months ended June 30, 1997, the provision for income taxes was $0.9 million, which represented an effective rate of 33%. For the same period in 1996, the provision for income taxes was $0.2 million, which represented an effective rate of 18% and reflected an adjustment for taxes related to the ESOP.

         Net Income

         As a result of the foregoing, for the six months ended June 30, 1997, net income was $1.9 million, resulting in net income per weighted-average common share outstanding of $0.21. For the same period in 1996, net income was $1.1 million, resulting in net income per weighted-average common share outstanding of $0.10.

         Liquidity and Capital Resources

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of equipment.

         Liquidity in 1997 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, possible additional equipment sales, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the following:

     Debt financing:

Senior Debt: The Company's $23.5 million senior loan with a syndicate of insurance companies provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of June 30, 1997, the cash collateral balance was $16.2 million. The facility required quarterly interest payments through March 31, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 through termination of the loan in June 2001.





Senior Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. On June 27, 1997, the Company drew down an additional $9.0 million on this facility and the outstanding balance as of July 23, 1997 was $27.0 million. Beginning in November 1997, the Company will be required to make quarterly principal payments of $1.35 million.

        Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term equipment acquisition loan facility. This facility expires on October 31, 1997. The facility, which is shared with PLM Equipment Growth Funds (EGFs) IV, V, and VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Fund I, LLC, allows the Company to purchase equipment prior to the designated program or partnership being identified. As of July 23, 1997, the Company had $19.1 million in borrowings, and EGF VI had $10.6 million in outstanding borrowings under this facility. The Company believes it can renew this facility on substantially the same terms.

        Securitized Debt: The Company has available a securitization facility for up to $80.0 million on a nonrecourse basis, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from two to seven years. The facility is available for a one-year period expiring June 1998. As of July 23, 1997, there were $52.9 million in borrowings outstanding under this facility.

Interest Rate Swap Contracts: The Company has entered into interest rate swap agreements in order to manage the interest rate exposure associated with its securitized debt. As of June 30, 1997, the swap agreements had remaining terms averaging 2.9 years, corresponding to the terms of the related debt. At June 30, 1997, a notional amount of $52.3 million of interest rate swap agreements effectively fixed interest rates at an average of 7.36% on such obligations. For the six months ended June 30, 1997, interest expense was increased by $0.2 million due to these arrangements.

     Commercial and industrial equipment activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. AFG also originated loans in which it takes a security interest in the assets. From January 1, 1997 through July 23, 1997, the Company purchased commercial and industrial equipment with an original equipment cost of $45.3 million. A portion of these transactions has been financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases is sold to an institutional leasing investment program for which the Company serves as the manager. Acquisition and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.

     As of June 30, 1997, the Company, through its AFG subsidiary, had committed to purchase $120.5 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

From July 1, 1997 through July 23, 1997, the Company, through its AFG subsidiary, funded $10.0 million of commitments outstanding as of June 30, 1997 for its commercial and industrial equipment lease portfolio.

     Transportation equipment activities:

During the six months ended June 30, 1997, the Company generated proceeds of $10.0 million from the sale of owned transportation equipment. The net proceeds on the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

         Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming assets. The Company will continue to analyze its transportation equipment portfolio for underperforming assets to sell or dispose of as necessary.

During July 1997, the Company purchased for $9.0 million a 47.5% interest in an entity that owns a marine vessel. The remaining 52.5% interest in the entity was purchased by an affiliated program. The Company intends to sell its interest in the entity to an affiliated program.



Management believes that through debt and equity financing, possible sales of equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

     Forward-looking information:

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that contain risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.

                           PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings

         See Note 7 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders, held June 10, 1997, six proposals were submitted to a vote of the Company's security holders.

1. Robert N. Tidball was re-elected to the Board of Directors of the Company. Robert L. Witt was elected to the Board of Directors of the Company. The votes cast in the election were as follows:


                                       Votes
-------------------------------------------------------------------------------
                      Nominee                      For            Withheld

Robert N. Tidball                               3,632,044          650,617
Robert L. Witt                                  3,246,699        1,035,962
Hans P. Jebsen                                  2,817,307           58,120
Malcolm G. Witter                               2,831,742           43,685

Directors whose terms continued after the Annual Meeting of Stockholders, held June 10, 1997 are as follows:

                                    Class II (Terms Expire in 1998)
                                    J. Alec Merriam
                                    Robert L. Pagel

                                    Class III (Terms Expire in 1999)
                                    Douglas P. Goodrich
                                    Harold R. Somerset

2.   The proposal to eliminate the Shareholder Rights Plan was approved.

                                    Votes
-------------------------------------------------------------------------------
           For                      Against                 Abstentions
        5,009,556                  2,020,855                  117,121


3. The recommendation to repeal Article Eleventh of the Company's Certificate of Incorporation was approved.

                                    Votes
-------------------------------------------------------------------------------
           For                      Against                 Abstentions
        4,468,459                  2,544,898                  134,175

4. The recommendation to amend the Company's Certificate of Incorporation so that the Company would not be governed by Section 203 of Delaware General Corporation Law was approved.

                                    Votes
-------------------------------------------------------------------------------
           For                      Against                 Abstentions
        3,682,823                  3,336,870                  127,839


5. The proposal to amend Section 11 to the Company's Bylaws to add a new section concerning stockholder meetings in the event of certain cash tender offers was not approved.

                                    Votes
-------------------------------------------------------------------------------
           For                      Against                 Abstentions
        4,073,148                  2,954,642                  119,742


6. The recommendation to create a special committee dedicated to increase shareholder value was not approved.

                                    Votes
-------------------------------------------------------------------------------
           For                      Against                 Abstentions
        3,375,674                  3,309,825                  462,033



Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

None.

(B)  Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLM INTERNATIONAL, INC.



                                          /s/  Richard Brock
                                          --------------------------
                                          Richard Brock
                                          Vice President and
                                          Corporate Controller






          Date: July 23, 1997