Form 10-Q/A
period 1996-09-30
PLM INTERNATIONAL INC
filed 1997-08-20
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                  FORM 10-Q/A
                               (Amendment No. 1)




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock - $.01 Par Value; Outstanding as of November 4, 1996 - 9,142,761 shares

                            PLM INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,           December 31,
                                                                               1996                   1995
                                                                                     (in thousands)
                                     ASSETS
   Cash and cash equivalents                                               $    7,020              $   13,764
   Receivables                                                                  5,817                   4,931
   Receivables from affiliates                                                  5,816                   8,690
   Investment in direct finance leases, net                                    43,243                      --
   Loan receivable                                                              3,006                      --
   Assets held for sale                                                           748                     719
   Equity interest in affiliates                                               30,857                  28,208

   Equipment held for operating leases                                        103,651                 112,732
     Less accumulated depreciation                                            (56,136 )               (64,892 )
                                                                               47,515                  47,840
   Restricted cash and cash equivalents                                        21,687                  10,621
   Other, net                                                                  11,359                  11,440

   Total assets                                                            $  177,068              $  126,213

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt                                               $   27,791              $       --
     Senior secured loan                                                       35,000                  35,000
     Senior secured notes                                                      18,000                      --
     Other secured debt                                                         1,174                   1,353
     Subordinated debt                                                             --                  11,500
     Nonrecourse securitization facility                                       22,308                      --
     Payables and other liabilities                                            11,910                  13,884
     Deferred income taxes                                                     15,823                  15,493
   Total liabilities                                                          132,006                  77,230

   Minority interest                                                              372                     363

   Shareholders' Equity:
     Common  stock,  $.01 par value,  50,000,000  shares  authorized,  9,142,761 issued and outstanding at September 30, 1996 and 10,833,161 at
       December 31, 1995                                                          117                     117
     Paid-in capital, in excess of par                                         77,778                  77,743
     Treasury stock (3,453,630 and 1,753,230 shares at
        respective dates)                                                     (12,382 )                (5,931 )
                                                                               65,513                  71,929
   Accumulated deficit                                                        (20,823 )               (23,309 )
   Total shareholders' equity                                                  44,690                  48,620

     Total liabilities, minority interest,
       and shareholders' equity                                            $  177,068              $  126,213



             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                       For the three months                For the nine months
                                                                       ended September 30,                 ended September 30,
                                                                       1996           1995                 1996           1995

       Revenues:
         Operating leases                                           $   4,351      $   5,311          $   13,508    $     17,942
         Management fees                                                2,752          2,909               8,198           8,231
         Partnership interests and other fees                           1,430          1,410               2,722           3,739
         Acquisition and lease negotiation fees                         2,596          2,467               5,260           4,797
         Finance lease income                                           1,532             --               2,578              --
         Commissions                                                       --             --                  --           1,322
         Aircraft brokerage and services                                  621          1,383               2,037           3,700
         Gain on the sale or disposition of assets, net                   257            730               2,050           5,911
         Other                                                            521            540               1,664           1,062
           Total revenues                                              14,060         14,750              38,017          46,704

       Costs and expenses:
         Operations support                                             4,938          6,050              16,359          18,602
         Depreciation and amortization                                  2,887          2,104               8,503           6,491
         Commissions                                                       --            (51 )                --           1,417
         General and administrative                                     2,250          2,579               5,809           7,646
           Total costs and expenses                                    10,075         10,682              30,671          34,156

       Operating income                                                 3,985          4,068               7,346          12,548

       Interest expense                                                 2,117          1,609               5,100           5,540
       Other (expense) income, net                                       (738 )          591                (348 )           537
       Interest income                                                    368            566                 891           1,491
       Income before income taxes                                       1,498          3,616               2,789           9,036

       Provision for income taxes                                         133          1,559                 371           3,884

       Net income to common shares                                  $   1,365      $   2,057          $    2,418    $      5,152

       Earnings per common share outstanding                        $    0.14      $    0.18          $     0.23    $       0.44











                        See accompanying notes to these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the Year Ended December 31,
                            1995 and the Nine Months
                          Ended September 30, 1996 (in
                                   thousands)






                                                  Common Stock
                                   --------------------------------------
                                               Paid-in
                                              Capital in                      Earnings           Total
                                     At         Excess         Treasury     Accumulated      Shareholders'
                                     Par        of Par          Stock        (Deficit)           Equity
                                  ----------------------------------------------------------------------------
Balances, December 31, 1994        $ 117      $  77,699      $   (2,831 )   $  (29,290 )     $        45,695

Net income                                                                       6,048                 6,048
Common stock repurchases                                         (3,100 )                             (3,100 )
Exercise of stock options                            44                                                   44
Translation loss                                                                   (67 )                 (67 )
                                  ----------------------------------------------------------------------------
Balances, December 31, 1995          117         77,743          (5,931 )      (23,309 )              48,620

Net income                                                                       2,418                 2,418
Common stock repurchases                                         (6,451 )                             (6,451 )
Exercise of stock options                            35                                                   35
Translation gain                                                                    68                    68
                                  =============================================================================
Balances, September 30, 1996       $ 117      $  77,778      $  (12,382 )   $  (20,823 )     $        44,690

























             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                              1996               1995
   Operating activities:
     Net income                                                                        $       2,418        $     5,152
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                         8,503              6,491
         Foreign currency translation                                                             68                 29
         Increase in deferred income taxes                                                       348              3,659
         Gain on sale or disposition of assets, net                                           (2,050 )           (5,911 )
         Undistributed residual value interests                                                 (405 )             (201 )
         Minority interest in net income of subsidiaries                                           9                 31
         Decrease in payables and other liabilities                                           (1,966 )             (472 )
         Decrease (increase) in receivables and receivables from affiliates                    3,260             (2,063 )
         Increase in loan receivable                                                          (3,006 )               --
         Cash distributions from affiliates in excess of income accrued                        2,086                580
         Increase in other assets                                                              (368)               (906 )
           Net cash provided by operating activities                                           8,897              6,389

   Investing activities:
     Additional investment in affiliates                                                      (4,972 )           (7,718 )
     Purchase of residual option                                                                  --               (200 )
     Principal payments received on finance leases                                             2,603                 --
     Investment in direct finance leases                                                     (57,295 )               --
     Purchase of equipment                                                                   (40,759 )          (41,454 )
     Proceeds from  the sale of transportation equipment for lease                             7,288             11,498
     Proceeds from the sale of assets held for sale                                            2,052             38,462
     Proceeds from the sale of commercial and industrial equipment to
       institutional investment program                                                       20,941                 --
     Proceeds from the sale of commercial and industrial equipment to
       third parties                                                                          14,961                 --
     Proceeds from the sale of leveraged leased assets                                            --              4,530
     Proceeds from the disposition of residual options                                            --              2,059
     Sale of investment in subsidiary                                                            372                 --
     Increase in restricted cash and restricted cash equivalents                             (11,066 )           (9,318 )
           Net cash used in investing activities                                             (65,875 )           (2,141 )


                                                                     (Continued)








             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                              1996               1995

   Financing activities:
     Borrowings of short-term secured debt                                             $      59,390      $       9,800
     Repayment of short-term secured debt                                                    (31,599 )          (16,204 )
     Proceeds from other secured debt                                                             90                657
     Repayment of other secured debt                                                             (39 )              (33 )
     Borrowings under senior notes facility                                                   18,000                 --
     Borrowings under securitization facility                                                 29,989                 --
     Repayment of securitization facility                                                     (7,681 )               --
     Repayment of subordinated debt                                                          (11,500 )               --
     Payments received from ESOP Trustee                                                          --                928
     Repurchase of treasury stock                                                             (6,451 )             (494 )
     Proceeds from exercise of stock options                                                      35                 44
         Net cash provided by (used in) financing activities                                  50,234             (5,302 )

   Net decrease in cash and cash equivalents                                                  (6,744 )           (1,054 )
   Cash and cash equivalents at beginning of period                                           13,764             16,131
   Cash and cash equivalents at end of period                                                  7,020

   Supplemental information:
     Interest paid during the period                                                   $       4,188      $       4,878
     Income taxes paid during the period                                               $       1,285      $         595


























             See accompanying notes to these consolidated financial
                                  statements.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


1.   General


In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly PLM International, Inc.'s (the Company's) financial position as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995, and the statements of changes in shareholders' equity for the year ended December 31, 1995 and the nine months ended September 30, 1996.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, on file with the Securities and Exchange Commission.


2.   Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.   Finance Lease Activities


In 1995, the Company established a new wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately-held Equis Financial Group (Equis). During 1995, the Company provided management services for investor programs of Equis for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of Equis' investor programs. Under the modified agreement, the Company obtained the lease origination and servicing operations, and the rights to manage an institutional leasing investment program. Additionally, the agreement provided for AFG to acquire software, computers, and furniture that support the marketing and operations activities. AFG is originating and managing lease transactions on new commercial and industrial equipment such as data processing, communications, materials handling, and construction equipment, which are financed by a securitization facility, for the Company's own account, or sold to the institutional investment program or other investors. The majority of these leases are accounted for as direct finance leases. Periodically, the Company will use its short-term loan facility to finance the acquisition of the assets subject to these leases prior to sale or permanent financing by the securitization facility.


4.   Equipment

Equipment held for operating leases includes transportation equipment and commercial and industrial equipment purchased by AFG which are depreciated over their estimated useful lives, subject to an impairment analysis.

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Transportation equipment held for sale is valued at the lower of depreciated cost or fair value less costs to sell. As of September 30, 1996, the Company had one commuter aircraft subject to a pending contract for sale for $0.7 million, with an aggregate net book value of $0.7 million. As of December 31, 1995, the Company had 1 marine container and 69 railcars subject to pending contracts for sale for a total of $0.7 million, with an aggregate net book value of $0.7 million.

Periodically, the Company will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination third party industry sources, and recent transactions or published fair market value references. During the nine months ended September 30, 1996, the Company realized

$0.7 million of gains on the sale of 69 railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to Equipment Growth Funds (EGFs) IV, VI, VII, Professional Lease Management Income Fund I, L.L.C. (Fund I) and the Company. These assets were included in assets held for sale at December 31, 1995.

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

This facility, which is shared with EGFs III, IV, V, VI, VII and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to its having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on commercial and industrial equipment purchased for placement in the securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold purchased assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.0% at the option of the borrower at the time of the advance under the facility. The Company retains the net lease revenue earned and is liable for the interest expense during the interim holding period since its capital is at risk. As of September 30, 1996, the Company's AFG subsidiary had borrowed $27.8 million and the EGFs and Fund I had no borrowings on this facility. All borrowings under this line are guaranteed by a subsidiary of the Company.

On October 31, 1996, the Company amended this agreement (for details refer to "Liquidity and Capital Resources").

The Company has available a securitization facility for up to $80 million on a nonrecourse basis that is secured primarily by direct finance leases which generally have terms of three to five years. The facility is available for a one year period expiring July 1997. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasury rates plus 1%. As of September 30, 1996, there were $22.3 million in borrowings outstanding under this facility.

6.   Note Agreement

On June 28, 1996, the Company completed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. At September 30, 1996, $18.0 million in borrowings were outstanding under this facility. The facility bears interest at three-month LIBOR plus 240 basis points. The Company has pledged substantially all of its management, acquisition and lease negotiation fees, and certain partnership distributions as collateral to the facility. The facility requires quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

7.   Shareholders' Equity

The Company repurchased 1.7 million shares of its common stock for $6.5 million during the nine months ended September 30, 1996. The repurchases completed a $5.0 million common stock repurchase program announced in November 1995, as well as an additional repurchase of $3.7 million authorized by the Company's Board of Directors in July 1996.

Additionally, during the nine months ended September 30, 1996, options for 10,000 shares were exercised. Consequently, the total common shares outstanding decreased to 9,142,761 at September

30, 1996, from the 10,833,161 outstanding at December 31, 1995. Net income per common share was computed by dividing net income to common shares by the weighted average number of shares and stock options deemed outstanding during the period. The weighted average number of shares and stock options deemed outstanding during the three months ended September 30, 1996 and 1995, were 9,505,195 and 11,755,658, respectively. The weighted average number of shares and stock options deemed outstanding during the nine months ended September 30, 1996 and 1995, were 10,499,605 and 11,799,894, respectively.

8.   Syndication Activities


On May 14, 1996, the Company announced the halt of syndication of equipment leasing programs with the May 13, 1996 close of Fund I after concluding that future syndication sales would not reach the levels required to make syndication activities financially attractive to the Company. The Company recognized a one-time $1.4 million charge during the nine months ended September 30, 1996, mainly related to severance pay associated with this decision.


Through May 13, 1996, Fund I had raised $100 million in equity and is now in the equipment investment phase.

9.   Sale of Subsidiary

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

In November 1995, James F. Schultz (Plaintiff), a former employee of PLM International, filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (the ESOP), the ESOP's trustee, and certain individual employees, officers, and/or directors of PLM International. The Complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP and for interference with Plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees, and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the Court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff has appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of District Court's judgment. The parties are required to complete briefing on the appeal by January 2, 1997.

11.  Purchase Commitments

As of September 30, 1996, the Company, through its AFG subsidiary, had committed to purchase $208.8 million of equipment for its commercial and industrial equipment lease portfolio.

During October 1996, the Company, through its AFG subsidiary, funded $12.8 million of commitments outstanding for its commercial and industrial equipment lease portfolio at September 30, 1996, and entered into new commitments for $24.2 million.

12.  Subsequent Event

On October 1, 1996, the Company repaid $10.0 million of the entire floating rate portion of its senior loan through the use of restricted cash from the sale of pledged equipment and incurred prepayment penalties of $0.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns a diversified portfolio of transportation equipment from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating leases, which consists of aircraft, marine containers, trailers, and storage equipment at September 30, 1996, is mainly equipment built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms and higher costs of maintaining and operating aged equipment and, in certain instances, limited remarketability.

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


         On May 14, 1996, the Company announced the halt of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I after concluding that future syndication sales would not reach the levels required to make syndication activities financially attractive to the Company. As a result of this decision, revenues earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.


The Company is engaged in the  funding  and  management  of  longer-term  direct finance leases and operating leases through its American Finance Group (AFG) subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. This is an important new growth area for the Company. The investment in AFG permits the Company to apply much of the same accounting, finance and management experience gained from its many years in the transportation  sector.  Through  AFG,  the  Company  is  also  engaged  in  the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees.

For the Three Months Ended September 30, 1996 versus September 30, 1995

The following analysis reviews the operating results of the Company:

        Revenue:                                                                For the three months
                                                                                 ended September 30,
                                                                               1996              1995
                                                                                   (in thousands)
        Operating leases                                                    $  4,351        $     5,311
        Management fees                                                        2,752              2,909
        Partnership interests and other fees                                   1,430              1,410
        Acquisition and lease negotiation fees                                 2,596              2,467
        Finance lease income                                                   1,532                 --
        Aircraft brokerage and services                                          621              1,383
        Gain on the sale or disposition of assets, net                           257                730
        Other                                                                    521                540
            Total revenues                                                  $ 14,060        $    14,750


The fluctuations in revenues for the three months ended September 30, 1996 from the same period in 1995 are summarized and explained below.

Operating lease revenue:

                                                                 For the three months
                                                                  ended September 30,
                                                                1996              1995
                                                                    (in thousands)
   By equipment type:
     Trailers                                                 $ 1,807          $   2,508
     Aircraft                                                   1,111              1,514
     Marine vessels                                                --                (13 )
     Marine containers                                             70                156
     Storage equipment                                            276                263
     Railcars                                                      16                190
     Commercial and industrial equipment                        1,071                693
                                                              $ 4,351          $   5,311


As of September 30, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $92.8 million, which was $41.9 million less than the original cost of transportation equipment owned and held for operating leases or held for sale at September 30, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming transportation assets resulting in a 100% reduction in its railcar portfolio, a 35% net reduction in its marine container portfolio, a 43% net reduction in its aircraft portfolio, and an 8% net reduction in its trailer portfolio, compared to September 30, 1995. Operating lease revenue includes revenues generated from assets held for operating leases, assets held for sale that are on lease, and rents received during short-term holding periods on operating leased assets. The reduction in transportation equipment available for lease is the primary reason trailer, railcar, marine container, and aircraft revenue were all reduced as compared to the prior year. In addition, trailer lease revenue decreased due to lower utilization.

The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $0.4 million increase in operating lease revenues generated by commercial and industrial equipment leases on $13.2 million of purchased equipment and revenues generated on leased equipment purchased for $5.5 million prior to being sold to third parties.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. The $0.2 million decrease in management fees during the quarter ended September 30, 1996, compared to the comparable prior year quarter, resulted from a decrease in management fees generated by gross revenues of the managed programs which fell due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment in those programs and the elimination of management of the Equis Financial Group (Equis) programs. With the termination of syndication activities, management fees are expected to decrease in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.6 million and $0.8 million for the quarters ended September 30, 1996 and 1995, respectively. In addition, net increases of $0.8 million and $0.6 million in the Company's residual values were recorded during the quarters ended September 30, 1996 and 1995, respectively. These net increases in residual values were related to equipment purchased by Fund I, offset partially by decreases in residual values related to certain of the equipment growth funds and Equis programs. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended September 30, 1996, a total of $45.1 million of equipment was purchased on behalf of the equipment growth funds compared to $41.2 million during the same quarter of the prior year, resulting in a $0.2 million increase in acquisition and lease negotiation fees. In addition, acquisition and lease negotiation fees related to AFG purchases for managed programs decreased $0.1 million in the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. As a result of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will be reduced in the future.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary and retained for long-term investment. During the quarter ended September 30, 1996, the Company earned direct finance lease income on average equipment purchases of $38.5 million, financed by both short-term secured debt and a nonrecourse securitization facility. These direct finance leases resulted in $1.5 million in earned income for the third quarter of 1996, which represented income earned on the lease payment stream. There were no similar transactions in the comparable prior year period.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.8 million during the quarter ended September 30, 1996, compared to the comparable prior year quarter. The decrease was attributable to the sale of the subsidiary's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

Gain on the sale or disposition of assets, net:

         During the quarter ended September 30, 1996, the Company recorded $0.4 million in gains which resulted mainly from the sale or disposition of 1 commuter aircraft, 104 marine containers, 16 railcars, 4 storage units, and 40 trailers, and recorded $0.3 million in gains related to AFG equipment sales. Gains for the third quarter of 1996 were offset partially by a $0.4 million adjustment to decrease the estimated net realizable value of certain commuter aircraft. During the quarter ended September 30, 1995, the Company purchased a commuter aircraft for $0.7 million and sold the aircraft for a gain of $0.1 million, net of selling costs. Additional net gains of $0.6 million on the sale or disposition of assets for the quarter ended September 30, 1995 resulted from the sale or disposition of 68 marine containers, 1 commuter aircraft, 3 helicopters, 91 railcars, 12 storage units, and 101 trailers.

         Costs, Expenses, and Other:

                                                                        For the three months
                                                                         ended September 30,
                                                                       1996              1995
                                                                           (in thousands)

   Operations support                                                $   4,938        $    6,050
   Depreciation and amortization                                         2,887             2,104
   Commissions                                                              --               (51 )
   General and administrative                                            2,250             2,579
   Interest expense                                                      2,117             1,609
   Other (expense) income, net                                            (738 )             591
   Interest income                                                         368               566


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $1.1 million (18%) for the quarter ended September 30, 1996, from the same quarter in 1995. The decrease resulted from a $0.3 million decrease in operating and repair and maintenance costs due to sales of the Company's transportation equipment and due to the sale of the Company's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively, a $1.3 million decrease in compensation and bonus expense due to headcount reductions and higher compensation expense in 1995 (primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995), offset partially by a $0.2 million increase in bad debt expense, a $0.1 million increase in professional and administrative expenses, and a $0.2 million decrease in allocated expenses to Equis programs (the Company is no longer managing these programs) during the third quarter of 1996.

         Depreciation and amortization:

         Depreciation and amortization expense increased $0.8 million (37%) for the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. The increase resulted from amortization of costs associated with AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable transportation equipment discussed in the operating lease revenue section.

         General and administrative:

General and administrative expense decreased $0.3 million (13%) during the quarter ended September 30, 1996, compared to the same quarter in 1995, due primarily to a $0.1 million decrease in compensation related to the reductions in headcount and commission expenses, and a $0.2 million decrease in other administrative expenses.

         Interest expense:

         Interest expense increased $0.5 million (32%) during the quarter ended September 30, 1996, compared to the same period in 1995, due to an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term equipment acquisition loan facility, offset partially by the retirement of the subordinated debt.

Other (expense) income, net:

Other expense, net was $0.7 million during the quarter ended September 30, 1996, compared to other income, net, of $0.6 million for same quarter in 1995. During the quarter ended September 30, 1996, the Company prepaid the $8.6 million balance of its subordinated debt and incurred prepayment penalties of $0.7 million. Other income, net of $0.6 million for the quarter ended September 30, 1995, represented the receipt of an account receivable from a previously bankrupt debtor.

Interest income:

Interest income decreased $0.2 million (35%) in the quarter ended September 30, 1996, compared to the same quarter of 1995, as a result of lower average cash balances in 1996.

         Income taxes:

For the three months ended September 30, 1996, the provision for income taxes was $0.1 million, which represented an effective rate of 9%. Tax planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the Employee Stock Ownership Plan resulted in the reduction in the Company's effective tax rate for the third quarter of 1996. For the same period in 1995, the provision for income taxes was $1.6 million, which represented an effective rate of 43% and higher income before tax.

         Net income:

         As a result of the foregoing, for the three months ended September 30, 1996, net income was $1.4 million resulting in net income per common share of $0.14. For the same period in 1995, net income was $2.1 million resulting in net income per common share of $0.18.

For the Nine Months Ended September 30, 1996 versus September 30, 1995

The following analysis reviews the operating results of the Company:

Revenue:

                                                                                 For the nine months
                                                                                 ended September 30,
                                                                               1996              1995
                                                                                   (in thousands)
        Operating leases                                                     $13,508            $17,942
        Management fees                                                        8,198              8,231
        Partnership interests and other fees                                   2,722              3,739
        Acquisition and lease negotiation fees                                 5,260              4,797
        Finance lease income                                                   2,578                 --
        Commissions                                                               --              1,322
        Aircraft brokerage and services                                        2,037              3,700
        Gain on the sale or disposition of assets, net                         2,050              5,911
        Other                                                                  1,664              1,062
            Total revenues                                                   $38,017            $46,704


The fluctuations in revenues for the nine months ended September 30, 1996 from the same period in 1995 are summarized and explained below.

Operating lease revenue:

                                                                For the nine months
                                                                ended September 30,
                                                               1996             1995
                                                                  (in thousands)
  By equipment type:
    Trailers                                                $   5,765          $   7,888
    Aircraft                                                    3,676              4,587
    Marine vessels                                                 --              1,079
    Marine containers                                             289                456
    Storage equipment                                             820                763
    Railcars                                                       89              1,453
    Commercial and industrial equipment                         2,869              1,716
                                                            $  13,508          $  17,942


As of September 30, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $92.8 million, which was $41.9 million less than the original cost of transportation equipment owned and held for operating leases or held for sale at September 30, 1995. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming and nonperforming transportation assets resulting in a 100% reduction in its marine vessel fleet and railcar portfolio, a 35% net reduction in its marine container portfolio, a 43% net reduction in its aircraft portfolio, and an 8% net reduction in its trailer portfolio, compared to September 30, 1995. Operating lease revenue includes revenues generated from assets held for operating leases, assets held for sale that are on lease, and rents received during short-term holding periods on operating leased assets. The reduction in transportation equipment available for lease is the primary reason marine vessel, trailer, railcar, marine container, and aircraft revenue were all reduced as compared to the prior year comparable period. In addition, trailer lease revenue decreased due to lower utilization.

The decrease in operating lease revenues as a result of the reduction in equipment available for lease was partially offset by a $0.1 million increase in operating lease revenues generated by higher storage equipment utilization and by a $1.2 million increase in operating lease revenues generated by commercial and industrial leases on $13.2 million of purchased equipment and revenues generated on leased equipment purchased for $26.3 million prior to being sold to third parties.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $8.2 million during the nine months ended September 30, 1996 and 1995. Although management fees related to Fund I increased, management fees from the remaining older programs decreased due to a net decrease in managed equipment and a decrease in lease rates for certain types of equipment in those programs and the elimination of management of the Equis programs. With the termination of syndication activities, management fees are expected to decrease in the future as older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This future decrease will be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $2.1 million and $2.5 million for the nine months ended September 30, 1996 and 1995, respectively. In addition, net increases of $0.6 million and $1.2 million in the Company's residual values were recorded for the nine months ended September 30, 1996 and 1995, respectively. These net increases in residual values were related to equipment purchased by Fund I, offset partially by decreases in residual values related to certain of the equipment growth funds and Equis programs. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the nine months ended September 30, 1996, a total of $86.3 million of equipment was purchased on behalf of the equipment growth funds compared to $69.8 million during the same period of the prior year, resulting in a $0.9 million increase in acquisition and lease negotiation fees. This increase was partially offset by a $0.4 million decrease in acquisition and lease negotiation fees related to AFG purchases for managed programs. As a result of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I had a no front-end fee structure, acquisition and lease negotiation fees will be reduced in the future.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary and retained for long-term investment. During the nine months ended September 30, 1996, the Company originated and earned direct finance lease income on average equipment purchases of $22.8 million, financed by both short-term secured debt and a nonrecourse securitization facility. These direct finance leases resulted in $2.6 million in earned income for the nine months ended September 30, 1996, which represented income earned on the lease stream. There were no similar transactions in the comparable prior year period.

         Commissions:

         Commission revenue represents syndication placement fees, generally 9% of equity raised for the equipment growth funds, earned upon the sale of partnership units to investors. During the nine months ended September 30, 1996, there was no program equity raised for the equipment growth funds compared to $14.6 million of equity raised during the nine months ended September 30, 1995, resulting in a $1.3 million decrease in placement commissions. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities on April 30, 1995. As a result of the Company's decision to halt syndication of equipment leasing programs on May 14, 1996, and because Fund I had a no front-end fee structure, commission revenue has been eliminated since the close of EGF VII.

Aircraft brokerage and services:

     Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $1.7 million during the nine months ended September 30, 1996, compared to the comparable prior year period. The decrease was attributable to the sale of the subsidiary's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

         Gain on the sale or disposition of assets, net:

         During the nine months ended September 30, 1996, the Company recorded $1.9 million in gains which resulted mainly from the sale or disposition of 6 commuter aircraft, 228 marine containers, 85 railcars, 10 storage units, and 245 trailers and recorded $0.6 million in gains related to AFG equipment sales. Gains for the nine months ended September 30, 1996, were partially offset by a $0.4 million adjustment to decrease the estimated net realizable value of certain aircraft. The $5.4 million net gain recorded during the same period in 1995 included gains from the sale of three option contracts for railcar equipment and the disposition of 1 marine vessel, 578 marine containers, 2 commercial aircraft, 2 commuter aircraft, 4 helicopters, 307 railcars, 22 storage units, and 326 trailers. Additionally, during the nine months ended September 30, 1995, the Company purchased three commuter aircraft and sold them for an aggregate gain of $0.5 million, net of selling costs.

         Other:

         Other revenues increased $0.6 million during the nine months ended September 30, 1996, compared to the comparable prior year period, due to increased revenue earned for data processing services provided to the Company's affiliated programs, and due to increased underwriting income and brokerage fees.

         Costs, Expenses, and Other:

                                                                         For the nine months
                                                                         ended September 30,
                                                                       1996              1995
                                                                           (in thousands)

   Operations support                                                $  16,359        $   18,602
   Depreciation and amortization                                         8,503             6,491
   Commissions                                                              --             1,417
   General and administrative                                            5,809             7,646
   Interest expense                                                      5,100             5,540
   Other (expense) income, net                                            (348 )             537
   Interest income                                                         891             1,491


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, provision for doubtful accounts, equipment insurance, repair and maintenance costs, and equipment remarketing costs) decreased $2.2 million (12%) for the nine months ended September 30, 1996, from the same period in 1995. The decrease resulted from a $1.2 million decrease in operating and repair and maintenance costs due to the sale of the Company's transportation equipment and due to the sale of the Company's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively, a $3.4 million decrease in compensation and bonus expense due to headcount reductions, and higher compensation expense in 1995 (primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995), offset partially by a one-time $1.4 million charge related to the termination of syndication activities, a $0.3 million increase in bad debt expense, a $0.2 million increase in professional services expense, and a $0.5 million decrease in allocated expenses to Equis programs (the Company is no longer managing these programs) in 1996.

         Depreciation and amortization:

         Depreciation and amortization expense increased $2.0 million (31%) for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The increase resulted from amortization of costs associated with AFG and depreciation of AFG assets held for operating leases and administrative assets, offset partially by the reduction in depreciable transportation equipment discussed in the operating lease revenue section.

         Commissions:

         Commission expenses were incurred by the Company primarily in connection with the syndication of investment partnerships and represented payments to brokers and financial planners for sales of investment program units. Commissions were also paid to certain of the Company's employees directly involved in syndication and leasing activities. Commission expenses for the nine months ended September 30, 1996, decreased $1.4 million (100%) from the same period in 1995. The reduction is the result of no syndicated equity raised for the equipment growth funds during the nine months ended September 30, 1996, versus $14.6 million in syndicated equity raised for the equipment growth funds during the same period in 1995. Commission costs related to Fund I were capitalized as part of the Company's investment in the program. With the termination of syndication activities, there will be no more commission costs incurred in the future.

         General and administrative:

General and administrative expense decreased $1.8 million (24%) during the nine months ended September 30, 1996, compared to the same period in 1995, due to a $1.0 million decrease in compensation expenses primarily related to terminated employees and lower 1996 bonus expense (primarily related to the compensation of employees during 1995 for lost benefits resulting from the termination of the 401(k) plan), a $0.3 million decrease in estimated accruals, and a $0.5 million decrease in administrative expenses.

         Interest expense:

         Interest expense decreased $0.4 million (8%) during the nine months ended September 30, 1996, compared to the same period in 1995 mainly due to the retirement of subordinated debt, offset partially by an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term equipment acquisition loan facility.

Other (expense) income, net:

Other expense, net was $0.3 million during the nine months ended September 30, 1996, compared to other income, net of $0.5 million for the same period of 1995. During the nine months ended September 30, 1995, the Company prepaid the $8.6 million balance of its subordinated debt and incurred prepayment penalties of $0.7 million, which was partially offset by other income of $0.4 million due to the sale of 32 wind turbines during the second quarter of 1996 which had previously been written off. Other income, net of $0.5 million in the nine months ended September 30, 1995, resulted from the receipt of an account receivable from a previously bankrupt debtor.

         Interest income:

         Interest income decreased $0.6 million (40%) in the nine months ended September 30, 1996, compared to the same period in 1995 from a reduction in interest income earned on the ESOP cash collateral account which related to the termination of the Company's ESOP and due to a decrease in interest income as a result of lower average cash balances in 1996 compared to 1995.

Income taxes:

For the nine months ended September 30, 1996, the provision for income taxes was $0.4 million, which represented an effective rate of 13%. Tax planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the Employee Stock Ownership Plan resulted in the reduction in the Company's effective tax rate for 1996. For the same period in 1995, the provision for income taxes was $3.9 million, which represented an effective rate of 43% and higher income before taxes.

         Net income:

         As a result of the foregoing, for the nine months ended September 30, 1996, net income was $2.4 million resulting in net income per common share of $0.23. For the same period in 1995, net income was $5.2 million resulting in net income per common share of $0.44.

         Liquidity and Capital Resources:

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of transportation equipment.

         Liquidity in 1996 and beyond will depend, in part, on continued remarketing of the equipment portfolio at similar lease rates, management of existing sponsored programs, effectiveness of cost control programs, possible additional equipment sales, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and will have sufficient liquidity and capital resources for the future. Specifically, future liquidity is influenced by the following:

     Debt Financing:

Senior  Debt:  The  Company's  $35.0  million  senior loan with a  syndicate  of insurance companies provides that equipment sale proceeds, from pledged equipment, or cash deposits be placed into collateral accounts or used to purchase additional equipment. The facility requires quarterly interest only payments through June 30, 1997, with quarterly principal payments of $2.1 million plus interest charges beginning June 30, 1997, through the termination of the loan in June 2001.

On October 1, 1996, the Company prepaid $10.0 million of the entire floating rate portion of the senior loan through the use of cash collateral from the sale of pledged equipment and incurred prepayment penalties of $0.1 million.

On June 28, 1996, the Company closed a floating rate senior secured note agreement which allows the Company to borrow up to $27.0 million within a one year period. The facility bears interest at LIBOR plus 240 basis points. As of November 4, 1996, the Company had borrowed $18.0 million under this agreement. The Company has pledged substantially all of its management, acquisition and lease negotiation fees, and certain partnership distributions as collateral to the facility. The facility requires quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

         Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a short-term equipment acquisition loan facility. The Company amended this facility on May 31, 1996 to add the Company's AFG subsidiary as a borrower. A second amendment on October 31, 1996 increased the facility from $35.0 million to $50.0 million and extended the availability of the facility until October 31, 1997.

         This bridge  facility,  which is shared  with  Equipment  Growth  Funds
(EGFs) IV, V, VI, VII, and Fund I, allows the Company to purchase equipment prior to the designated program or partnership being identified, or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets and the lesser of 100% of the present value of the lease stream or 85% of the original equipment cost on assets purchased for placement in a securitization facility, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold assets under this bridge facility for up to 150 days. Interest accrues at prime or LIBOR plus 2.0% at the option of the borrower at the time of the advance under the facility. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period since its capital is at risk. As of November 4, 1996, the Company had $33.2 million in outstanding borrowings and the EGFs and Fund I had no outstanding borrowings under this facility.

 Subordinated Debt: In July 1996, the Company prepaid in its entirety the $8.6 million balance of its subordinated debt and incurred prepayment penalties of approximately $0.7 million.

Securitized Debt: The Company has available a securitization facility for up to $80 million on a nonrecourse basis secured by direct finance and operating leases which generally have terms of three to five years. The facility is available for a one year period expiring July 1997. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to average U.S. treasury rates plus 1%. As of November 4, 1996, there were $25.6 million in borrowings outstanding under this facility.

Interest Rate Swap Contracts: The Company attempts to minimize its interest rate exposure through the purchase of fixed rate interest rate swap contracts.

     Portfolio Activities:

During the nine months ended September 30, 1996, the Company generated proceeds of $9.3 million from the sale of owned transportation equipment. These net proceeds were placed in a collateral account as required by the senior loan facility agreement. In March 1996, $1.9 million in funds were released to the Company for general corporate use from the cash collateral account relating to asset sales in 1996 and 1995. On October 1, 1996, $10.0 million in funds from the cash collateral account, related to 1996 and 1995 asset sales, was used to pay down $10.0 million of the floating rate portion of its senior loan. The funds were released based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio.

         Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming and nonperforming assets. The Company will continue to identify underperforming and nonperforming assets for sale or disposal as necessary.

     Syndication Activities:

         On May 14, 1996, the Company's Board of Directors approved a decision to halt the syndication of transportation equipment leasing programs effective with the May 13, 1996 close of its then current offering, Professional Lease Management Income Fund I. The Company will no longer be required to fund the front-end investment requirement of this no front-end fee structured program. From May 1995 through May 14, 1996, Fund I raised $100 million in equity investment from the public. The Company recognized a one-time $1.4 million charge in the second quarter of 1996 mainly related to employee severance pay associated with this decision to halt syndication activities.

         The Company earned fees from syndication activities related to EGF VII during the first four months of 1995. Total equity raised since inception for this partnership was $107.4 million through April 30, 1995, when the program closed. There will be no more equity raised for this partnership.

     Commercial Equipment Leasing Activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. Lease originations funded through November 4, 1996, equal $110.8 million, on an original equipment cost basis. A portion of these leases has been financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases ($39.0 million) is sold to an institutional leasing investment program for which the Company serves as the manager. Placement fees and management fees are received for the sale and subsequent management of these leases. The Company believes this lease origination operation is a growth area for the future.

Trends:

The Company continues to seek opportunities for new businesses, markets, and acquisitions. During 1995, the Company established its AFG subsidiary, and in 1996 entered into an agreement with Equis Financial Group (Equis) to obtain its lease origination and servicing operations, and the rights to manage a significant offshore investment program. Additionally, the agreement provided for AFG to acquire software, computers and furniture that support the marketing and operations activities. AFG is engaged in the funding and management of longer-term direct finance-type leases, operating leases and loans for investment-grade, Fortune 2000 companies. Key to its success is AFG's ability to differentiate itself from much larger competitors by offering greater flexibility in lease structures and terms and a consistently high level of customer service, backed by sophisticated reporting systems. The longer-term AFG leases provide a predictable cash stream that PLM International is able to leverage using nonrecourse, securitized debt. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials handling, and construction equipment. AFG also is engaged in the management of an institutional leasing investment program for which it originates leases and receives acquisition and management fees. We intend to substantially expand AFG's equipment portfolio in the future and expect AFG's revenue and income to grow in 1997.

        Going forward, the Company will also concentrate on expanding its current trailer leasing and management operations through its PLM Rental, Inc. subsidiary. PLM Rental is currently the largest short-term, on-demand refrigerated trailer rental operation in North America, and the Company believes there are new opportunities in the refrigerated and other trailer leasing markets.

        During 1996, the Company announced the suspension of public syndication of equipment leasing programs with the May 13, 1996 close of Fund I after concluding that future syndication sales would not reach the levels required to make syndication activities financially attractive to the Company, due to lower-fee investment alternatives becoming more attractive to investors. As a result of this decision, revenues earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

        The Company has continued to selectively reduce the size of its owned transportation equipment portfolio over the past year. As a result of the reduction in owned equipment, the Company's operating lease revenues are expected to continue to decrease as well as the associated depreciation, operating, and repair and maintenance costs. However, the Company has used the proceeds from equipment sales and cash from operations to reduce senior and subordinated outstanding indebtedness over the last three years, resulting in reduced interest costs. These reductions will help offset the increased borrowing activity associated with the expansion of the AFG lease portfolio. In addition, the reduction in transportation equipment lease revenue will be offset by increases in commercial and industrial equipment lease revenue generated by AFG.

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

     Forward-looking information:

Except for historical information contained herein, the discussion in this Form 10-QA contains forward-looking statements that contain risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QA should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QA. The Company's actual results could differ materially from those discussed here.

                          PART II - OTHER INFORMATION


         Item 1.   Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held July 16, 1996, two proposals were submitted to a vote of the Company's security holders.

1. Harold R. Somerset was re-elected to the Board of Directors of the Company. Douglas P. Goodrich, Senior Vice President of the Company, was elected to the Board of Directors of the Company. The votes cast in the election were as follows: Votes Withheld Nominee For

Harold R. Somerset             7,195,935             2,110,393
Douglas P. Goodrich            7,184,188             2,122,140

Directors whose terms continued after the Annual Meeting of Stockholders held on July 16, 1996 are as follows:

                               Class I (Terms expire in 1997)
                               Walter E. Hoadley
                               Robert N. Tidball

                               Class II (Terms expire in 1998)
                               J. Alec Merriam
                               Robert L. Pagel

2. The proposal to amend employment contracts entered into by and among PLM International, Inc. and certain management employees was not approved.

                                     Votes
                                                                      Broker
   For                   Against             Abstentions             Non Votes

3,478,284               3,766,816               207,284               1,853,944

         Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits

None.

     (B) Reports on Form 8-K

 July 17, 1996 - Announcement regarding PLM International's repurchase of 1.6 million shares of the Company's common stock for $6.1 million.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PLM INTERNATIONAL, INC.




                               /s/ J. Michael Allgood
                               ----------------------------
                               J. Michael Allgood
                               Vice President and Chief Financial Officer






      Date: November 7, 1996