Form 10-Q
period 1997-09-30
PLM INTERNATIONAL INC
filed 1997-10-28
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal quarter ended September 30, 1997

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of October 24, 1997 - 9,046,200 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                      For the Three Months                For the Nine Months
                                                                          Ended September 30,                 Ended September 30,
                                                                       1997           1996              1997           1996
                                                                    ------------------------------------------------------------

       Revenues:
         Operating leases                                           $   4,429      $  4,351          $  12,087      $  13,508
         Finance lease income                                           2,638         1,532              6,436          2,578
         Management fees                                                2,792         2,752              8,450          8,198
         Partnership interests and other fees                             162         1,430              1,155          2,722
         Acquisition and lease negotiation fees                           986         2,596              1,749          5,260
         Aircraft brokerage and services                                  479           621              1,814          2,037
         Gain on the sale or disposition of assets, net                   649           257              3,250          2,050
         Other                                                            794           521              2,329          1,664
                                                                    ------------------------------------------------------------
           Total revenues                                              12,929        14,060             37,270         38,017
                                                                    ------------------------------------------------------------

       Costs and expenses:
         Operations support                                             3,901         4,938             12,123         16,159
         Depreciation and amortization                                  2,315         2,887              6,661          8,503
         General and administrative                                     2,709         2,250              7,435          6,009
                                                                    ------------------------------------------------------------
           Total costs and expenses                                     8,925        10,075             26,219         30,671
                                                                    ------------------------------------------------------------

       Operating income                                                 4,004         3,985             11,051          7,346

         Interest expense                                              (2,466 )      (2,117 )           (7,460 )       (5,100 )
         Interest income                                                  390           368              1,228            891
         Other income (expense), net                                       15          (738 )               (9 )         (348 )
                                                                    ------------------------------------------------------------
           Income before income taxes                                   1,943         1,498              4,810          2,789

         Provision for income taxes                                       624           133              1,562            371
                                                                    ------------------------------------------------------------

       Net income to common shares                                  $   1,319      $  1,365          $   3,248      $   2,418
                                                                    ============================================================

       Earnings per weighted-average common share
             outstanding                                            $    0.14      $   0.14          $    0.34      $    0.23
                                                                    ============================================================
















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                           September 30,            December 31,
                                                                                1997                    1996
                                                                         ------------------------------------------

                                     ASSETS


   Cash and cash equivalents                                               $    6,145              $    7,638
   Receivables                                                                  5,976                   5,286
   Receivables from affiliates                                                  4,938                   6,019
   Investment in direct finance leases, net                                    80,417                  69,994
   Loans receivable                                                             5,002                   5,718
   Equity interest in affiliates                                               27,716                  30,407
   Assets held for sale                                                           520                   6,222
   Transportation equipment held for operating leases                          58,556                  66,546
     Less accumulated depreciation                                            (34,124 )               (41,750 )
                                                                         ----------------------------------------
                                                                               24,432                  24,796
   Commercial and industrial equipment held for
         operating leases                                                      15,770                  15,930
      Less accumulated depreciation                                            (4,113 )                (2,302 )
                                                                         ----------------------------------------
                                                                               11,657                  13,628
   Restricted cash and cash equivalents                                        18,164                  17,828
   Other, net                                                                  10,056                  11,213
                                                                         ----------------------------------------
       Total assets                                                        $  195,023              $  198,749
                                                                         ========================================

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

   Liabilities:
     Short-term secured debt                                               $        -              $   30,966
     Senior secured loan                                                       22,059                  25,000
     Senior secured notes                                                      25,098                  18,000
     Other secured debt                                                           474                     618
     Nonrecourse securitization facility                                       68,507                  45,392
     Payables and other liabilities                                            12,922                  16,757
     Deferred income taxes                                                     16,735                  15,334
                                                                         ----------------------------------------
       Total liabilities                                                      145,795                 152,067

   Minority interest                                                              349                     362

   Shareholders' equity:
     Common stock ($0.01 par value, 50,000,000 shares
         authorized, 9,047,566 issued and outstanding at
         September 30, 1997 and 9,142,761 at December 31, 1996)                   117                     117
     Paid-in capital, in excess of par                                         77,778                  77,778
     Treasury stock (3,548,825 and 3,453,630 shares at
          respective dates)                                                   (12,918 )               (12,382 )
                                                                         ----------------------------------------
                                                                               64,977                  65,513
     Accumulated deficit                                                      (16,098 )               (19,193 )
                                                                         ----------------------------------------
        Total shareholders' equity                                             48,879                  46,320
                                                                         ----------------------------------------
   Total liabilities, minority interest, and shareholders' equity          $  195,023              $  198,749
                                                                         ========================================




             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
            SHAREHOLDERS' EQUITY For the Year Ended December 31, 1996
                  and the Nine Months Ended September 30, 1997
                                 (in thousands)



                                                 Common Stock
                                   -----------------------------------------
                                               Paid-in
                                              Capital in                                             Total
                                     At         Excess          Treasury       Accumulated       Shareholders'
                                     Par        of Par           Stock           Deficit             Equity
                                   -------------------------------------------------------------------------------

Balances, December 31, 1995        $ 117      $  77,743       $   (5,931 )     $  (23,309 )             $48,620
Net income                                                                          4,095                 4,095
Common stock repurchases                                          (6,451 )                               (6,451 )
Exercise of stock options                            35                                                      35
Translation gain                                                                       21                    21
                                   -------------------------------------------------------------------------------
  Balances, December 31, 1996        117         77,778          (12,382 )        (19,193 )              46,320

Net income                                                                          3,248                 3,248
Common stock repurchases                                            (775 )                                 (775 )
Reissuance of treasury stock                                         239              (38 )                 201
Redemption of shareholder rights                                                      (92 )                 (92 )
Translation loss                                                                      (23 )                 (23 )
                                   ===============================================================================
  Balances, September 30, 1997     $ 117      $  77,778       $  (12,918 )     $  (16,098 )             $48,879
                                   ===============================================================================









             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                              1997               1996
                                                                                           -------------------------------

   Operating activities:
     Net income                                                                             $  3,248          $   2,418
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                           6,661              8,503
       Foreign currency translation                                                              (23 )               68
       Increase in deferred income taxes                                                       1,401                348
       Gain on sale or disposition of assets, net                                             (3,250 )           (2,050 )
       Undistributed residual value interests                                                    508               (405 )
       Minority interest in net (loss) income of subsidiaries                                    (13 )                9
       Decrease in payables and other liabilities                                               (662 )           (1,966 )
       Decrease in receivables and receivables from affiliates                                   391              3,260
       Cash distributions from affiliates in excess of income accrued                          2,183              2,086
       Decrease (increase) in other assets                                                       757               (368 )
                                                                                           -------------------------------
           Net cash provided by operating activities                                          11,201             11,903
                                                                                           -------------------------------

   Investing activities:
     Additional investment in affiliates                                                           -             (4,972 )
     Principal payments received on finance leases                                            12,627              2,603
     Principal payments received on loans                                                      1,493                  -
     Investment in direct finance leases                                                     (60,996 )          (57,295 )
     Investment in loans receivable                                                             (777 )           (3,006 )
     Purchase of equipment                                                                   (40,459 )          (40,759 )
     Proceeds from  the sale of transportation equipment for lease                            10,761              7,288
     Proceeds from the sale of assets held for sale                                           24,710              2,052
     Proceeds from the sale of commercial and industrial equipment                            44,988             35,902
     Sale of investment in subsidiary                                                              -                372
     Increase in restricted cash and restricted cash equivalents                                (336 )          (11,066 )
                                                                                           -------------------------------
           Net cash used in investing activities                                              (7,989 )          (68,881 )
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

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                              1997               1996
                                                                                          --------------------------------

   Financing activities:
     Borrowings of short-term secured debt                                                $    76,427              59,390
     Repayment of short-term secured debt                                                    (107,393 )           (31,599 )
     Repayment of senior secured loan                                                          (2,941 )                 -
     Proceeds from other secured debt                                                               -                  90
     Repayment of other secured debt                                                             (144 )               (39 )
     Borrowings under senior secured notes                                                      9,000              18,000
     Repayment of senior secured notes                                                         (1,902 )                 -
     Borrowings under securitization facility                                                  36,055              29,989
     Repayment of securitization facility                                                     (12,940 )            (7,681 )
     Repayment of subordinated debt                                                                 -             (11,500 )
     Purchase of treasury stock                                                                  (775 )            (6,451 )
     Redemption of shareholder rights                                                             (92 )                 -
     Proceeds from exercise of stock options                                                        -                  35
                                                                                          ----------------------------------
           Net cash (used in) provided by financing activities                                 (4,705 )            50,234
                                                                                          ----------------------------------

   Net decrease in cash and cash equivalents                                                   (1,493 )            (6,744 )
   Cash and cash equivalents at beginning of period                                             7,638              13,764
                                                                                          ==================================
   Cash and cash equivalents at end of period                                             $     6,145          $    7,020
                                                                                          ==================================

   Supplemental information - net cash paid for:

     Interest                                                                             $     7,088          $    4,188
                                                                                          ==================================

     Income taxes                                                                         $       759          $    1,285
                                                                                          ==================================






















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc.'s (the Company's) financial position as of September 30, 1997 and December 31, 1996; statements of income for the three and nine months ended September 30, 1997 and 1996; statements of changes in shareholders' equity for the year ended December 31, 1996 and the nine months ended September 30, 1997; and statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission.

2.   Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share, and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between primary earnings per share under current accounting standards and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Diluted earnings per share under the new statement will include potential dilution of convertible securities, stock options, and warrants. The statement is effective for the Company's first quarter of fiscal 1998 and requires restatement of all prior periods presented. Under the new statement, basic earnings per share would have been $0.14 and $0.15 for the three months ended September 30, 1997 and 1996, respectively, and $0.35 and $0.23 for the nine months ended September 30, 1997 and 1996, respectively. Under the new statement, diluted earnings per share for those periods would have been the same as net income per common and common equivalent share presented on the income statement.

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year 1999 with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow, or financial position.

3.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

4.   Financing Transaction Activities

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on primarily new commercial and industrial equipment. While the majority of these leases are accounted for as finance leases, some are accounted for as loans or operating leases. During the nine months ended September 30, 1997, the Company funded $61.0 million in equipment that was placed on finance lease. Also during the nine months ended September 30, 1997, the Company sold equipment on finance lease with an original equipment cost of $37.3 million, resulting in a net gain of $1.7 million. During the nine months ended September 30, 1997, the Company funded loans of $0.8 million that were secured by commercial and industrial equipment.

5.   Equipment

Equipment held for operating lease includes transportation equipment, which is depreciated over its estimated useful lives, and commercial and industrial equipment, which is depreciated over the lease term to an estimated residual.

During the nine months ended September 30, 1997, the Company funded $8.9 million in commercial and industrial equipment, which was placed on operating lease. During the nine months ended September 30, 1997, the Company sold commercial and industrial equipment that was on operating lease with an original cost of $7.5 million for a net gain of $0.2 million.

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

During the first nine months of 1997, the Company purchased a mobile offshore drilling unit for $10.5 million and a marine vessel for $19.0 million, which were resold to affiliated programs at cost. Also during the nine months ended September 30, 1997, the Company purchased two commercial aircraft for $5.0 million and trailers for $6.1 million. The aircraft were subsequently sold to an unaffiliated third party for a gain of $0.8 million. Other transportation equipment was sold for net gains of $0.6 million during the nine months ended
September 30, 1997. As of September 30, 1997, the Company had one commuter aircraft with a net book value of $0.5 million held for sale to a third party.

Periodically, the Company purchases groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease are purchased by affiliated programs. The Company generally assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During the nine months ended September 30, 1996, the Company realized $0.7 million of gains from the sale of 69 railcars to an unaffiliated third party. These railcars were originally purchased as part of a group of assets by the Company in 1994 that had been allocated to PLM Equipment Growth Funds (EGFs) IV and IV, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I, LLC (Fund I), and the Company.

6.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term secured debt facility. The Company amended this facility on October 3, 1997 to extend its availability until November 3, 1997. The facility, which is shared with EGFs IV, V, VI, and VII, and Fund I, allows the Company to purchase equipment prior to its designation to a specific program or partnership. As of September 30, 1997, the Company had no borrowings under this facility and EGFs V and VI had $9.1 million and $10.0 million in borrowings, respectively. All borrowings under this facility are guaranteed by the Company. The Company believes it will be able to extend the facility prior to its expiration on similar terms.

The Company has available a securitization facility to be used to acquire assets on a nonrecourse basis, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from two to seven years. The Company amended this facility on October 14, 1997, increasing the facility from $80.0 million to $125.0 million and extending the availability of the facility until October 13, 1998. As of September 30, 1997, outstanding borrowings totaled $68.5 million under this facility, payable through 2004.

7.   Shareholders' Equity

On March 3, 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of September 30, 1997, 155,198 shares had been repurchased under this plan, for a total of $0.8 million.

During the nine months ended September 30, 1997, 60,003 shares (net of forfeited shares) were issued from treasury stock as part of the senior management bonus program. During the nine months ended September 30, 1997, 155,198 shares were repurchased. Consequently, the total common shares outstanding decreased to 9,047,566 as of September 30, 1997 from the 9,142,761 outstanding as of December 31, 1996. Net income per weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the earnings-per-share calculation during the three months ended September 30, 1997 and 1996 was 9,405,003 and 9,505,195,
respectively. The weighted-average number of shares deemed outstanding for the earnings-per-share calculation during the nine months ended September 30, 1997 and 1996 was 9,419,206 and 10,499,605, respectively.

On March 12, 1989, the Company distributed rights as a dividend on each outstanding share of common stock. Upon the occurrence of certain events, characterized as unsolicited or abusive attempts to acquire control of the Company, the rights would have become exercisable. On June 10, 1997, the Company announced the redemption of these rights for $0.01 per right. Shareholders of record as of June 24, 1997 were paid a total of $0.1 million for the redemption of these rights on July 24, 1997.

8.   Legal Matters

As more fully described by the Company in its Form 10-K for the year ended December 31, 1996, in November 1995, a former employee of PLM International filed and served a first amended complaint (the Complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan
(ESOP), the ESOP's trustee, and certain individual employees, officers, and directors of the Company. In January 1996, PLMI and other defendants filed a motion to dismiss the Complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing. The motion was granted and on May 30, 1996, the Court entered a judgment dismissing the Complaint for lack of subject matter jurisdiction. Plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, seeking a reversal of the District Court's judgment, and oral argument was heard on September 17, 1997. The Company is currently waiting for the 9th Circuit court's decision in this matter.

As more fully described by the Company in its Form 10-K for the year ended December 31,1996, the Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C), following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling, or in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims and to stay further proceedings pending the outcome of such arbitration. The Company believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

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

The Company and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No.
C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. Pursuant to an agreement with plaintiff, the Company and the other defendants withdrew their petition for removal of the Romei action and their motion to compel arbitration, and on July 31, 1997, filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this agreement, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. On October 7, 1997, the district court denied the Company's petition to compel and indicated that a memorandum decision would follow. To date such memorandum setting forth the court's reason(s) for denying the petition has not been filed by the district court. On August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Section 1709 and 1710. The Company will soon be required to respond to the amended complaint, and a status conference has been set for December 5, 1997. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

9.   Purchase Commitments

As of September 30, 1997, the Company, through its AFG subsidiary, had committed to purchase $102.5 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

From October 1, 1997 to October 24, 1997, the Company, through its AFG subsidiary, funded $5.4 million of the commitments outstanding as of September 30, 1997 for its commercial and industrial equipment lease portfolio.

As of October 24, 1997, the Company had committed to purchase $145.3 million of equipment for its commercial and industrial equipment lease portfolio.

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

The Company has syndicated investment programs from which it earns various fees and equity interests. The Professional Lease Management Income Fund I, LLC (Fund
I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allowed the Company to receive fees for the acquisition and initial lease of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program, typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of a program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

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

The Company also owns a portfolio of transportation equipment, in addition to the dry van and refrigerated over-the-road trailers mentioned above, from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating lease, which consists of aircraft, marine containers, intermodal trailers, and storage equipment as of September 30, 1997, is equipment mainly built prior to 1988. As equipment ages, the Company continues to monitor the performance of its assets on lease and the current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms, higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

For the Three Months Ended September 30, 1997 versus September 30, 1996

The following analysis reviews the operating results of the Company:

Revenues

                                                                                 For the Three Months
                                                                                 Ended September 30,

                                                                    1997                          1996
                                                                    -----------------------------------------
                                                                                    (in thousands)

Operating leases                                                          $ 4,429                 $ 4,351
Finance lease income                                                        2,638                   1,532
Management fees                                                             2,792                   2,752
Partnership interests and other fees                                          162                   1,430
Acquisition and lease negotiation fees                                        986                   2,596
Aircraft brokerage and services                                               479                     621
Gain on the sale or disposition of assets, net                                649                     257
Other                                                                         794                     521
                                                                    -----------------------------------------
  Total revenues                                                          $12,929                 $14,060


The fluctuations in revenues for the three months ended September 30, 1997, compared to the same period in 1996, are summarized and explained below.

Operating lease revenues by equipment type:

                                                                                 For the Three Months
                                                                                 Ended September 30,

                                                                    1997                           1996
                                                                    -----------------------------------------
                                                                                    (in thousands)

Trailers                                                                   $2,187                  $1,807
Commercial and industrial equipment                                         1,510                   1,071
Marine vessel                                                                 501                       -
Storage equipment                                                              95                     276
Aircraft                                                                       69                   1,111
Marine containers                                                              61                      70
Railcars                                                                        6                      16
                                                                    -----------------------------------------
  Total operating lease revenues                                           $4,429                  $4,351


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. As of September 30, 1997, the Company owned transportation equipment held for operating lease or held for sale with an original cost of $60.9 million, which was $31.9 million less than the original cost of transportation equipment owned and held for operating lease or held for sale as of September 30, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets, and resulted in an 81% net reduction in its aircraft portfolio and a 25% net reduction in its marine container portfolio, compared to these portfolios as of September 30, 1996. The reduction in transportation equipment available for lease is the primary reason aircraft and marine container revenues were reduced, compared to the prior year. The $0.2 million decrease in storage equipment lease revenue is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a triple-net operating lease, as opposed to short-term operating leases, resulting in both lower storage equipment operating lease revenues and operating expenses.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease and the storage equipment agreement was partially offset by a $0.4 million increase in operating lease revenues as a result of an increase in commercial and industrial equipment owned and on operating lease and by a $0.4 million increase in trailer lease revenues as a result of higher lease rates received on new trailer additions. In addition, during the third quarter of 1997, the Company owned a 47.5% interest in an entity that owns a marine vessel, which generated $0.5 million in lease revenue.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. Finance lease income increased $1.1 million in the third quarter of 1997, compared to the same period in 1996, reflecting an increase in commercial and industrial assets owned and on finance lease. For the quarter ended September 30, 1997, the average investment in direct finance leases was $73.5 million, compared to $38.9 million for the third quarter of 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.8 million for both the quarters ended September 30, 1997 and 1996. Although management fees related to Fund I and the institutional leasing investment program managed by the Company's AFG subsidiary increased, this increase was offset by a decline in management fees from the remaining older programs due to a decrease in managed equipment and due to lower lease rates. With the termination of syndication activities in 1996, management fees are expected to decrease in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.5 million and $0.6 million for the quarters ended September 30, 1997 and 1996, respectively. In addition, a decrease of $0.3 million in the Company's residual interests in the programs was recorded during the quarter ended September 30, 1997. A net increase of $0.8 million in the Company's residual interests in the programs was recorded during the quarter ended September 30, 1996. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the quarter ended September 30, 1997, the Company, on behalf of the equipment growth funds, purchased trailer equipment and a 47.5% interest in an entity that owns a marine vessel for $12.7 million, compared to $45.1 million of equipment purchased on behalf of the equipment growth funds during the same quarter of the prior year, resulting in a $1.8 million decrease in acquisition and lease negotiation fees. Also during the quarter ended September 30, 1997, equipment purchased for the institutional leasing investment program managed by AFG was $10.2 million, compared to $4.3 million for the same period in 1996, resulting in an increase in acquisition and lease negotiation fees of $0.2 million. Because of the Company's decision to suspend syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.1 million during the quarter ended September 30, 1997, compared to the same period of the prior year, due to a decrease in spare parts sales.

Gain on the sale or disposition of assets, net:

         During the quarter ended September 30, 1997, the Company recorded a $0.6 million net gain on the sale of commercial and industrial equipment. During the quarter ended September 30, 1996, the Company recorded a $0.3 million net gain on the sale or disposition of assets. Of this gain, $0.4 million resulted from the sale or disposition of trailers, marine containers, a commuter aircraft, railcars, and storage units, and $0.3 million related to the sale of commercial and industrial equipment. These gains were partially offset by a $0.4 million adjustment to decrease the estimated net realizable value of certain aircraft.

         Other:

         Other revenue increased $0.3 million during the quarter ended September 30, 1997, compared to the same period of the prior year, due to increased revenue earned from financing income and brokerage fees.

         Costs and Expenses

                                                                                 For the Three Months
                                                                                 Ended September 30,

                                                                    1997                          1996
                                                                    -----------------------------------------
                                                                                    (in thousands)

Operations support                                                        $ 3,901                $  4,938
Depreciation and amortization                                               2,315                   2,887
General and administrative                                                  2,709                   2,250
                                                                    -----------------------------------------
  Total costs and expenses                                                $ 8,925                 $10,075


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts) decreased $1.0 million (21%) for the quarter ended September 30, 1997, compared to the same quarter in 1996. The decrease resulted from a $0.3 million decrease in compensation and benefits expense due to staff reductions, a $0.3 million decrease in equipment operating costs due to sales of the Company's transportation equipment, a $0.2 million increase in allocable expenses due to system improvements that now enable program expenses to be allocated in the month incurred rather than one month in arrears, and a $0.2 million decrease in other fees.

         Depreciation and amortization:

         Depreciation and amortization expenses decreased $0.6 million (20%) for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment on operating lease.

         General and administrative:

General and administrative expenses increased $0.5 million (20%) during the quarter ended September 30, 1997, compared to the same quarter in 1996, primarily due to a $0.6 million increase in expense related to the redemption of stock options and to a $0.3 million increase in legal fees related to the Koch and Romei actions (refer to Note 8 to the consolidated financial statements). These expenses were partially offset by a $0.4 million decrease in compensation and benefits expenses.

Other Income and Expenses

                                                                              For the Three Months
                                                                               Ended September 30,

                                                                           1997                     1996
                                                                     -----------------------------------------
                                                                                   (in thousands)

Interest expense                                                          $(2,466 )                $(2,117 )
Interest income                                                               390                      368
Other income (expense), net                                                    15                     (738 )
Provision for income taxes                                                    624                      133


         Interest expense:

         Interest expense increased $0.3 million (16%) during the quarter ended September 30, 1997, compared to the same period in 1996, due to an increase in borrowings on the nonrecourse securitization facility and the senior secured notes facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the reduction in the amount outstanding on the senior secured loan and the short-term secured debt facility.

Other income (expense), net:

During the third quarter of 1996, the Company prepaid the $8.6 million balance of its subordinated debt and incurred prepayment penalties of $0.7 million. No similar amounts were recorded during the quarter ended September 30, 1997.

         Provision for income taxes:

For the three months ended September 30, 1997, the provision for income taxes was $0.6 million, representing an effective rate of 32%. For the three months ended September 30,1996, the provision for income taxes was $0.1 million, representing an effective rate of 9%. Tax-planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the Employee Stock Option Plan (ESOP) resulted in a reduction in the Company's effective tax rate for the third quarter of 1996.

Net Income

As a result of the foregoing, for the three months ended September 30, 1997, net income was $1.3 million, resulting in net income per weighted-average common share outstanding of $0.14. For the same period in 1996, net income was $1.4 million, resulting in net income per weighted-average common share outstanding of $0.14.

For the Nine Months Ended September 30, 1997 versus September 30, 1996

The following analysis reviews the operating results of the Company:

Revenues

                                                                             For the Nine Months
                                                                             Ended September 30,

                                                                          1997                     1996
                                                                    -----------------------------------------
                                                                               (in thousands)

Operating leases                                                          $12,087                 $13,508
Finance lease income                                                        6,436                   2,578
Management fees                                                             8,450                   8,198
Partnership interests and other fees                                        1,155                   2,722
Acquisition and lease negotiation fees                                      1,749                   5,260
Aircraft brokerage and services                                             1,814                   2,037
Gain on the sale or disposition of assets, net                              3,250                   2,050
Other                                                                       2,329                   1,664
                                                                    -----------------------------------------
  Total revenues                                                          $37,270                 $38,017



The fluctuations in revenues for the nine months ended September 30, 1997, compared to the same period in 1996, are summarized and explained below.

Operating lease revenues by equipment type:

                                                                           For the Nine Months
                                                                           Ended September 30,

                                                                          1997                     1996
                                                                    -----------------------------------------
                                                                                (in thousands)

Trailers                                                                 $  6,047                $  5,765
Commercial and industrial equipment                                         3,933                   2,869
Mobile offshore drilling units                                                603                       -
Aircraft                                                                      521                   3,676
Marine vessel                                                                 501                       -
Storage equipment                                                             294                     820
Marine containers                                                             165                     289
Railcars                                                                       23                      89
                                                                    -----------------------------------------
  Total operating lease revenues                                          $12,087                 $13,508


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. As of September 30, 1997, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $60.9 million, which was $31.9 million less than the original cost of transportation equipment owned and held for operating leases or held for sale as of September 30, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets, and resulted in an 81% net reduction in its aircraft portfolio and a 25% net reduction in its marine container portfolio, compared to these portfolios as of September 30, 1996. The reduction in transportation equipment available for lease is the primary reason aircraft and marine container revenue were reduced, compared to the prior year's comparable period. The $0.5 million decrease in storage equipment lease revenue is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a triple-net operating lease, as opposed to short-term operating leases, resulting in both lower storage equipment operating lease revenues and operating expenses.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease and the storage equipment agreement was partially offset by a $1.1 million increase in operating lease revenues as a result of an increase in commercial and industrial equipment owned and on operating lease and by a $0.3 million increase in trailer lease revenues as a result of higher lease rates received on new trailer additions. In addition, during the nine months ended September 30, 1997, the Company owned one mobile offshore drilling unit as well as a 25.5% interest in another mobile offshore drilling unit, which together generated $0.6 million in lease revenue, and owned a 47.5% interest in a marine vessel, which generated $0.5 million in lease revenue. Both of the drilling units and the marine vessel were sold at the Company's cost to affiliated programs during the nine months ended September 30, 1997.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. Finance lease income increased $3.9 million during the nine months ended September 30, 1997, compared to the same period in 1996, due to an increase in commercial and industrial assets owned and on finance lease. For the nine months ended September 30, 1997, the average investment in direct finance leases was $70.4 million, compared to $28.1 million for the same period of 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees increased $0.3 million during the nine months ended September 30, 1997, compared to the same period of the prior year. Although management fees related to Fund I and the institutional leasing investment program managed by the Company's AFG subsidiary increased, management fees from the remaining older programs declined due to a net decrease in managed equipment and due to lower lease rates. With the termination of syndication activities in 1996, management fees are expected to decrease in the future as older programs begin liquidation and the managed equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional leasing investment program managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.7 million and $2.1 million for the nine months ended September 30, 1997 and 1996, respectively. In addition, a decrease of $0.5 million in the Company's residual interests in the programs was recorded during the nine months ended September 30, 1997, and a $0.6 million increase in the Company's residual interests in the programs was recorded during the same period of 1996. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During the nine months ended September 30, 1997, the Company, on behalf of the equipment growth funds, purchased trailer equipment and an entity that owns a marine vessel for $22.7 million, compared to $86.3 million of equipment purchased on behalf of the equipment growth funds during the same period of the prior year, resulting in a $3.5 million decrease in acquisition and lease negotiation fees. Acquisition fees related to equipment purchased for the institutional leasing investment program managed by AFG were $0.5 million for both the nine months ended September 30, 1997 and 1996. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I on May 13, 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft leasing and spare parts brokerage subsidiary, decreased $0.2 million during the nine months ended September 30, 1997, compared to the same period of the prior year, due to a decrease in spare parts sales and due to the sale of the subsidiary's ownership interest in Austin Aero FBO Ltd. to third parties in January 1996.

         Gain on the sale or disposition of assets, net:

         During the nine months ended September 30, 1997, the Company recorded $3.3 million in net gains on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of trailers, storage units, marine containers, commuter aircraft, and railcars. Also during the nine months ended September 30, 1997, the Company purchased and subsequently resold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million and earned $1.9 million from the sale of commercial and industrial equipment. During the nine months ended September 30, 1996, the Company recorded a $2.1 million net gain on the sale or disposition of assets. Of this gain, $1.9 million resulted from the sale or disposition of trailers, marine containers, railcars, storage units, and commuter aircraft, and $0.6 million related to the sale of commercial and industrial equipment. These gains were partially offset by a $0.4 million adjustment to decrease the estimated net realizable value of certain aircraft.

         Other:

         Other revenues increased $0.7 million during the nine months ended September 30, 1997, compared to the comparable prior year's period, due to increased revenue earned from financing income and brokerage fees.

         Costs and Expenses


                                                                             For the Nine Months
                                                                             Ended September 30,

                                                                          1997                     1996
                                                                    -----------------------------------------
                                                                                    (in thousands)

Operations support                                                        $12,123                 $16,159
Depreciation and amortization                                               6,661                   8,503
General and administrative                                                  7,435                   6,009
                                                                    -----------------------------------------
  Total costs and expenses                                                $26,219                 $30,671


         Operations support:

Operations support expense (including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts) decreased $4.0 million (25%) for the nine months ended September 30, 1997, compared to the same period in 1996. The decrease resulted from a $1.4 million charge related to the termination of syndication activities recorded during the nine months ended September 30, 1996, a $1.1 million decrease in compensation and benefits expense due to staff reductions, a $0.8 million decrease in equipment operating costs due to sales of the Company's transportation equipment, a $0.5 million decrease in other office expenses, and a $0.2 million increase in allocable expenses due to system improvements that now enable program expenses to be allocated in the month incurred rather than one month in arrears.

         Depreciation and amortization:

         Depreciation and amortization expenses decreased $1.8 million (22%) for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment on operating lease.

         General and administrative:

General and administrative expenses increased $1.4 million (24%) during the nine months ended September 30, 1997, compared to the same period in 1996, due to a $0.6 million increase in expense related to the redemption of stock options, a $0.5 million increase in legal fees related to the Koch and Romei actions (refer to Note 8 to the consolidated financial statements), a $0.5 million increase in costs related to a submission of matters to a vote of security holders, a $0.3 million credit recorded in the second quarter of 1996 related to the ESOP, and a $0.2 million increase in compensation and benefits expenses. These expenses were partially offset by a $0.5 million decrease in office-related expenses and a $0.2 million decrease in consulting expense.

Other Income and Expenses

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                            1997                    1996
                                                                     -----------------------------------------
                                                                                  (in thousands)

Interest expense                                                          $(7,460 )                $(5,100 )
Interest income                                                             1,228                      891
Other income (expense), net                                                    (9 )                   (348 )
Provision for income taxes                                                  1,562                      371


         Interest expense:

         Interest expense increased $2.4 million (46%) during the nine months ended September 30, 1997, compared to the same period in 1996, due to an increase in borrowings on the nonrecourse securitization facility, the senior secured notes facility, and the short-term secured debt facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt and the reduction in the amount outstanding on the senior secured loan.

         Interest income:

         Interest income increased $0.3 million (38%) in the nine months ended September 30, 1997, compared to the same period in 1996, as a result of higher average cash balances for the nine months ended September 30, 1997, compared to the same period in 1996.

Other income (expense), net:

During the nine months ended September 30, 1996, the Company prepaid the $8.6 million balance of its subordinated debt and incurred prepayment penalties of $0.7 million, which was partially offset by other income of $0.4 million due to the sale of 32 wind turbines during the second quarter of 1996 that had previously been written off. No similar amounts were recorded during the nine months ended September 30, 1997.

         Provision for income taxes:

For the nine months ended September 30, 1997, the provision for income taxes was $1.6 million, representing an effective rate of 32%. For the same period in 1996, the provision for income taxes was $0.4 million, representing an effective rate of 13%. Tax-planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the ESOP resulted in a reduction in the Company's effective tax rate for 1996.

Net Income

         As a result of the foregoing, for the nine months ended September 30, 1997, net income was $3.2 million, resulting in net income per weighted-average common share outstanding of $0.34. For the same period in 1996, net income was $2.4 million, resulting in net income per weighted-average common share outstanding of $0.23.

         Liquidity and Capital Resources

         Cash requirements historically have been satisfied through cash flow from operations, borrowings, or sales of equipment.

         Liquidity in 1997 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

     Debt financing:

Senior Debt: The Company's $22.1 million senior loan with a syndicate of insurance companies provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of September 30, 1997, the cash collateral balance was $13.3 million. The facility required quarterly interest payments through March 31, 1997, with quarterly principal payments of $1.47 million plus interest charges beginning June 30, 1997 through termination of the loan in June 2001.

Senior Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. During the nine months ended September 30, 1997, the Company drew down $9.0 million and prepaid $1.9 million on this facility. The outstanding balance as of October 24, 1997 was $25.1 million. Beginning in November 1997, the Company will be required to make quarterly principal payments of $1.25 million.

        Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated partnerships or purchased for placement in the Company's securitization facility have, from time to time, been partially funded by a $50.0 million short-term secured debt facility. The Company amended this facility on October 3, 1997 to extend its availability until November 3, 1997. The facility, which is shared with PLM Equipment Growth Funds (EGFs) IV, V, and VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Fund I, LLC, allows the Company to purchase equipment prior to its designation to a specific program or partnership. As of October 24, 1997, the Company had $1.5 million in borrowings, and EGF V and EGF VI had $9.1 million and $10.0 million in outstanding borrowings, respectively, under this facility. The Company believes it will be able to extend this facility prior to its expiration on similar terms.

        Securitized Debt: The Company has available a securitization facility to be used to acquire assets on a nonrecourse basis, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from two to seven years. The Company amended this facility on October 14, 1997, increasing the facility from $80.0 million to $125.0 million and extending the availability of the facility until October 13, 1998. As of October 24, 1997, there were $72.1 million in borrowings outstanding under this facility.

Interest-Rate Swap Contracts: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its securitized debt. As of September 30, 1997, the swap agreements had remaining terms averaging 2.76 years, corresponding to the terms of the related debt. At September 30, 1997, a notional amount of $68.5 million of interest-rate swap agreements effectively fixed interest rates at an average of 7.16% on such obligations. For the nine months ended September 30, 1997, interest expense increased by $0.2 million due to these arrangements.

     Commercial and industrial equipment activities:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the securitization facility. AFG also originated loans in which it takes a security interest in the assets. From January 1, 1997 through October 24, 1997, the Company purchased commercial and industrial equipment with an original equipment cost of $75.3 million. A portion of these transactions was financed, on an interim basis, through the Company's bridge-financing facility. Some equipment subject to leases is sold to an institutional leasing investment program for which the Company serves as the manager. Acquisition and management fees are received for the sale and subsequent management of these leases. The Company believes that this lease origination operation is a growth area for the future.

     As of September 30, 1997, the Company, through its AFG subsidiary, had committed to purchase $102.5 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

From October 1, 1997 through October 24, 1997, the Company, through its AFG subsidiary, funded $5.4 million of commitments outstanding as of September 30, 1997 for its commercial and industrial equipment lease portfolio.

As of October 24, 1997, the Company had committed to purchase $145.3 million of equipment for its commercial and industrial equipment lease portfolio.

     Transportation equipment activities:

During the nine months ended September 30, 1997, the Company generated proceeds of $10.8 million from the sale of owned transportation equipment. The net proceeds on the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

The Company operates 10 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used primarily in the food distribution industry. The Company is selling certain of its older trailers and is replacing them with new or late-model used trailers. The new trailers will be placed in existing rental facilities or in new yards.

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

                           PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings

         See Note 8 to the consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

10.1 Second Amendment to Warehousing Credit Agreement among American Finance Group Inc., First Union National Bank of North Carolina, and Fleet Bank, N.A., dated as of October 3, 1997.

10.2 Third Amendment to Amended and Restated Warehousing Credit Agreement among TEC AcquiSub, Inc., First Union National Bank of North Carolina, and Fleet Bank, N.A., dated as of October 3, 1997.

10.3 Third Amendment to Pooling and Servicing Agreement and Indenture of Trust among AFG Credit Corporation, American Finance Group, Inc. and Bankers Trust Company, dated as of October 14, 1997.

10.4 Series 1997-1 Supplemental Indenture to Pooling and Servicing Agreement and Indenture of Trust among AFG Credit Corporation, American Finance Group, Inc., First Union Capital Markets Corp., and Bankers Trust Company, dated as of October 14, 1997.

10.5 Note Purchase Agreement among AFG Credit Corporation, Variable Funding Capital Corporation, and First Union Capital Markets Corp., dated as of October 14, 1997.


(B) Reports on Form 8-K

July 28, 1997 - Announcement regarding the retirement of two members of PLM International's Board of Directors, J. Alec Merriam and Robert L. Pagel.

     September 3, 1997 - Announcement regarding the election of Robert N. Tidball as Chairman of the Board of Directors of the Company and the election of Randall L.W. Caudill as a Class II director of the Board of Directors of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PLM INTERNATIONAL, INC.



                                             /s/Richard Brock
                                             --------------------
                                             Richard Brock
                                             Vice President and
                                             Corporate Controller






          Date: October 24, 1997