Form 10-K
period 1997-12-31
PLM INTERNATIONAL INC
filed 1998-02-27
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

       [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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
  incorporation or                       (I.R.S. Employer Identification No.)
    organization)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 1998 was $42,790,781.

         The number of shares outstanding of the issuer's classes of common stock as of February 23, 1998: Common Stock, $0.01 Par Value -- 8,373,583 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III. -PAGE 32-

                             PLM INTERNATIONAL, INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                           Page
                                     Part I

Item 1         Business                                                      2
Item 2         Properties                                                    9
Item 3         Legal Proceedings                                             9
Item 4         Submission of Matters to a Vote of Security Holders           11


                                     Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                         11
Item 6         Selected Financial Data                                       12
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13
Item 8         Financial Statements and Supplemental Data                    24
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         24


                                    Part III

Item 10        Directors and Executive Officers of the Company               25
Item 11        Executive Compensation                                        25
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                              25
Item 13        Certain Relationships and Related Transactions                25


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                    25

                                     PART I

ITEM 1.           BUSINESS

Introduction

(A)   Background

PLM International, Inc. (PLM International or the Company or PLMI), a Delaware corporation, is a diversified equipment leasing company providing services to transportation, industrial, and commercial companies, both domestically and internationally. Through May 1996, the Company also syndicated investment programs organized to invest primarily in transportation and related equipment. The Company operates and manages transportation, industrial, and commercial equipment and related assets with an approximate cost of $1.2 billion for its own account and various investment programs and third-party investors. An organizational chart for PLM International indicating the relationships of significant active legal entities is shown in Table 1:

                                     TABLE 1


                              ORGANIZATIONAL CHART

                PLM International, Inc., a Delaware corporation

     Subsidiaries of PLM International, Inc.: PLM Financial Services Inc. (a Delaware corporation); PLM Railcar Management Services, Inc. (a Delaware corporation); PLM Rental, Inc. (a Delaware corporation); Aeromil Holdings, Inc. (a California corporation); PLM Worldwide Management Services Limited (a Bermuda corporation); American Finance Group, Inc. (a Delaware corporation)

Subsidiaries of PLM Financial Services, Inc.: PLM Investment Management, Inc. (a California corporation); PLM Transportation Equipment Corporation (a California corporation

Subsidiary of PLM Transportation Equipment Corporation: TEC Acquisub, Inc. (a California corporation)

Subsidiary of Aeromil Holdings, Inc.: Aeromil Australia Pty. Ltd. (an Australia corporation)

Subsidiary  of  PLM  Worldwide   Management  Services  Limited:   Transportation
Equipment Indemnity Company, Ltd. (a Bermuda corporation)

Subsidiary of Transportation Equipment Indemnity Company, Ltd.: PLM Railcar Management Services Canada, Limited (an Alberta, Canada corporation)

Subsidiary of American Finance Group, Inc.: AFG Credit Corp. (a Delaware corporation)

(B)   Description of Business

PLM International, a Delaware corporation formed on May 20, 1987, owns or manages a portfolio of commercial and industrial equipment, transportation equipment, and related assets with a combined original cost of approximately $1.2 billion (refer to Table 2). The Company manages equipment and related assets for approximately 75,000 investors in various limited partnerships or investment programs.

                                     TABLE 2

                          EQUIPMENT AND RELATED ASSETS

                                December 31, 1997
                     (original cost in millions of dollars)


                                                                Professional
                                                                   Lease            Equipment       Other
                                                                Management           Growth        Investor
                                                        PLMI    Income Fund I         Funds        Programs          Total
                                                     ------------------------------------------------------------------------

Aircraft, aircraft engines, and rotables             $     1      $     45          $     299       $    1          $    346
Marine vessels                                            --            24                155           --               179
Railcars                                                  --            19                127           52               198
Trailers                                                  49            15                 81            5               150
Marine containers                                         --            --                 62           --                62
Mobile offshore drilling units                            --            12                 18           --                30
Commercial and industrial equipment                      161            --                 --           --               161
Other                                                     18            19                 47            5                89
                                                  -------------------------------------------------------------------------------

Total                                                $   229      $    134          $     789       $   63          $  1,215
                                                  ===============================================================================

(C)   Owned Equipment

(1)   Transportation Equipment:

The Company leases its owned transportation equipment to a wide variety of lessees. In general, the equipment leasing industry is an alternative to direct equipment ownership. It is a highly competitive industry offering lease terms ranging from daily rates to a term equal to the economic life of the equipment (full payout leases). Generally, leases for a term less than the economic life of the equipment are known as operating leases because the aggregate lease rentals accruing over the initial lease period are less than the cost of the leased equipment. PLM International typically provides operating leases for its transportation equipment. This type of lease usually commands a higher lease rate than full payout leases because of the flexibility it affords the lessee. This emphasis on operating leases requires highly experienced management and support staff, as the equipment must be periodically re-leased to continue generating rental income and thus maximize the long-term return on the investment in the equipment. In the past, certain equipment, such as marine containers and marine vessels, has been leased to utilization-type pools that include equipment owned by unaffiliated parties. Revenues received by the Company consisted of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment.

During the last few years, the Company has reduced the size of its owned transportation equipment portfolio and has exited certain equipment markets by selling or disposing of underperforming assets. With the exception of the Company's aircraft and intermodal trailer fleet, the Company does not anticipate continued substantial reductions in its owned equipment portfolio in 1998 and beyond. Rather, the Company intends to expand its current trailer leasing and management operations by purchasing trailers and opening new rental yards for its subsidiary, PLM Rental, Inc. (PLM Rental).

The Company markets over-the-road trailers on short-term leases through PLM Rental's yards located in 10 major U.S. cities. These rental facilities provide the Company with a base of operations in selected markets to facilitate its operating lease strategy. The Company also markets intermodal trailers to railroads and shippers on short-term arrangements through a licensing agreement with a short-line railroad. In addition, the Company owns on-site storage units protected by a patented security system. In January 1997, the Company entered into an agreement to lease all of its storage equipment assets to a lessee for a five-year period with a purchase option when the lease terminates.

Over the past five years, on average, approximately 95% of all owned and managed transportation equipment was operating under lease agreements or in PLM trailer rental yards.

(2)   Commercial and Industrial Equipment:

The Company, through its American Finance Group, Inc. (AFG) subsidiary, serves the capital equipment financing needs of predominantly investment-grade, Fortune 2000 companies. AFG originates and manages leases and loans for commercial and industrial equipment, utilizing its transaction-structuring capabilities to tailor financing solutions to meet the needs of its customers. The leases are generally mid- to long term and range from one to seven years, with AFG holding the residual position. AFG takes a security interest in the assets on which it provides loans.

(D)   Subsidiary Business Activities

(1)   PLM Financial Services, Inc.:

Management of Investment Programs: PLM Financial Services, Inc. (FSI), along with its primary subsidiaries, PLM Transportation Equipment Corporation (TEC) and PLM Investment Management, Inc. (IMI), focus on the management of investment programs, including a limited liability company, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. The objectives of each program differ slightly. The programs feature various combinations of current cash flow and income tax benefits through investments in long-lived, low-obsolescence transportation and related equipment.

FSI has completed the offering of 17 public programs that have invested in diversified portfolios of transportation and related equipment. From 1986 through April 1995, FSI offered the PLM Equipment Growth Fund (EGF) investment series. From 1995 through May 1996, FSI offered Professional Lease Management Income Fund I, a limited liability company (Fund I) with a no front-end fee structure. In May 1996, the Company announced that it no longer planned to offer publicly syndicated programs that invest in transportation equipment. The Company plans to continue to manage the existing programs. Each of the EGF and Fund I programs is designed to invest primarily in used transportation equipment for lease in order to generate current operating cash flow for (a) distribution to investors and (b) reinvestment into additional used transportation equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors. Cumulative equity raised by PLM International for its affiliated investment programs is $1.7 billion.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements: FSI earns revenues in connection with its management of the limited partnerships and private placement programs. During the syndication of each of the EGFs, placement fees and commissions representing approximately 9% of the equity raised were generally earned upon the purchase by investors of partnership units. A significant portion of these placement fees was reallowed to the originating broker-dealer. Equipment acquisition, lease negotiation, and debt placement fees are generally earned through the purchase, initial lease, and financing of equipment, and are recognized as revenue when FSI has completed substantially all of the services required to earn the fees, generally when binding commitment agreements are signed.

Management   fees  are  earned  for  managing  the  equipment   portfolios   and
administering investor programs as provided for in the various agreements, and are recognized as revenue as they are earned.

As compensation for organizing a partnership investment program, FSI, as general partner, is generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program. FSI recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

FSI also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnership's equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by FSI are treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received are treated as residual interest income.

In accordance with certain investment program and partnership agreements, FSI received reimbursement for organization and offering costs incurred during the offering period, which was generally between 1.5% and 3% of the equity raised. The investment programs reimbursed FSI ratably over the offering period of the investment programs based on the equity raised. In the event organizational and offering costs incurred by FSI, as defined by the partnership agreement, exceeded the amounts allowed, the excess costs were capitalized as an additional investment in the related partnership and are being amortized until the projected start of the liquidation phase of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company: From 1995 through May 1996, Fund I, a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to FSI or any of its subsidiaries for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases, or the placement of debt in Fund I. FSI funded the cost of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. FSI is amortizing its investment in Fund I until the projected start of the liquidation phase of the program. In return for its investment, FSI is generally entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. FSI is also entitled to monthly fees for equipment management services and reimbursement for providing certain accounting and administrative services.

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

(2)   PLM Transportation Equipment Corporation:

PLM Transportation Equipment Corporation (TEC) is responsible for the selection, negotiation and purchase, initial lease and re-lease, and sale of equipment. This process includes identifying prospective lessees; analyzing lessees' creditworthiness; negotiating lease terms; negotiating with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment; preparing debt offering materials; and negotiating loans. TEC or its wholly-owned subsidiary, TEC AcquiSub, Inc., also purchases transportation equipment for PLM International's own portfolio and on an interim basis for resale to third parties or various affiliated limited partnerships at the lower of fair market value or cost.

(3)   PLM Investment Management, Inc.:

PLM Investment Management, Inc. (IMI) manages equipment owned by the Company and by investors in the various investment programs. The equipment consists of: aircraft (commercial and commuter), aircraft engines and rotables, railcars, trailers (highway and intermodal, refrigerated and nonrefrigerated), marine containers (refrigerated and nonrefrigerated), marine vessels (dry bulk carriers, marine feeder vessels, and product tankers), and mobile offshore drilling units and drilling ships. IMI is obligated to invoice and collect rents; arrange for the maintenance and repair of equipment; arrange for the payment of operating expenses, debt service, and certain taxes; determine that the equipment is used in accordance with all operative contractual arrangements; arrange insurance as appropriate; provide or arrange for clerical and administrative services necessary to the operation of the equipment; correspond with program investors; prepare quarterly and annual financial statements and tax information materials; and make distributions to investors. IMI also monitors equipment regulatory requirements and compliance with investor program debt covenants and terms of the limited partnership agreements.

(4)   American Finance Group, Inc.:

In 1995, the Company established a wholly-owned equipment leasing and management subsidiary, American Finance Group, Inc. (AFG), and entered into an agreement to manage certain operations of Boston-based, privately held Equis Financial Group (Equis). During 1995, the Company provided management services for Equis's investor programs, for which the Company earned management fees and other revenues. In January 1996, the agreement was modified to exclude management of Equis's investor programs. Under the modified agreement the Company obtained Equis's lease origination and servicing operations and the rights to manage an institutional leasing investment program. Additionally, the agreement provided for AFG to receive software, computers, and furniture that supported its marketing and operations activities. AFG originates and manages lease and loan transactions for commercial and industrial equipment, such as data processing, communications, materials-handling, and construction equipment, for the Company s own account or for sale to institutional investment programs or other investors. The leases may be financed by nonrecourse debt. Periodically, AFG will use its short-term secured debt facility to finance the acquisition of assets prior to sale or permanent financing by nonrecourse debt. The leases are accounted for as operating or direct finance leases. AFG also originates loans in which it takes a security interest in the assets.

(5)   PLM Railcar Management Services, Inc.:

PLM Railcar Management Services, Inc. (RMSI) markets and manages railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars on behalf of IMI.

(6)   PLM Worldwide Management Services Limited:

PLM Worldwide Management Services Limited (WMS), a wholly-owned subsidiary of PLM, is a Bermuda-based company that serves as the parent of several PLM-owned foreign-operating entities and generates revenue from certain equipment leasing and brokerage activities.

(7)   Transportation Equipment Indemnity Company, Ltd.:

Transportation Equipment Indemnity Company, Ltd. (TEI), a wholly-owned subsidiary of WMS, is a Bermuda-based insurance company licensed to underwrite a full range of insurance products, including property and casualty risk. TEI's primary objective is to minimize both the long-term and short-term cost of insurance coverages for certain owned and managed equipment. A substantial portion of the risks underwritten by TEI are reinsured with unaffiliated underwriters.

(8)   PLM Railcar Management Services Canada, Limited:

PLM Railcar Management Services Canada, Limited, a wholly-owned subsidiary of TEI headquartered in Calgary, Alberta, Canada, provides fleet management services to the managed railcars operating in Canada on behalf of IMI.

(9) PLM Rental, Inc.:

PLM Rental markets trailers owned by the Company and its affiliated investor programs on short-term and mid-term operating leases through a network of rental facilities. Presently, facilities are located in Conley, Georgia; Romeoville, Illinois; Irving, Texas; Dearborn Heights, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Orlando, Florida; Tampa, Florida; and Newark, New Jersey. The Company is planning to open additional rental yard facilities in 1998.

All of the subsidiaries described above are 100% owned directly or indirectly by PLM International.

(10)            Aeromil Holdings, Inc.:

Aeromil Holdings, Inc. (Aeromil) is 80% owned by the Company. Aeromil owns an operating company located in Australia that is engaged in the brokerage of corporate, commuter, and commercial aircraft and the sale of spare parts in international markets.

(E)   Equipment Leasing Markets

Within the equipment leasing industry, there are markets for essentially three types of leases: the full payout lease, the short-term rental, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover a lessor's investment and provide a return on the investment, is a common form of leasing. This type of lease is sometimes referred to, and qualifies as, a direct finance lease under United States generally accepted accounting principles, and is accounted for by the lessee as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease-versus-purchase analysis, which takes into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations.

Short-term rental lessors direct their services to users' short-term equipment needs. This business requires a more extensive overhead commitment in the form of marketing and operating personnel by a lessor/owner. There is normally less than full utilization in a lessor's equipment fleet, as lessee turnover is frequent. Lessors usually charge a premium for the additional flexibility provided through short-term rentals. To satisfy lessees' short-term needs, certain equipment may be leased through pooling arrangements or utilization leases. For lessees, these arrangements can work effectively with respect to interchangeable equipment, such as marine containers, trailers, and marine vessels. From the lessors' perspective, these arrangements diversify risk.

Operating leases for transportation equipment generally run for a period of one to six years. Operating lease rates are usually higher than full payout lease rates but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment and the fact that the rental obligation under the lease need not be capitalized on its balance sheet. From a lessee's perspective, the advantages of a mid-term operating lease compared to a short-term rental, apart from the lower monthly cost, are greater control over future costs and the ability to balance equipment requirements over a specific period of time. The disadvantages of a mid-term operating lease from a lessee's perspective are that the equipment may be subject to significant changes in lease rates for future periods or will generally be required to be returned to the lessor at the expiration of the initial lease. From the lessor's perspective, the disadvantages of a mid-term operating lease (as well as a short-term rental) compared to a full payout lease are that (a) the equipment generally must be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment and (b) re-lease rates are subject to changes in current market conditions.

PLM International, its subsidiaries, and affiliated investment programs lease their transportation equipment primarily on mid-term operating leases and short-term rentals. Many of its leases are net operating leases. In net operating leases, expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The effect of entering into net operating leases is to reduce lease rates, compared to full-service lease rates for comparable lease terms. However, the overall profitability of net operating leases is more predictable and less risk is assumed over time, since the lessees absorb maintenance costs that generally increase as equipment ages. Per diem rental agreements are used mainly on equipment in the Company's trailer and marine container rental operations. Per diem rentals for the most part require the Company to absorb maintenance costs, which tend to increase as the equipment ages.

AFG leases commercial and industrial equipment primarily on full payout and mid-term triple net leases to investment-grade companies. AFG also originates loans in which it takes a security interest in the assets. Expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The full payout leases AFG originates are classified as finance leases and the mid-term triple net leases are classified as operating leases. The terms of these leases and loans are generally one to seven years, depending on the equipment type and the needs of the lessee. Lessees enter into full payout leases or mid-term triple net leases after a lease-versus-buy analysis is performed, which evaluates the utilization of the depreciation tax benefits of ownership, liquidity and cost of capital, financial reporting considerations, and capital budgeting constraints. AFG leases have an average term of 48 months. These longer-term leases and loans, which are made to investment-grade, Fortune 2000 companies, provide a predictable cash stream with lower risk. Although AFG leases a wide range of commercial and industrial equipment, as of December 31, 1997, the lease portfolio was concentrated primarily in materials-handling, computer, and point-of-sale equipment; general plant and warehouse equipment; mining and construction equipment; and communications equipment.

(F)   Management Programs

FSI has also sponsored programs in which the equipment is individually owned by the program investors. Management agreements, with initial terms ranging from 3 to 10 years, are typically employed to provide for the management of this equipment. These agreements require that the Company or one of its subsidiaries use its best efforts to lease the equipment and to otherwise perform all managerial functions necessary for the operation of the equipment, including arranging for maintenance and repair, collection of lease revenues, and disbursement of operating expenses. Management agreements also require that the Company correspond with program investors, prepare financial statements and tax information, and make distributions to investors from available cash. Operating revenues and expenses for equipment under management agreements are generally pooled in each program and shared pro rata by the participants. IMI typically receives management fees for these services based on a flat fee per month per unit of equipment.

(G)    Lessees

Lessees of equipment range from Fortune 2000 companies to small, privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee. PLM Rental, which leases equipment primarily on short-term rentals, follows guidelines set by the credit committee in determining the creditworthiness of its respective lessees.
Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who alone do not have a financial condition satisfactory to the credit committee. No single lessee of the Company's equipment accounted for more than 10% of revenues for the years ended December 31, 1997, 1996, or 1995.

(H)  Competition

When marketing operating leases for transportation assets, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rent than the Company offers. However, lower lease rates can generally be offered for used equipment under operating leases than can be offered on similar new equipment under full payout leases. The shorter length of operating leases also provides lessees with flexibility in their equipment and capital commitments.

The Company competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Company cannot offer, such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

The Company competes with many transportation equipment lessors, including General Electric Capital Corporation, GATX Corporation, Associates Commercial Corporation, Ryder Transportation Services, Inc., XTRA Corporation, International Lease Finance Corporation, and certain limited partnerships, some of which lease the same type of equipment.

AFG, which leases commercial and industrial equipment, competes with industrial finance companies, regional banks, and money center banks, in addition to such captive and independent leasing companies as General Electric Capital,
Caterpillar Financial, IBM Credit, AT&T Capital, Fleet Credit Corp., Pitney Bowes, Comdisco, Charter One Bank, First Union National Bank, Bank of Boston, ATEL, and Capital Associates. These companies all offer a wide array of financial products to lessees, ranging from off- balance sheet loans and synthetic leases to operating leases and vendor financing.

(I)   Government Regulations

The transportation industry, in which the majority of the equipment owned and managed by the Company operates, is subject to substantial regulation by various federal, state, local, and foreign government authorities. For example, federal regulations by the National Highway Transportation Safety Association will be implemented in March 1998, requiring all new trailers to have antilock brake systems installed, which will add 2% to 3% to the price of new trailers but increase safety while also reducing tire and brake wear. In addition, the U.S. Department of Transportation Aircraft Capacity Act of 1990 limits the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. Enactments like these could affect the performance of equipment owned and managed by the Company. It is not possible to predict the positive or negative effects of future regulatory changes in the transportation industry.

(J)   Employees

As of February 23, 1998,  the Company and its  subsidiaries  had 149  employees.
None  of  the  Company's   employees   are  subject  to  collective   bargaining
arrangements. The Company believes that employee relations are good.

ITEM 2.                    PROPERTIES

As of December 31, 1997, the Company owned transportation equipment and related assets and commercial and industrial equipment with an original cost of approximately $229.0 million. The Company's principal offices are located in leased office space at One Market, Steuart Street Tower, San Francisco, California. The Company or its subsidiaries also lease business offices in Boston, Massachusetts; Chicago, Illinois; and Calgary, Alberta, Canada. In addition, the Company or its subsidiaries lease trailer equipment rental yard facilities in Conley, Georgia; Romeoville, Illinois; Irving, Texas; Dearborn Heights, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Tampa, Florida; Orlando, Florida; and Newark, New Jersey. The Company's Aeromil subsidiary owns office space in Maroochydore, Queensland, Australia.

ITEM 3.                    LEGAL PROCEEDINGS

In November 1995, a former employee of PLM International filed and served a first amended complaint (the complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (ESOP), the ESOP's trustee, and certain individual employees, officers, and directors of the Company. The complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP, and for defendants' allegedly engaging in prohibited transactions and interfering with plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing under ERISA. The motion was granted and on May 30, 1996, the district court entered a judgment dismissing the complaint for lack of subject matter jurisdiction. Plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit seeking a reversal of the district court's dismissal of his ERISA claims, and in an opinion filed on October 23, 1997, the Ninth Circuit reversed the decision of the district court and remanded the case to the district court for further proceedings. PLMI filed a petition for rehearing on November 6, 1997, which was denied on November 20, 1997. The Ninth Circuit mandate was filed in the district court on December 1, 1997.

On January 12, 1998, plaintiff filed with the district court an expedited motion for leave to file a second amended complaint in order to bring the fourth, fifth, and sixth claims for relief as a class action on behalf of himself and all similarly situated people. These claims allege that PLMI and the other defendants breached their fiduciary duties and entered into prohibited transactions in connection with the termination of the ESOP and by causing the ESOP to sell or exchange the preferred shares held for the benefit of the ESOP participants for less than their fair market value. The district court granted the motion on February 9, 1998 and set a trial date of March 20, 1999. The defendants are required to respond to the second amended complaint on or before February 26, 1998. The Company does not believe the claims have any merit and plans to continue to defend this matter vigorously.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund
VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the NASD rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In response to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnerships. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Stockholders held November 26, 1997, one proposal was submitted to a vote of the Company's security holders. The proposal to amend Article Fourth of the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split followed by a 200-for-1 forward stock split of the Company's common stock was approved. As a result of the stock splits, the number of shares outstanding was reduced by 561,544 shares. The Company is repurchasing these shares at $5.58 per share when the stock certificates are tendered to the Company's transfer agent. The votes cast in the election were as follows:

                           Votes
------------------------------------------------------------
        For                 Against            Abstentions
     7,060,732              307,390              72,357





                                     PART II

 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades (under the ticker symbol "PLM") on the American Stock Exchange (AMEX). As of the date of this annual report, there are 8,373,583 common shares outstanding and approximately 3,677 shareholders of record.

Table 3, below, sets forth the quarterly high and low prices of the Company's common stock for 1997 and 1996 as reported by the AMEX:

                                    TABLE 3

  Calendar Period                                      High              Low
-------------------                                  ---------        ---------

       1997
    1st Quarter                                     $   3.813          $   3.000
    2nd Quarter                                         6.375              3.500
    3rd Quarter                                         6.000              5.500
    4th Quarter                                         5.875              5.250

       1996
    1st Quarter                                     $   3.875          $   3.250
    2nd Quarter                                         3.813              3.250
    3rd Quarter                                         3.563              3.188
    4th Quarter                                         3.500              2.875



In November 1997, the Company's stockholders approved a proposal to amend Article Fourth of the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split followed by a 200-for-1 forward stock split. As a result of the stock splits, the number of shares outstanding was reduced by 561,544 shares. The Company is repurchasing these shares at $5.58 per share when the stock certificates are tendered to the Company's transfer agent.

In March 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1997, 766,200 shares were purchased under this plan, at a total cost of $4.4 million.

During 1996, the Company purchased 1.7 million shares of its common stock for $6.5 million. These purchases completed the $5.0 million common stock repurchase program announced in November 1995, as well as an additional purchase of $3.7 million authorized by the Company's Board of Directors in July 1996.

Additional future repurchases may be made in the open market or through private transactions.

ITEM 6.           SELECTED FINANCIAL DATA

                       Summary of Selected Financial Data

                            Years Ended December 31,
              (in thousands of dollars, except per share amounts)

                                                 1997            1996            1995            1994             1993
                                            -------------------------------------------------------------------------------

Results of operations:
  Revenue                                     $    49,665      $   51,545      $    60,073      $    53,715      $   67,431
  Income (loss) before income taxes                 6,515           3,893            7,868           (5,579)          7,737
  Net income (loss) before cumulative
    effect of accounting change                     4,667           4,095            6,048           (1,511)          6,282
  Cumulative effect of accounting change               --              --               --           (5,130)             --
  Net income (loss) to common shares                4,667           4,095            6,048           (9,071)          1,432
  Basic earnings per weighted-
    average common share                             0.51            0.41             0.52            (0.74)           0.14

Financial position:
  Total assets                                    236,283         198,749          126,213          140,372         217,720
  Short-term secured debt                          23,040          30,966               --            6,404              --
  Long-term recourse debt                          44,844          43,618           47,853           60,119         129,119
  Long-term nonrecourse debt                       81,302          45,392               --               --              --
  Shareholders' equity                             46,548          46,320           48,620           45,695          51,133



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial and Industrial Equipment Leasing

A major activity of the Company is the funding and management of long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as materials-handling, computer, point-of-sale, general plant and warehouse, mining and construction, and communications equipment. Through AFG, the Company is also engaged in the management of institutional leasing investment programs for which it originates leases and receives acquisition and management fees.

Trailer Leasing

The Company operates 10 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van (nonrefrigerated) trailers leased to a variety of customers and refrigerated trailers used primarily in the foodservice distribution industry. The Company is currently expanding the number of its rental yard facilities and is selling certain of its older trailers and replacing them with new or late-model used trailers.

Other Transportation Equipment Leasing, Management of Investment Programs, and Other

The Company also owns a portfolio of transportation equipment, in addition to the dry van and refrigerated over-the-road trailers mentioned above, from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating lease, which consists of a commuter aircraft, a 20% interest in a commercial aircraft, an aircraft engine, intermodal trailers, and storage equipment as of December 31, 1997, was mainly built prior to 1988. As the equipment ages, the Company continues to monitor the performance of its leased assets and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms, higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

The Company also has an 80% interest in a company located in Australia involved in aircraft brokerage and aircraft spare parts sales.

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program, which is typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

In 1996, the Company announced the suspension of public syndication of equipment leasing programs with the close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees, will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

Comparison of the Company's Operating Results for the Years Ended December 31, 1997 and 1996

The following analysis reviews the operating results of the Company:

Revenues

                                                                          1997                           1996
                                                                    --------------------------------------------
                                                                             (in thousands of dollars)


Operating leases                                                         $    15,777                $     18,180
Finance lease income                                                           8,685                       4,186
Management fees                                                               11,275                      10,971
Partnership interests and other fees                                           1,306                       3,811
Acquisition and lease negotiation fees                                         3,184                       6,610
Aircraft brokerage and services                                                2,466                       2,903
Gain on the sale or disposition of assets, net                                 3,720                       2,282
Other                                                                          3,252                       2,602
                                                                    ------------------------------------------------
  Total revenues                                                         $     49,665               $      51,545


The fluctuations in revenues between 1997 and 1996 are summarized and explained below.

Operating lease revenues by equipment type:

                                                                           1997                           1996
                                                                    --------------------------------------------
                                                                                     (in thousands of dollars)


Trailers                                                                $     8,622                 $     8,004
Commercial and industrial equipment                                           5,175                       4,042
Aircraft and aircraft engine                                                    655                       4,444
Mobile offshore drilling units                                                  603                         123
Marine vessel                                                                   501                           -
Storage equipment                                                                 4                       1,076
Marine containers                                                               188                         392
Railcars                                                                         29                          99
                                                                    ------------------------------------------------
  Total operating lease revenues                                        $    15,777                 $    18,180


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. As of December 31, 1997, the Company owned transportation equipment held for operating leases with an original cost of $50.3 million, which was $24.3 million less than the original cost of transportation equipment owned and held for operating leases or held for sale as of December 31, 1996. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets and exit certain equipment markets, which has resulted in a 91% net reduction in its aircraft portfolio and a 100% net reduction in its marine container portfolio, compared to 1996. The reduction in transportation equipment available for lease is the primary reason aircraft and marine container revenue was reduced, compared to the prior year. The $1.1 million decrease in storage equipment lease revenue is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a finance lease, as opposed to short-term operating leases.

Although operating lease revenues decreased as a result of the reduction in transportation equipment available for lease and the storage equipment agreement, this decrease was partially offset by a $1.1 million increase in commercial and industrial operating lease revenues. Commercial and industrial operating lease revenues increased as a result of an increase in commercial and industrial equipment owned and on operating lease. Trailer lease revenues increased $0.6 million as a result of higher utilization in the Company's intermodal trailer fleet. In addition, during 1997, the Company owned one mobile offshore drilling unit as well as a 25.5% interest in another mobile offshore drilling unit, which together generated $0.6 million in lease revenue, and owned a 47.5% interest in a marine vessel, which generated $0.5 million in lease revenue. Both of the drilling units and the marine vessel were sold at the Company's cost to affiliated programs in 1997.

Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to institutional leasing investment programs. Finance lease income increased $4.5 million during 1997, compared to 1996, due to an increase in commercial and industrial assets that were on finance lease. During 1997, the average investment in direct finance leases was $76.2 million, compared to $30.5 million for 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees increased $0.3 million during 1997, compared to 1996, due to an increase in management fees earned from the institutional leasing investment programs managed by the Company's AFG subsidiary. Although management fees related to Fund I increased due to additional asset purchases, net management fees from the remaining older programs declined due to a net decrease in managed equipment and lower lease rates. With the termination of syndication activities in 1996, management fees from the older programs are expected to decrease in the future as they begin liquidation and the associated equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional leasing investment programs managed by AFG.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $2.3 million and $2.7 million for 1997 and 1996, respectively. In addition, a decrease of $1.0 million in the Company's residual interests in the programs was recorded during 1997, compared to an $0.8 million increase in the Company's residual interests in the programs during 1996. The decrease in net earnings and distribution levels and residual interests in 1997, compared to 1996, resulted mainly from the disposition of equipment in certain of the PLM Equipment Growth Fund (EGF) programs. In addition, during 1996, residual income of $1.8 million was recorded for Fund I purchases. As Fund I has fully invested the proceeds raised from syndication, the Company will not record additional residual interest income from this program until it reaches the liquidation phase. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of the affiliated partnership when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. In 1996, the Company also earned $0.3 million in liquidation sales fees for the sales of managed equipment. There were no similar fees in 1997.

         Acquisition and lease negotiation fees:

During 1997, the Company, on behalf of the EGF programs, purchased trailer equipment and a beneficial interest in a marine vessel and aircraft for $42.8 million, compared to $105.7 million of equipment purchased on behalf of the EGF programs during 1996, resulting in a $3.4 million decrease in acquisition and lease negotiation fees. Acquisition fees related to equipment purchased for the institutional leasing investment programs managed by AFG were $0.8 million for both 1997 and 1996. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing, spare part sales, and brokerage subsidiary, decreased $0.4 million in 1997, compared to 1996, due to a decrease in spare parts sales, the sale of the subsidiary's ownership interest in Austin Aero FBO Ltd. to third parties in January 1996, and unfavorable exchange rate fluctuations during 1997.

         Gain on the sale or disposition of assets, net:

         During 1997, the Company recorded $3.7 million in net gains on the sale or disposition of assets. Of this gain, $1.1 million resulted from the sale or disposition of trailers, storage equipment, marine containers, and commuter aircraft. Also during 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million and earned $2.0 million from the sale of commercial and industrial equipment. These gains were partially offset by a $0.2 million adjustment to reduce the estimated net realizable value of certain trailers. During 1996, the Company recorded a $2.3 million net gain on the sale or disposition of assets. Of this gain, $2.1 million resulted from the sale or disposition of trailers, marine containers, railcars, storage equipment, and commuter and commercial aircraft, and $0.9 million related to the sale of commercial and industrial equipment. These gains were partially offset by a $0.7 million adjustment to reduce the estimated net realizable value of certain commuter aircraft ($0.4 million) and certain trailers ($0.3 million).

         Other:

         Other revenues increased $0.7 million during 1997, compared to 1996, due to increased revenue earned from financing income and brokerage fees.

         Costs and Expenses

                                                                          1997                           1996
                                                                    --------------------------------------------
                                                                                     (in thousands of dollars)


Operations support                                                       $    16,633                $    21,595
Depreciation and amortization                                                  8,447                     11,318
General and administrative                                                     9,472                      7,956
                                                                    ------------------------------------------------
  Total costs and expenses                                               $    34,552                $    40,869


Operations support:

Operations support expense (including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts) decreased $5.0 million (23%) for 1997, compared to 1996. The decrease resulted from a $1.4 million charge recorded during 1996 related to the termination of syndication activities, a $1.3 million decrease in compensation and benefits expense due to staff reductions, a $0.7 million decrease in other office-related expenses, a $0.6 million decrease in equipment operating costs due to the sale of certain of the Company's transportation equipment, a $0.5 million decrease in administrative expenses, and a $0.5 million decrease in professional services expenses.

Depreciation and amortization:

Depreciation and amortization expenses decreased $2.9 million (25%) for 1997, compared to 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment on operating lease.

General and administrative:

General and administrative expenses increased $1.5 million (19%) for 1997, compared to 1996, due to a $0.6 million increase in expenses related to the redemption of stock options, a $0.5 million increase in legal fees related to the Koch and Romei actions (refer to Note 12 to the consolidated financial statements), a $0.5 million increase in costs related to the Company's response to shareholder-sponsored initiatives, and a $0.3 million credit recorded in the second quarter of 1996 related to the Employee Stock Ownership Plan (ESOP).
These expenses were partially offset by a $0.4 million decrease in office-related expenses due to a decrease in staffing and office space requirements.

Other Income and Expenses

                                                                          1997                 1996
                                                                   ------------------------------------------
                                                                            (in thousands of dollars)


Interest expense                                                        $   (9,891)           $  (7,341)
Interest income                                                              1,635                1,228
Other expenses, net                                                           (342)                (670)



Interest expense:

Interest expense increased $2.6 million (35%) for 1997, compared to 1996, due to an increase in borrowings of nonrecourse debt to fund new lease originations and the senior secured notes facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt in 1996, a decrease in borrowings on the short-term secured debt facility, and the reduction in the amount outstanding on the senior secured loan.

Interest income:

Interest income increased $0.4 million (33%) for 1997, compared to 1996, as a result of higher average cash balances in 1997, compared to 1996.

Other expenses, net:

Other expenses of $0.3 million in 1997 represents an accrual for a litigation settlement that was paid in 1998. During 1996, the Company prepaid the $8.6 million balance of its subordinated debt and $10.0 million of its senior secured loan, and wrote off the associated loan fees and incurred prepayment penalties of $1.0 million. These expenses were partially offset by other income of $0.4 million resulting from the 1996 sale of 32 wind turbines that had previously been written off.

Provision for (Benefit from) Income Taxes

For 1997, the provision for income taxes was $1.8 million, representing an effective rate of 28%. For 1996, the Company recognized a benefit for income taxes of $0.2 million as a result of several items of a nonrecurring nature. These included adjustments that reduced income tax expense arising from (a) differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed and (b) changes in state tax apportionment factors used to record deferred taxes. In both 1997 and 1996, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside of the United States (refer to Note 11 to the consolidated financial statements).

Net Income

As a result of the foregoing, 1997 net income was $4.7 million, resulting in basic and fully diluted earnings per weighted-average common share outstanding of $0.51 and $0.50, respectively. For 1996, net income was $4.1 million, resulting in basic and fully diluted earnings per weighted-average common share outstanding of $0.41 and $0.40, respectively.


Comparison of the Company's Operating Results for the Years Ended December 31, 1996 and 1995

The following analysis summarizes the operating results of the Company:

Revenues

                                                                            1996                           1995
                                                                    --------------------------------------------
                                                                            (in thousands of dollars)


Operating leases                                                         $    18,180                $     23,919
Finance lease income                                                           4,186                           -
Management fees                                                               10,971                      11,197
Partnership interests and other fees                                           3,811                       4,978
Acquisition and lease negotiation fees                                         6,610                       6,659
Aircraft brokerage and services                                                2,903                       5,022
Gain on the sale or disposition of assets, net                                 2,282                       4,912
Commissions                                                                        -                       1,322
Other                                                                          2,602                       2,064
                                                                    ------------------------------------------------
  Total revenues                                                         $    51,545                $     60,073


The fluctuations in revenues between 1996 and 1995 are summarized and explained below.

Operating lease revenues by equipment type:

                                                                        1996                           1995
                                                                    --------------------------------------------
                                                                               (in thousands of dollars)


Trailers                                                                 $     8,004                $     10,582
Aircraft and aircraft engine                                                   4,444                       6,465
Commercial and industrial equipment                                            4,042                       2,293
Storage equipment                                                              1,076                       1,056
Marine containers                                                                392                         635
Mobile offshore drilling units                                                   123                           -
Railcars                                                                          99                       1,584
Marine vessel                                                                      -                       1,304
                                                                    -------------------------------------------------
  Total operating lease revenues                                         $    18,180                $     23,919


As of December 31, 1996, the Company owned transportation equipment held for operating leases or held for sale with an original cost of $74.6 million, which was $39.1 million less than the original cost of equipment owned and held for operating leases or held for sale as of December 31, 1995. The reduction in equipment, on an original cost basis, was a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets and exit certain equipment markets, resulting in a 100% reduction in its marine vessel fleet and railcar portfolio, a 34% reduction in its marine container portfolio, a 67% net reduction in its aircraft portfolio, and a 12% net reduction in its trailer portfolio, compared to 1995. The reduction in equipment available for lease was the primary reason marine vessel, railcar, trailer, marine container, and aircraft revenues were all reduced, as compared to the prior year. In addition, trailer lease revenue decreased due to lower utilization.

The decrease in operating lease revenues as a result of the reduction in transportation equipment available for lease was partially offset by (a) a $0.1 million increase in mobile offshore drilling unit (rig) revenue in 1996 due to the purchase of a rig held for sale to an affiliated program during the fourth quarter of 1996 and (b) a $1.7 million increase in operating lease revenues generated by commercial and industrial equipment leases on $15.9 million of purchased equipment that was retained by the Company and revenues generated on leased equipment purchased for $30.7 million prior to being sold to third parties.

Finance lease income:

The Company earns finance lease income from certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties or to an institutional leasing investment program. During 1996, the Company earned direct finance lease income on average commercial and industrial assets that were on finance lease of $30.5 million, which are financed by both short-term secured debt and nonrecourse debt. These direct finance leases resulted in $4.2 million in earned income for 1996, which represent income earned on the lease payment stream. There were no similar transactions in 1995.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $11.0 million for 1996, compared to $11.2 million in 1995. Although management fees related both to Fund I and the institutional leasing investment program managed by the Company's AFG subsidiary increased, management fees from the remaining older programs decreased due to a net decrease in managed equipment, a decrease in lease rates for certain types of equipment in those programs, and the elimination of management of the Equis programs. With the termination of syndication activities in 1996, management fees from the older programs are expected to decrease in the future, as they begin liquidation and the associated equipment portfolio becomes permanently reduced. This decrease is expected to continue to be offset in part by management fees earned from the institutional leasing investment programs managed by AFG.

Partnership interests and other fees:

         The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $2.7 million and $3.3 million for 1996 and 1995, respectively. In addition, net increases of $0.8 million and $1.7 million in the Company's recorded residual values were recorded during 1996 and 1995, respectively. In 1996, the equity interest recorded was impacted by $1.8 million in residual income recorded for Fund I equipment purchases, offset partially by decreases in residual values related to dispositions of equipment in certain of the equipment growth funds. In 1995, the equity interest recorded was impacted by $2.2 million in residual income recorded for Fund I equipment purchases and $0.9 million in residual income from the Equis programs, which was offset partially by a decrease in residual income related to other existing programs. Residual income is recognized on residual interests based upon the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. In 1996, the Company also earned $0.3 million in liquidation sales fees for the sale of managed equipment. There were no similar fees in 1995.

Acquisition and lease negotiation fees:

During 1996, a total of $105.7 million of equipment was purchased on behalf of the EGF programs, compared to $100.0 million during 1995, resulting in a $0.3 million increase in acquisition and lease negotiation fees. This increase was offset by a $0.3 million decrease in acquisition and lease negotiation fees related to AFG purchases for managed programs. Due to the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-en fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft leasing, spare parts sales, and brokerage subsidiary, decreased $2.1 million in 1996, from 1995. The decrease was attributable to the sale of the subsidiary's ownership interest in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively.

Gain on the sale or disposition of assets, net:

         During 1996, the Company recorded $2.3 million in net gains on the sale or disposition of assets. Of these gains, $2.1 million resulted from the sale or disposition of commuter aircraft, commercial aircraft, marine containers, railcars, storage equipment, and trailers, and $0.9 million related to the sale of commercial and industrial equipment. These gains were partially offset by adjustments totaling $0.7 million to write down the net book value of certain commuter aircraft ($0.4 million) and certain trailers ($0.3 million) to their estimated market value. A $4.9 million net gain was recorded during the year ended December 31, 1995. Of this gain, $5.6 million related to the sale of three option contracts for railcar equipment and the disposition of a marine vessel, marine containers, commercial aircraft, commuter aircraft, helicopters, railcars, storage equipment, and trailers. Also during 1995, the Company purchased and sold to an unaffiliated third party three off-lease commuter aircraft for an aggregate gain of $0.5 million, net of selling costs. In addition, adjustments totaling $1.2 million were recorded to write down the net book value of certain aircraft to their estimated net realizable value.

Commissions:

Commission revenue represents syndication placement fees, generally 9% of equity raised for EGF programs, earned upon the sale of partnership units to investors. During 1996, no program equity was raised for the EGF programs, compared to $14.6 million of equity raised during 1995, resulting in a $1.3 million decrease in placement commissions. The Company closed PLM Equipment Growth & Income Fund VII (EGF VII) syndication activities in April 1995. As a result of the Company's decision to suspend syndication of equipment leasing programs in May 1996, and because Fund I had a no front-end fee structure, commission revenue has been eliminated since the close of EGF VII.

Other:

         Other revenues increased $0.5 million in 1996, from 1995, due to increased underwriting income, brokerage fees, and financing income.

Costs and Expenses

                                                                            1996                  1995
                                                                    -----------------------------------------
                                                                           (in thousands of dollars)


Operations support                                                      $     21,595        $    26,001
Depreciation and amortization                                                 11,318              8,616
General and administrative                                                     7,956             10,539
Commissions                                                                        -              1,416
                                                                    ------------------------------------------------
  Total costs and expenses                                              $     40,869        $    46,572


Operations support:

         Operations support expense (including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts) decreased $4.4 million (17%) for 1996, from 1995. The decrease resulted from a $1.7 million decrease in operating costs, cost of sales, and repair and maintenance costs due to (a) the sale of some of the Company's transportation equipment, and the sale of the Company's ownership interests in Aeromech Pty. Ltd. and Austin Aero FBO Ltd. to third parties in December 1995 and January 1996, respectively, (b) a $5.2 million decrease in compensation and benefits expenses due to staffing reductions, and (c) higher compensation expense in 1995 (primarily to compensate employees for lost benefits resulting from the termination of the 401(k) plan during 1995.) The decrease was partially offset by a $1.4 million charge in 1996 related to the termination of syndication activities, a $0.3 million increase in bad debt expense, and a $0.8 million decrease in allocated expenses to the Equis programs (as the Company was no longer managing these programs) in 1996.

Depreciation and amortization:

Depreciation and amortization expenses increased $2.7 million (31%) for the year ended 1996, as compared to 1995. The increase resulted from the amortization of costs associated with AFG and the depreciation of AFG assets held for operating leases and administrative assets, which was partially offset by the reduction in depreciable equipment (discussed in the operating lease revenue section).

General and administrative:

General and administrative expenses decreased $2.6 million (25%) during the year ended 1996, compared to 1995. The decrease resulted from a $0.8 million decrease in compensation expenses primarily related to staffing reductions and lower 1996 bonus expense (primarily related to the compensation of employees during 1995 for lost benefits resulting from the termination of the 401(k) plan), a $0.3 million decrease in estimated accruals, a $0.7 million decrease in professional services expenses, and a $0.8 million decrease in administrative expenses.

Commissions:

Commission expenses were incurred by the Company primarily in connection with the syndication of investment partnerships, and represented payments to brokers and financial planners for sales of investment program units. Commission expenses for 1996 decreased $1.4 million (100%) from 1995. The reduction is the result of no syndicated equity raised for the EGFs during 1996, versus $14.6 million in syndicated equity raised for the EGFs during 1995. Commission costs related to Fund I were capitalized as part of the Company's investment in the program. With the termination of syndication activities, no more commission costs will be incurred in the future.

Other Income and Expenses


                                                                           1996            1995
                                                                   -------------------------------------------
                                                                            (in thousands of dollars)


Interest expense                                                    $  (7,341)           $ (7,110)
Interest income                                                         1,228               1,973
Other expense, net                                                       (670)               (496)



Interest expense:

         Interest expense increased $0.2 million (3%) during 1996, compared to 1995, mainly due to an increase in borrowings of nonrecourse debt, the senior secured notes facility, and the short-term secured debt facility, which was partially offset by the retirement of the subordinated debt and the $10.0 million reduction of the senior secured loan.

Interest income:

         Interest income decreased $0.7 million (38%) in 1996, compared to 1995, from a reduction in interest income earned on the PLM International, Inc. Employee Stock Option Plan (ESOP) cash collateral account, due to the termination of the ESOP and a decrease in interest income as a result of lower average cash balances in 1996 compared to 1995.

Other expenses, net:

Other expenses, net were $0.7 million during 1996, compared to $0.5 million in 1995. During 1996, the Company prepaid the remaining $8.6 million balance of its subordinated debt and $10.0 million of its senior secured loan, and wrote off the associated loan fees and incurred prepayment penalties totaling $1.0 million. These expenses were partially offset by other income of $0.4 million due to the 1996 sale of 32 wind turbines that had previously been written off. Other expenses, net were $0.5 million in 1995, due mainly to loan fees of $1.1 million related to the early retirement of $11.5 million of the Company's subordinated debt, which was partially offset by the collection of an account receivable that had previously been written off.

Provision for (Benefit from) Income Taxes

The Company recognized a benefit for income taxes in 1996 of $0.2 million as a result of several items of a nonrecurring nature. These included adjustments that reduced income tax expense relating to (a) differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed and
(b) changes in state tax apportionment factors used to record deferred taxes. For both 1996 and 1995, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States (refer to Note 11 to the consolidated financial statements). For 1995, the provision for income taxes was $1.8 million, which represented an effective rate of 23%.

Net Income

As a result of the foregoing, 1996 net income was $4.1 million, resulting in basic and fully diluted earnings per weighted-average common share of $0.41 and $0.40, respectively. For 1995, net income was $6.0 million, resulting in basic and fully diluted earnings per weighted-average common share of $0.52 and $0.51, respectively.

Liquidity and Capital Resources

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

Liquidity beyond 1997 will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, and the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing:

Senior Secured Loan: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $20.6 million as of December 31, 1997 and February 23, 1998, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of December 31, 1997, the cash collateral balance was $12.7 million and is included in restricted cash and cash equivalents on the Company's balance sheet. The facility required quarterly interest payments through March 31, 1997, with quarterly principal payments of $1.47 million plus interest charges beginning June 30, 1997, through termination of the loan in June 2001.

Senior Secured Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. During 1997, the Company drew down $9.0 million and repaid $3.2 million on this facility. The facility bears interest at LIBOR plus 240 basis points. As of December 31, 1997, the Company had $23.8 million outstanding under this agreement. As of February 23, 1998, the Company had $22.6 million outstanding under this agreement. The Company has pledged substantially all of its management fees, acquisition and lease negotiation fees, data processing fees, and certain partnership distributions as collateral to the facility. The facility required quarterly interest only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments are payable quarterly in 20 equal amounts through termination of the loan on August 15, 2002.

Bridge Financing: Assets acquired and held on an interim basis for placement with affiliated programs or sale to third parties or purchased for placement in the Company's nonrecourse debt facility have, from time to time, been partially funded by a $50.0 million short-term secured debt facility. During 1997, the availability of this facility was extended until November 2, 1998. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

        This facility, which is shared with EGFs V, VI, and VII, and Fund I, allows the Company to purchase equipment prior to its designation to a specific program. This facility provides 80% financing of original equipment costs for transportation assets of the Company and up to 100% financing for transportation assets of the EGFs. The facility provides 100% of the discounted present value of the lease stream, plus 100% of the allocated residual amount of all eligible equipment up to 90% of the original equipment cost of the assets, and 100% of the allocated residual amount of all master trust pooled equipment for nonrecourse assets, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold transportation assets in this facility for up to 150 days. Assets to be transferred to the nonrecourse debt facility can be held under this facility until the facility's expiration. Interest accrues at Prime or LIBOR plus 162.5 basis points at the option of the borrower at the time of the advance under the facility. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of December 31, 1997, the Company had $23.0 million outstanding under this facility. As of February 23, 1998, the Company had $20.4 million in borrowings outstanding under this facility. There were no other borrowings outstanding under this facility as of December 31, 1997 or February 23, 1998.

Nonrecourse Debt: The Company has available a nonrecourse debt facility for up to $125.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms of one to seven years. The facility is available for a one-year period expiring October 13, 1998. Repayment of the facility matches the terms of the underlying leases. The nonrecourse debt facility bears interest equivalent to the lender's cost of funds. As of December 31, 1997, $71.3 million in borrowings was outstanding under this facility. As of February 23, 1998, $75.6 million in borrowings was outstanding under this facility. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration.

   In addition to the $125.0 million nonrecourse debt facility discussed above, the Company also has $10.0 million in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment that have terms corresponding to the note repayment schedule beginning November 1997 through October 2001. The notes bear interest at 9.16% per annum.

Interest-Rate Swap Contracts: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse debt. As of December 31, 1997, the swap agreements had remaining terms averaging 2.5 years, corresponding to the terms of the related debt. As of December 31, 1997, a notional amount of $72.5 million of interest-rate swap agreements effectively fixed interest rates at an average of 7.27% on such obligations. Interest expense increased by $0.3 million due to these arrangements in 1997.

     Commercial and industrial equipment leasing:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse debt facility. AFG also originates loans in which it takes a security interest in the assets. During 1997, the Company purchased commercial and industrial equipment with an original equipment cost of $122.5 million. A portion of these transactions was financed, on an interim basis, through the Company's bridge financing facility. Some equipment subject to leases is sold to institutional leasing investment programs for which the Company serves as the manager. Acquisition and management fees are received for the sale and subsequent management of these leases. The Company also purchases equipment with the intent to sell to unaffiliated third parties. The Company believes this lease origination operation is a growth area for the future.

As of December 31, 1997, the Company had committed to purchase $153.8 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

From January 1, 1998 through February 23, 1998, the Company funded $9.8 million of commitments outstanding as of December 31, 1997 for its commercial and industrial equipment lease portfolio.

As of February 23, 1998, the Company had committed to purchase $173.6 million of equipment for its commercial and industrial equipment lease portfolio, to be held by the Company or sold to the Company's institutional leasing investment program or to third parties.

     Trailer leasing:

The Company operates 10 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used primarily in the foodservice distribution industry. The Company intends to open additional rental yard facilities in 1998. The Company is selling certain of its older trailers and is replacing them with new or late-model used trailers. The new trailers will be placed in existing rental facilities or in new yards.

     Other transportation equipment leasing, management of investment programs, and other:

During 1997, the Company generated proceeds of $13.5 million from the sale of owned transportation equipment. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account. During 1997, $8.5 million in funds were released to the Company from the cash collateral account. The funds were released based on the appraised fair market value of the equipment portfolio and the related collateral coverage ratio. As of December 31, 1997, $12.7 million was on deposit in the cash collateral account and is included in restricted cash and cash equivalents on the Company's balance sheet.

Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming assets. The Company will continue to analyze its transportation equipment portfolio for underperforming assets to sell or dispose of as necessary.

The Company also has an 80% interest in a company located in Australia involved in aircraft brokerage and aircraft spare part sales.

Management believes that through debt and equity financing, possible sales of equipment, and cash flows from operations the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Year 2000 Compliance

The Company is currently addressing the Year 2000 computer software issue. The Company is creating a timetable for carrying out any program modifications that may be required.

     Inflation

     There was no significant impact on the Company's operations as a result of inflation during 1997, 1996, or 1995.

Geographic Information

For a discussion of the geographic information, refer to Note 17 to the consolidated financial statements.

New Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements, refer to Note 1 to the consolidated financial statements.

Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Trends

The Company continues to seek opportunities for new businesses, markets, and acquisitions. During 1995, the Company established its AFG subsidiary. AFG is engaged in the funding and management of long-term direct finance-type leases, operating leases, and loans. Master lease agreements are entered into with predominantly investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as data processing, communications, materials-handling, and construction equipment. AFG is also engaged in the management of institutional leasing investment programs for which it originates leases and receives acquisition and management fees. During 1997, AFG funded lease and loan transactions for commercial and industrial equipment with an original cost of $124.7 million. Of this, the Company sold $58.3 million to the institutional leasing investment programs or to third parties. During 1997, the Company brokered commercial and industrial equipment with an original equipment cost of $32.0 million. In the future, the Company intends to continue to develop the portfolio of its AFG subsidiary.

The Company intends to expand its current trailer leasing and management operations by purchasing trailers and opening new rental yards for its PLM Rental, Inc. subsidiary. PLM Rental is one of the largest short-term, on-demand refrigerated trailer rental operations in North America, and the Company believes there are new opportunities in the refrigerated trailer leasing market.

During 1996, the Company announced the suspension of public syndication of equipment leasing programs with the close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees, will be reduced in the future as the programs begin liquidation and the managed equipment portfolio becomes permanently reduced.

The Company has selectively reduced the size of its owned transportation equipment portfolio over the past few years. In 1997, the Company sold $24.3 million of its owned transportation equipment (of which $8.0 million was included in assets held for sale as of December 31, 1996), based on original cost. As a result of the reduction in owned equipment over the past few years, the Company's operating lease revenues have decreased, as well as the associated depreciation, operating, and repair and maintenance costs. Over the last three years, the Company used the proceeds from equipment sales and cash from operations to reduce subordinated indebtedness by $23.0 million, resulting in reduced interest costs. These reductions have helped offset the increased borrowing activity and interest costs associated with the expansion of the AFG lease portfolio. In addition, the reduction in transportation equipment lease revenues will continue to be increasingly offset by lease revenues generated from commercial and industrial equipment leases associated with AFG. With the exception of the Company's aircraft and intermodal trailer fleet, the Company does not anticipate continued substantial reductions in its owned equipment portfolio in 1998 and beyond.

The Company continues to benefit from cost reduction measures, principally reflecting reductions in total Company staffing since 1995.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Company proxy statement will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth under "Identification of Directors and Officers," "Compensation of Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management" in such proxy statement is incorporated herein by reference for Items 10, 11, and 12, above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          Financial Statements

    (1) The consolidated financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

    (2) Exhibits are listed at Item (c), below.

(b)          Reports on Form 8-K Filed in Last Quarter of 1997

December 1, 1997: Announcement of approval on November 26, 1997 by vote of a majority of the outstanding shares of the Company's common stock of an amendment to Article Fourth of the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split followed by a 200-for-1 forward stock split of the common stock.

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

10.3 Amended and Restated Warehousing Credit Agreement among American Finance Group, Inc. and First Union National Bank of North Carolina, Bank of Montreal, dated as of December 2, 1997.

10.4 Second Amended and Restated Warehousing Credit Agreement among TEC AcquiSub, Inc. and First Union National Bank of North Carolina, Bank of Montreal, dated as of December 2, 1997.

10.5 Form of Employment contracts for executive officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.6 Rights Agreement, as amended, filed with Forms 8-K on March 12, 1989, August 12, 1991, and January 23, 1993, and incorporated herein by reference.

10.7 Directors' 1992 Nonqualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.8 Form of Company Nonqualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.9 Directors' 1995 Nonqualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on March 15, 1995.

10.10 PLM International, Inc. Mandatory Management Stock Bonus Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 1997.

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

10.15 Second Amendment to Warehousing Credit Agreement among American Finance Group Inc.; First Union National Bank of North Carolina; and Fleet Bank, N.A., dated as of October 3, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.16 Third Amendment to Amended and Restated Warehousing Credit Agreement among TEC AcquiSub, Inc.; First Union National Bank of North Carolina; and Fleet Bank, N.A., dated as of October 3, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.17 Third Amendment to Pooling and Servicing Agreement and Indenture of Trust among AFG Credit Corporation, American Finance Group, Inc., and Bankers Trust Company, dated as of October 14, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.18 Series 1997-1 Supplemental Indenture to Pooling and Servicing Agreement and Indenture of Trust among AFG Credit Corporation, American Finance Group, Inc., First Union Capital Markets Corp., and Bankers Trust Company, dated as of October 14, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.19 Note Purchase Agreement among AFG Credit Corporation, Variable Funding Capital Corporation, and First Union Capital Markets Corp., dated as of October 14, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.20 Third Amendment to Warehousing Credit Agreement among American Finance Group Inc. and First Union National Bank of North Carolina, dated as of November 3, 1997.

10.21        Fourth  Amendment  to  Amended  and  Restated   Warehousing  Credit
             Agreement among TEC AcquiSub, Inc. and First Union National Bank of North Carolina, dated as of November 3, 1997.

10.22 Assignment and assumption of $10,360,388 Notes Payable Agreement among American Finance Group, Inc. and Varilease Corporation, dated as of December 30, 1997.

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


Date:  February 23, 1998               PLM International, Inc.



                                       By:     /s/ Robert N. Tidball
                                               ---------------------------
                                               Robert N. Tidball
                                               Chairman, President, and
                                               Chief Executive Officer

                                       By:     /s/ J. Michael Allgood
                                               --------------------------
                                               J. Michael Allgood
                                               Vice President and
                                               Chief Financial Officer

                                       By:     /s/ Richard K Brock
                                               -------------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.



*                                                              February 23, 1998
--------------------------------------------    Director,
Douglas P. Goodrich                             Vice President


*                                               Director       February 23, 1998
--------------------------------------------
Robert L. Witt


*                                               Director       February 23, 1998
--------------------------------------------
Randall L.-W. Caudill


*                                               Director       February 23, 1998
--------------------------------------------
Harold R. Somerset


  * Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                 /s/ Susan C. Santo
                                                 ----------------------
                                                 Susan C. Santo
                                                 Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))




Description                                                         Page

Independent Auditors' Report                                         30

Consolidated Statements of Income for Years Ended
  December 31, 1997, 1996, and 1995                                  31

Consolidated Balance Sheets as of December 31, 1997 and 1996         32

Consolidated Statements of Changes in Shareholders' Equity
  for Years Ended December 31, 1997, 1996, and 1995                  33

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1997, 1996, and 1995                            34-35

Notes to Consolidated Financial Statements                           36-54





All schedules are omitted, since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP
--------------------------------
KPMG PEAT MARWICK LLP

SAN FRANCISCO, CALIFORNIA
FEBRUARY 23, 1998

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31,
               (in thousands of dollars, except per share amounts)




                                                                             1997             1996             1995
                                                                      ---------------------------------------------------
Revenues:
  Operating leases (Note 6)                                            $      15,777      $    18,180       $   23,919
  Finance lease income (Note 2)                                                8,685            4,186               --
  Management fees (Note 1)                                                    11,275           10,971           11,197
  Partnership interests and other fees (Note 1)                                1,306            3,811            4,978
  Acquisition and lease negotiation fees (Note 1)                              3,184            6,610            6,659
  Aircraft brokerage and services                                              2,466            2,903            5,022
  Gain on the sale or disposition of assets, net                               3,720            2,282            4,912
  Commissions (Note 1)                                                            --               --            1,322
  Other                                                                        3,252            2,602            2,064
                                                                      ---------------------------------------------------
    Total revenues                                                            49,665           51,545           60,073

Costs and expenses:
  Operations support (Notes 12 and 15)                                        16,633           21,595           26,001
  Depreciation and amortization (Note 1)                                       8,447           11,318            8,616
  General and administrative (Notes 12 and 15)                                 9,472            7,956           10,539
  Commissions (Note 1)                                                            --               --            1,416
                                                                      ---------------------------------------------------
    Total costs and expenses                                                  34,552           40,869           46,572
                                                                      ---------------------------------------------------

Operating income                                                              15,113           10,676           13,501

Interest expense                                                              (9,891)          (7,341)          (7,110 )
Interest income                                                                1,635            1,228            1,973
Other expenses, net                                                             (342)            (670)            (496 )
                                                                      ---------------------------------------------------
    Income before income taxes                                                 6,515            3,893            7,868

Provision for (benefit from) income taxes (Note 11)                            1,848             (202)           1,820
                                                                      ---------------------------------------------------

Net income to common shares                                            $       4,667      $     4,095       $    6,048
                                                                      ===================================================

Basic earnings per weighted-average common share
   outstanding                                                         $        0.51      $      0.41       $     0.52
                                                                      ===================================================

Fully diluted earnings per weighted-average common
   share outstanding                                                   $        0.50      $      0.40       $     0.51
                                                                      ===================================================
















                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,
                 (in thousands of dollars, except share amounts)


                                     ASSETS

                                                                                           1997             1996
                                                                                      -------------------------------


Cash and cash equivalents                                                               $       5,224       $    7,638

Receivables                                                                                     4,969            5,286

Receivables from affiliates (Note 4)                                                            5,007            6,019

Investment in direct finance leases, net (Note 2)                                             119,613           69,994
Loans receivable (Note 3)                                                                       5,861            5,718
Equity interest in affiliates (Note 4)                                                         26,442           30,407
Assets held for sale (Note 5)                                                                      --            6,222
Transportation equipment held for operating leases (Note 6)                                    50,252           66,546
  Less accumulated depreciation                                                               (26,981)         (41,750 )
                                                                                       ----------------------------------
                                                                                               23,271           24,796

Commercial and industrial equipment held for operating leases                                  23,268           15,930
  Less accumulated depreciation                                                                (4,816)          (2,302 )
                                                                                       ----------------------------------
                                                                                               18,452           13,628

Restricted cash and cash equivalents (Note 7)                                                  18,278           17,828
Other, net                                                                                      9,166           11,213
                                                                                       ----------------------------------
      Total assets                                                                      $     236,283       $  198,749
                                                                                       ==================================


            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

Liabilities:
  Short-term secured debt (Note 8)                                                      $      23,040       $   30,966
  Senior secured loan (Note 9)                                                                 20,588           25,000
  Senior secured notes (Note 9)                                                                23,843           18,000
  Other secured debt (Note 9)                                                                     413              618
  Nonrecourse debt (Note 10)                                                                   81,302           45,392
  Payables and other liabilities                                                               25,366           16,757
  Deferred income taxes (Note 11)                                                              14,860           15,334
                                                                                       ----------------------------------
    Total liabilities                                                                         189,412          152,067

Commitments and contingencies (Note 12)

Minority interest                                                                                 323              362

Shareholders' equity (Note 13):
  Common stock ($0.01 par value, 50,000,000
    shares authorized, 8,436,564 and 9,142,761 shares
    issued and outstanding as of December 31, 1997
    and 1996, respectively)                                                                       112              117
  Paid-in capital in excess of par                                                             74,650           77,778
  Treasury stock (3,598,283 and 3,453,630 shares at
    respective dates)                                                                         (13,435)         (12,382 )
                                                                                       ----------------------------------
                                                                                               61,327           65,513
  Accumulated deficit                                                                         (14,779)         (19,193 )
                                                                                       ----------------------------------
    Total shareholders' equity                                                                 46,548           46,320
                                                                                       ----------------------------------
      Total liabilities, minority interest, and shareholders' equity                    $     236,283       $  198,749
                                                                                       ==================================



See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996, and 1995
                            (in thousands of dollars)


                                                    Common Stock
                                     -------------------------------------------
                                                   Paid-in
                                                  Capital in                                              Total
                                         At         Excess          Treasury        Accumulated      Shareholders'
                                        Par         of Par            Stock           Deficit            Equity
                                     --------------------------------------------------------------------------------

Balances, December 31, 1994            $ 117      $  77,699       $   (2,831)      $  (29,290)            $45,695
Net income                                                                              6,048               6,048
Common stock repurchases                                              (3,100)                              (3,100)
Exercise of stock options                                44                                                    44
Translation loss                                                                          (67)                (67)
                                      -----------------------------------------------------------------------------
  Balances, December 31, 1995            117         77,743           (5,931)         (23,309)             48,620

Net income                                                                              4,095               4,095
Common stock repurchases                                              (6,451)                              (6,451)
Exercise of stock options                                35                                                    35
Translation gain                                                                           21                  21
                                      -----------------------------------------------------------------------------
  Balances, December 31, 1996            117         77,778          (12,382)         (19,193)             46,320

Net income                                                                              4,667               4,667
Common stock repurchases                  (5)        (3,128)          (1,268)                              (4,401)
Reissuance of treasury stock, net                                        215              (38)                177
Redemption of shareholder rights                                                          (92)                (92)
Translation loss                                                                         (123)               (123)
                                      -----------------------------------------------------------------------------
  Balances, December 31, 1997          $ 112      $  74,650       $  (13,435)      $  (14,779)            $46,548
                                      =============================================================================





























       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)

                                                                           1997            1996           1995
                                                                       -------------------------------------------
Operating activities:
  Net income                                                           $       4,667      $    4,095     $    6,048
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                              8,447          11,318          8,616
    Foreign currency translations                                               (123)             21            (67)
    Deferred income tax benefit                                                 (474)           (141)          (672)
    Gain on the sale or disposition of assets, net                            (3,720)         (2,282)        (4,912)
    Undistributed residual value interests                                     1,052            (846)          (445)
    Minority interest in net loss of subsidiaries                                (39)             (1)           (37)
    Increase in payables and other liabilities                                 3,459           2,881          2,839
    Decrease (increase) in receivables and receivables
      from affiliates                                                          1,516           4,001         (1,825)
    Amortization of organization and offering costs                            2,913           2,977          1,087
    Decrease (increase) in other assets                                          474             151         (1,807)
                                                                       ----------------------------------------------
        Net cash provided by operating activities                             18,172          22,174          8,825
                                                                       ----------------------------------------------

Investing activities:
  Additional investments in affiliates                                            --          (4,972)       (10,477)
  Purchase of residual option                                                     --              --           (200)
  Principal payments received on finance leases                               17,705           5,746             --
  Principal payments received on loans                                         2,020              --             --
  Investment in direct finance leases                                       (103,592)        (99,113)            --
  Investment in loans receivable                                              (2,163)         (5,718)            --
  Purchase of transportation equipment                                       (34,564)         (8,037)       (45,930)
  Purchase of commercial and industrial equipment held
    for operating lease                                                      (18,915)        (46,660)            --
  Proceeds from the sale of transportation equipment for lease                12,318          17,409         11,998
  Proceeds from the sale of assets held for sale                              25,857           2,052         55,362
  Proceeds from the sale of commercial and industrial
    equipment on finance lease                                                44,709          21,621             --
  Proceeds from the sale of commercial and industrial
    equipment on operating lease                                              11,772          30,270             --
  Proceeds from the sale of leveraged leased assets                               --              --          4,530
  Proceeds from the disposition of residual options and
    other investments                                                             --              --          2,059
  Sale of  investment in subsidiary                                               --             372             --
  Increase in restricted cash and cash equivalents                              (450)         (7,207)        (9,212)
                                                                       ----------------------------------------------
        Net cash (used in) provided by investing activities                  (45,303)        (94,237)         8,130
                                                                       ----------------------------------------------

                                                                    (continued)









                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)
(continued)

                                                                          1997              1996           1995
                                                                     -----------------------------------------------
Financing activities:
  Borrowings of short-term secured debt                                $      106,547      $   109,254      $    18,620
  Repayment of short-term secured debt                                       (114,473)         (78,288 )        (25,024)
  Repayment of senior secured loan                                             (4,412)              --               --
  Proceeds from other secured debt                                                 --               90              779
  Repayment of other secured debt                                                (205)            (595 )            (69)
  Borrowings under senior secured notes                                         9,000           18,000               --
  Repayment of senior secured notes                                            (3,157)         (10,000 )             --
  Borrowings of nonrecourse debt                                              121,716           56,024               --
  Repayment of nonrecourse debt                                               (85,806)         (10,632 )             --
  Repayment of subordinated debt                                                   --          (11,500 )        (11,500)
  Payments received from ESOP trustee                                              --               --              928
  Purchase of stock                                                            (4,401)          (6,451 )         (3,100)
  Redemption of shareholder rights                                                (92)              --               --
  Proceeds from exercise of stock options                                          --               35               44
                                                                      -----------------------------------------------------
        Net cash provided by (used in) financing activities                    24,717           65,937          (19,322)
                                                                      -----------------------------------------------------

Net decrease in cash and cash equivalents                                      (2,414)          (6,126 )         (2,367)
Cash and cash equivalents at beginning of year                                  7,638           13,764           16,131
                                                                      -----------------------------------------------------
Cash and cash equivalents at end of year                               $        5,224      $     7,638      $    13,764
                                                                      =====================================================

Supplementary schedule - net cash paid for:
Interest                                                               $        9,395      $     6,516      $     6,371
                                                                      =====================================================

Income taxes                                                           $        1,119      $     1,292      $       603
                                                                      =====================================================



                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements contain all necessary adjustments, consisting primarily of normal recurring accruals, to present fairly the results of operations, financial position, changes in shareholders' equity, and cash flows of PLM International, Inc. and its wholly- and majority-owned subsidiaries (PLM International or the Company or PLMI). PLM International and its consolidated group began operations on February 1, 1988. All intercompany transactions among the consolidated group have been eliminated.

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

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Leasing Operations

PLM International's leasing operations generally consist of operating and direct finance leases on a variety of equipment types, primarily trailers and computer, communications, and materials-handling equipment. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term.

Under the direct finance lease method of accounting, the leased asset is recorded as an investment in direct finance leases and represents the minimum net lease payments receivable plus the unguaranteed residual value of the equipment, less unearned income. Rental payments, including principal and interest on the lease, reduce the investment each month and the interest is recorded as revenue over the lease term.

Equipment

Transportation equipment held for operating leases is stated at the lower of depreciated cost or estimated fair value less cost to sell. Depreciation is computed on the straight-line method down to its estimated salvage value, utilizing the following estimated useful lives (in years): trailers, 8 to 18; aircraft, 8 to 20; marine containers, 10 to 15; railcars, 15 to 18; and storage equipment, 15. Commercial and industrial equipment are depreciated over the lease term, generally ranging from 1 to 7 years. Salvage values for transportation equipment are generally 15% of original equipment cost. Salvage values for commercial and industrial equipment vary according to the type of equipment.

In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are lower than the carrying value of the equipment, the loss on revaluation is recorded as a reduction in the gain on the sale or disposition of assets, net ($0.2 million in 1997, $0.7 million in 1996, and $1.2 million in 1995). The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of depreciated cost or estimated fair value less cost to sell.

Except for trailers operating out of the Company's short-term rental yards, maintenance costs are usually the obligation of the lessee. If not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines and frames, escrow accounts are generally prefunded by the lessees. The escrow accounts are included in the consolidated balance sheet as cash and cash equivalents or restricted cash and other liabilities. Repair and maintenance expenses were $2.7 million, $3.0 million, and $3.5 million for 1997, 1996, and 1995, respectively.

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

Management   fees  are  earned  for  managing  the  equipment   portfolios   and
administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, the Company was generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program for which PLM Financial Services, Inc. (FSI) is the general partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

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

In accordance with certain investment program and partnership agreements, the Company received reimbursement for organization and offering costs incurred during the offering period. The reimbursement was generally between 1.5% and 3% of the equity raised. The investment program reimbursed the Company ratably over the offering period of the investment program based on the equity raised. In the event organizational and offering costs incurred by the Company, as defined by the partnership agreement, exceeded amounts allowed, the excess costs were capitalized as an additional investment in the related partnership and are being amortized until the projected start of the liquidation phase of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC (Fund I), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to the Company for the organization and syndication of interests, the acquisition of equipment, the placement of debt, or the negotiation of leases in Fund I. The Company funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I.

The Company is amortizing its investment in Fund I over eight years. In return for its investment, the Company is generally entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The Company is entitled to monthly fees for equipment management services and reimbursement for providing certain accounting and administrative services.

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

Residual Interests

The Company has residual interests in equipment owned by the managed programs, which are recorded as equity interest in affiliates. Residual interests in equipment on finance leases are recorded as investment in direct finance leases, net. As required by FASB Technical Bulletin 1986SYMBOL 45 \f "Symbol" \s 102, the discount on the Company's residual value interests in the equipment owned by the managed programs is not accreted over the holding period. The Company reviews the carrying value of its residual interests at least annually in relation to expected future market values for the underlying equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts.

Earnings Per Weighted-Average Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic and fully diluted earnings per share on the face of the income statement, effective December 15, 1997. The principal difference between primary earnings per share and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Basic earnings per common share is computed by dividing net income to common shares by the weighted-average number of shares outstanding during the period. The computation of fully diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares. The statement required restatement of all prior periods presented. Basic and fully diluted earnings per share are presented below for the years ended December 31:

                                                                                     1997              1996              1995
                                                                            ------------------------------------------------
                                                                            (in thousands of dollars, except per share data)

Basic:
    Net income                                                          $      4,667          $    4,095           $    6,048
    Weighted-average number of common shares outstanding                       9,081              10,032               11,576
      Basic earnings per common share                                   $       0.51          $     0.41           $     0.52

Fully diluted:
    Net income                                                          $      4,667          $    4,095           $    6,048
  Shares:
    Weighted-average number of common shares outstanding                       9,081              10,032               11,576
    Potentially dilutive common shares                                           227                 166                  186
      Total shares                                                             9,308              10,198               11,762
      Fully diluted earnings per weighted-average common share          $       0.50          $     0.40           $     0.51


Income Taxes

The Company recognizes income tax expense using the liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain reserves for financial statement and income tax reporting purposes.

Intangibles

Intangibles are included in other assets on the balance sheet and consist primarily of goodwill related to acquisitions and loan fees. Goodwill is being amortized over 8 to 15 years from the acquisition date. The Company annually reviews the valuation of goodwill based on projected future cash flows. Loan fees are amortized over the life of the related loan.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less as cash equivalents.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current year's presentation.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow, or financial position.

Interest-Rate Swap Agreements

The Company has entered into interest-rate swap agreements to hedge its interest-rate exposure on its nonrecourse debt facility obligation. The terms of the swap agreements correspond to the hedged debt. The differential to be paid or received under the swap agreement is charged or credited to interest expense.

2.  FINANCING TRANSACTION ACTIVITIES

American Finance Group, Inc. (AFG), a wholly-owned subsidiary, originates and manages lease and loan transactions on new commercial and industrial equipment that are financed by nonrecourse debt, for the Company's own account, or sold to institutional leasing investment programs or other investors. Periodically, the Company uses its short-term loan facility to finance the acquisition of the assets, subject to these leases, prior to sale or permanent financing by nonrecourse debt. The majority of these leases is accounted for as direct finance leases, while some transactions qualify as operating leases and loans. During 1997, the Company funded $103.6 million in equipment that was placed on finance lease. Also during 1997, the Company sold equipment on finance lease with an original cost of $46.5 million, resulting in net gains of $1.8 million. During 1996, the Company funded $99.1 million in equipment that was placed on finance lease. Also during 1996, the Company sold equipment on finance lease with an original cost of $22.5 million, resulting in net gains of $0.5 million.

The following lists the components of the investment in direct finance leases, net, as of December 31 (in thousands of dollars):

                                                                        1997             1996
                                                                  --------------- ----------------

Total minimum lease payments receivable                            $     122,508   $       73,434
Estimated unguaranteed residual values
  of leased properties                                                    20,328           11,541
                                                                  --------------- ----------------
                                                                         142,836           84,975
Less unearned income                                                     (23,223)         (14,981)
                                                                  --------------- ----------------
  Investment in direct finance leases, net                         $     119,613   $       69,994
                                                                  =============== ================

2.  FINANCING TRANSACTION ACTIVITIES (continued)

                            Schedule of Minimum Lease
                            Payments (in thousands of
                                    dollars):

1998                                                    $        37,772
1999                                                             33,614
2000                                                             26,632
2001                                                             16,633
2002                                                              7,736
Thereafter                                                          121
                                                        ---------------
Total minimum lease payments receivable                 $       122,508
                                                        ===============

3.  LOANS RECEIVABLE

As of December 31, 1997, the Company had loans receivable outstanding with three customers, totaling $5.9 million and with interest rates ranging from 8.70% to 10.81%, secured by commercial and industrial equipment. Future payments receivable on the notes as of December 31, 1997 are as follows (in thousands of dollars):

1998                              $      2,824
1999                                     2,816
2000                                       221
                                  ------------
Total loans receivable            $      5,861
                                  ============

As of December 31, 1997, the Company estimates, based on recent transactions, that the fair market value of the $5.9 million loans receivable is $5.9 million.

4.  EQUITY INTEREST IN AFFILIATES

FSI, a wholly-owned subsidiary of the Company, is the general partner in 23 limited partnerships and generally holds an equity interest in each ranging from 1% to 5%. Net earnings and distributions of the partnerships are generally allocated 99% to the limited partners and 1% to the general partner, except for EGFs II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII), which are allocated 95% to the limited partners and 5% to the general partner.

As the manager of Fund I, FSI is entitled to a 15% interest in its cash distributions and earnings, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

Summarized   combined   financial   data  for   these   affiliates,   reflecting
straight-line  depreciation,   is  as  follows  (in  thousands  of  dollars  and
unaudited):


                                                                                             1997            1996
                                                                                       -----------------------------
Financial position as of December 31:

  Cash and other assets                                                                  $    87,205      $    55,681
  Transportation equipment and other assets,
    net of accumulated depreciation of $186,295
    in 1997 and $248,668 in 1996                                                             585,762          700,304
                                                                                       ---------------------------------
      Total assets                                                                           672,967          755,985

  Less liabilities, primarily long-term financings                                           196,464          215,974
                                                                                       ---------------------------------
        Partners' equity                                                                 $   476,503      $   540,011
                                                                                       =================================

PLM International's share thereof, which amounts are recorded as equity interest in affiliates:
  Equity interest                                                                        $    14,578      $    17,426
  Estimated residual value interests in equipment                                             11,864           12,981
                                                                                       ---------------------------------
        Equity interest in affiliates                                                    $    26,442      $    30,407
                                                                                       =================================



                                                                           1997            1996            1995
                                                                       --------------------------------------------
Operating results for the years ended December 31:
    Revenue from equipment leases and other                             $     184,940      $    198,226      $    201,401
    Equipment depreciation                                                    (54,634)          (52,653)         (100,652)
    Other costs and expenses                                                  (69,795)          (60,768)          (88,944)
    Reduction in carrying value of certain assets                                  --                --            (1,084)
                                                                       -----------------------------------------------------
        Net income before provision for income taxes                    $      60,511      $     84,805      $     10,721
                                                                       =====================================================
   PLM International's share of partnership interests
        and other fees (net of related expenses)                        $       1,306      $      3,811      $      4,978
                                                                       =====================================================
        Distributions received                                          $       5,818      $      5,565      $      4,590
                                                                       =====================================================


Most of the limited partnership agreements contain provisions for special allocations of the partnerships' gross income.

While none of the partners, including the general partner, are liable for partnership borrowings, and while the general partner maintains insurance against liability for bodily injury, death, and property damage for which a partnership may be liable, the general partner may be contingently liable for nondebt claims against the partnership that exceed asset values.

5.  ASSETS HELD FOR SALE

As of December 31, 1997, the Company had no assets held for sale. As of December 31, 1996, assets held for sale included a 25.5% interest in a mobile offshore drilling unit (rig), with a net book value of $5.1 million, that was sold to an affiliated program at its original cost in March 1997. Also as of December 31, 1996, two commuter aircraft with a combined net book value of $1.1 million were held for sale. The two commuter aircraft were sold in February 1997 for their approximate net book value to an unaffiliated third party.

During 1997, the Company purchased a mobile offshore drilling unit for $10.5 million and a 47.5% interest in an entity that owns a marine vessel for $9.1 million. This equipment was sold to affiliated programs at cost.

6.   EQUIPMENT HELD FOR OPERATING LEASES

Equipment, at cost, held for operating lease as of December 31, 1997, is represented by the following types (in thousands of dollars):

Trailers                                   $     48,716            66 %
Commercial and industrial equipment              23,268            32 %
Aircraft and aircraft engine                      1,536             2 %


During 1997, the Company funded $18.9 million in commercial and industrial equipment, which was placed on operating lease. During 1997, the Company sold commercial and industrial equipment that was on operating lease with an original cost of $11.8 million, for a net gain of $0.2 million. During 1996, the Company funded $46.0 million in commercial and industrial equipment, which was placed on operating lease. During 1996, the Company sold commercial and industrial equipment that was on operating lease with an original cost of $30.7 million, for a net gain of $0.4 million.

During 1997, the Company purchased two commercial aircraft for $5.0 million and trailers for $9.1 million. The aircraft were subsequently sold to an unaffiliated third party for a net gain of $0.8 million. Other transportation equipment was sold for net gains of $1.1 million during 1997.

Periodically, the Company purchases groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease are purchased by affiliated programs. The Company generally assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During 1996, the Company realized $0.7 million of gains from the sale of 69 railcars to an unaffiliated third party. These railcars were originally purchased by the Company in 1994 as part of a group of assets that had been allocated to EGFs IV, VI, and VII, Fund I, and the Company. During 1995, the Company realized $1.3 million in gains on sales of railcars and aircraft to unaffiliated third parties. This equipment was purchased by the Company in 1994 and 1995 as part of a group of assets that had been allocated to EGFs IV, V, VI, and VII, Fund I, and the Company.

Future minimum rentals receivable under noncancelable leases as of December 31, 1997 are approximately $5.8 million in 1998, $3.9 million in 1999, $2.5 million in 2000, $1.3 million in 2001, and $1.0 million in 2002. In addition, per diem and contingent rentals consisting of utilization rate lease payments included in revenue amounted to approximately $8.5 million in 1997, $9.3 million in 1996, and $13.0 million in 1995. As of December 31, 1997, the Company had committed all of its trailer equipment to rental yard and per diem operations. Certain equipment owned by the Company is leased and operated internationally.

7.  RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions as per lease or loan agreements. The Company's senior loan agreement requires proceeds from the sale of pledged assets to be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 9). The Company's senior notes require all management fees, acquisition and lease negotiation fees, data processing fees, and certain partnership distributions to be deposited into a collateral bank account, to the extent required to meet certain debt requirements or to reduce the outstanding note balance (refer to
Note 9). Management fees can be withdrawn from the account monthly if the collateral account amount is at certain defined levels. All of the cash is released quarterly when the principal and interest payment is made. The Company's nonrecourse debt facility requires all payments on pledged lease receivables to be deposited into a restricted cash account. Principal, interest, and related fees are paid monthly in arrears from this account. Cash remaining after these payments may be released subject to certain debt covenant limitations (refer to Note 10).

8.  SHORT-TERM SECURED DEBT

The Company maintains a warehousing line of credit to be used to acquire assets on an interim basis for placement with affiliated programs, for placement in the Company's nonrecourse debt facility, or for sale to unaffiliated third parties.

The Company amended this facility during 1997 to extend the availability of the facility until November 2, 1998. This facility, which is shared by EGFs V, VI, and VII, and Fund I, allows the Company to purchase equipment prior to its designation to a specific program or partnership or prior to having raised sufficient capital to purchase the equipment. This facility provides 80% financing for transportation assets of the Company and up to 100% financing for transportation assets of the EGFs. The facility provides for 100% of the present value of the lease stream plus 100% of the allocated residual amount of commercial and industrial equipment, up to 90% of original equipment cost of the assets, and 100% of the allocated residual amount of all master trust pooled equipment for nonrecourse assets, if the Company is the borrower and working capital is used for the nonfinanced costs of these acquisitions. The Company can hold transportation assets under this facility for up to 150 days.

Assets to be transferred to the nonrecourse debt facility can be held under this facility until the facility's expiration. Interest accrues at Prime or LIBOR plus 162.5 basis points, at the option of the borrower at the time of the advance under the facility. The weighted-average interest rates on the Company's short-term secured debt were 7.61% and 7.78% for 1997 and 1996, respectively. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of December 31, 1997, the Company had $23.0 million in borrowings on this facility. There were no other borrowings on this facility as of December 31, 1997. As of December 31, 1996, the Company had $31.0 million in borrowings on this facility, and EGFs V, VI, and VII had $2.5 million, $1.3 million, and $2.0 million in borrowings, respectively.

SHORT-TERM SECURED DEBT (continued)

As of December 31, 1997, the Company believes that the fair market value of the $23.0 million short-term secured debt approximates the outstanding balance due to the floating rate of interest.

9.  LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following as of December 31 (in thousands of dollars):

                                                                                           1997                 1996
                                                                                      -----------------------------------
Senior secured loan:
  Institutional  debt,  bearing  interest  at  9.78%,  interest  due  quarterly, principal  payments due quarterly  beginning  June 30, 1997 through June 30,
    2001,  secured by substantially all of the Company's  transportation-related equipment assets and associated leases, except the assets used as collateral
    for other secured debt and cash in a cash collateral account                          $    20,588          $  25,000

Senior secured notes:

  Institutional notes, bearing interest at LIBOR plus 2.40% per annum (8.34% and
    7.90%  as of  December  31,  1997  and  1996,  respectively),  interest  due quarterly,  principal  payments due  quarterly  beginning  November 15, 1997 through August 15, 2002,  secured by management fees,  acquisition and lease
    negotiation   fees,   data   processing   fees,   and  certain   partnership
    distributions,
    and cash in a cash collateral account                                                      23,843             18,000

Other secured debt:
  Notes payable,  bearing interest from 10.75% to 12.37%, due in varying monthly principal and interest  installments through 2001, secured by equipment with a net book value
    of approximately $438,000 as of December 31, 1997                                             413                618
                                                                                        -----------------------------------

        Total secured debt                                                                $    44,844          $  43,618
                                                                                        ===================================

During 1997, the Company prepaid $1.9 million of the senior secured notes.

The senior secured loan facility provides that equipment sale proceeds from collateralized equipment or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of December 31, 1997, the cash collateral balance was $12.7 million.

The institutional debt agreements contain financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met as of December 31, 1997. In addition, there are restrictions on payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows, as defined.

Scheduled principal payments on long-term secured debt are (in thousands of dollars):

1998               $    11,025
1999                    11,187
2000                    10,906
2001                     7,961
2002                     3,765
                  -------------
Total              $    44,844
                  =============

As of December 31, 1997, the Company estimates, based on recent transactions, that the fair market value of the $20.6 million fixed-rate 9.78% long-term senior debt is $20.9 million. As of December 31, 1997, the Company believes that the fair market value of the $23.8 million senior secured notes approximates the outstanding balance due to the floating rate of interest.

10. NONRECOURSE DEBT

The Company has available a nonrecourse debt facility to be used to acquire assets on a nonrecourse basis, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. The Company amended this facility on October 14, 1997, increasing the facility from $80.0 million to $125.0 million and extending the availability of the facility until October 13, 1998. Repayment of the facility matches the terms of the underlying leases. The nonrecourse debt bears interest equivalent to the lender's cost of funds based on commercial paper market rates for the determined period of borrowing (7.27% and 7.23% as of December 31, 1997 and 1996, respectively). As of December 31, 1997 and 1996, there were $71.3 million and $45.4 million in borrowings under this facility, respectively.

The Company also has $10.0 million in nonrecourse notes payable bearing interest at 9.16% per annum. Principal and interest on the notes are due monthly beginning November 1, 1997 through October 1, 2001. The notes are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

Scheduled principal payments on long-term nonrecourse debt are (in thousands of dollars):

1998               $    28,944
1999                    25,606
2000                    16,301
2001                     8,904
2002                     1,481
Thereafter                  66
                  -------------
Total              $    81,302
                  =============

As of December 31, 1997, the Company believes that the fair market value of the $71.3 million debt on the nonrecourse debt facility approximates the outstanding balance due to the floating rate of interest. As of December 31, 1997, the Company believes that the fair market value of the $10.0 million fixed-rate 9.16% nonrecourse notes payable is $10.4 million.

11.  INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands of dollars):

                                  1997                                                               1996

           -----------------------------------------------------            ----------------------------------------------------
             Federal          State      Foreign       Total                    Federal         State        Foreign     Total


Current     $     2,255   $        64    $       3  $ 2,322                  $     (262)      $      64   $      155   $        (43)
Deferred           (349)         (125)          --    (474)                         470            (629)          --           (159)
           -----------------------------------------------------            --------------------------------------------------------
            $     1,906   $       (61)   $      3   $ 1,848                  $      208       $    (565)   $     155   $       (202)
           =====================================================            ========================================================


                                       1995
            ------------------------------------------------------------
               Federal        State         Foreign        Total
            ------------------------------------------------------------
Current      $     2,406     $        60      $     26   $       2,492
Deferred            (941)            269            --            (672)
            ------------------------------------------------------------
             $     1,465     $       329      $     26   $       1,820
            ============================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed. Accordingly, the variances in classification, if any, from the amounts previously reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:


                                                                                  1997            1996            1995
                                                                                ----------------------------------------
Federal statutory tax expense rate                                                   34%              34 %              34%
State income tax                                                                     --                1                 3
Effect of foreign operations at lower rate                                           (2)             (20)               (4)
Reversal of excess accrual                                                           --              (19)               --
Tax adjustment related to ESOP termination                                           --               (6)              (10)
Abandonment of identifiable intangibles                                              (5)              --                --
Other                                                                                 1                5                --
                                                                               ------------------------------------------------
  Effective tax expense (benefit) rate                                               28%              (5 )%             23%
                                                                               ================================================

Net operating loss carryforwards for federal income tax purposes amounted to $1.0 million and $0 as of December 31, 1997 and 1996, respectively. Alternative minimum tax credit carryforwards as of December 31, 1997 are $9.2 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):

                                                                                            1997              1996
                                                                                        ------------------------------
Deferred tax assets:
  Tax credit carryforwards                                                               $     9,224          $    6,946
  Net operating loss carryforwards                                                               949                 236
  Federal benefit of state taxes                                                               1,087                 620
    Total deferred tax assets                                                                 11,260               7,802
                                                                                         ---------------------------------

Deferred tax liabilities:
  Equipment, principally differences in depreciation                                          17,433              12,420
  Partnership interests                                                                        5,343               7,495
  Other                                                                                        3,344               3,221
                                                                                         ---------------------------------
    Total deferred tax liabilities                                                            26,120              23,136
                                                                                         ---------------------------------

        Net deferred tax liabilities                                                     $    14,860          $   15,334
                                                                                         =================================

Management has reviewed all established tax interpretations of items reflected in its consolidated tax returns and believes that these interpretations do not require valuation allowances as described in SFAS No. 109. As of December 31, 1997, the deferred taxes not provided on cumulative earnings of consolidated foreign subsidiaries that are designated as permanently invested were approximately $2.0 million.

12. COMMITMENTS AND CONTINGENCIES

Litigation

In November 1995, a former employee of PLM International filed and served a first amended complaint (the complaint) in the United States District Court for the Northern District of California (Case No. C-95-2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (ESOP), the ESOP's trustee, and certain individual employees, officers, and directors of the Company. The complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP, and for defendants' allegedly engaging in prohibited transactions and interfering with plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, PLMI and other defendants filed a motion to dismiss the complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing under ERISA. The motion was granted and on May 30, 1996, the district court entered a judgment dismissing the complaint for lack of subject matter jurisdiction. Plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit seeking a reversal of the district court's dismissal of his ERISA claims, and in an opinion filed on October 23, 1997, the Ninth Circuit reversed the decision of the district court and remanded the case to the district court for further proceedings. PLMI filed a petition for rehearing on November 6, 1997, which was denied on November 20, 1997. The Ninth Circuit mandate was filed in the district court on December 1, 1997.

On January 12, 1998, plaintiff filed with the district court an expedited motion for leave to file a second amended complaint in order to bring the fourth, fifth, and sixth claims for relief as a class action on behalf of himself and all similarly situated people. These claims allege that PLMI and the other defendants breached their fiduciary duties and entered into prohibited transactions in connection with the termination of the ESOP and by causing the ESOP to sell or exchange the preferred shares held for the benefit of the ESOP participants for less than their fair market value. The district court granted the motion on February 9, 1998 and set a trial date of March 20, 1999. The defendants are required to respond to the second amended complaint on or before February 26, 1998. The Company does not believe the claims have any merit and plans to continue to defend this matter vigorously.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund
VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the NASD rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnerships. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

The Company is involved as plaintiff or defendant in various legal actions incident to its business. Management does not believe that any of these existing actions will be material to the financial condition or, based on historical trends, to the results of operations of the Company.

Lease Agreements

The Company and its subsidiaries have entered into operating leases for office space and rental yard operations. The Company's total net rent expense was $2.1 million, $2.4 million, and $2.5 million in 1997, 1996, and 1995, respectively. The portion of rent expense related to its principal office, net of sublease income of $431,000 and $38,000 in 1997 and 1996, respectively, was $0.9 million, $1.3 million, and $1.3 million in 1997, 1996, and 1995, respectively. The remaining rent expense was related to other office space and rental yard operations.

Annual lease commitments for all of the Company's locations total $2.6 million in 1998, $2.3 million in 1999, $2.1 million in 2000, $0.9 million in 2001, and $0.1 million in 2002.

Purchase Commitments

As of December 31, 1997, the Company had committed to purchase $153.8 million of equipment for its commercial and industrial equipment lease portfolio. This includes equipment that will be held by the Company and equipment that will be sold to the institutional investment programs or third parties.

From January 1, 1998 through February 23, 1998, the Company funded $9.8 million of commitments outstanding for its commercial and industrial lease portfolio as of December 31, 1997 and entered into new commitments for $29.6 million.

Letter of Credit

As of December 31, 1997, the Company had a $327,000 open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% equity interest. The Company intends to renew this letter of credit in the first quarter of 1998.

Other

The Company provides employment contracts to certain officers that provide for certain payments in the event of a change of control and termination of employment.

The Company has agreed to provide supplemental retirement benefits to 10 current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement, as adjusted for length of participation. Expenses for these arrangements were $359,000 for 1997, $218,000 for 1996, and $316,000 for 1995. As of December 1997, the total estimated future obligation relating to the current participants is $3.1 million, including vested benefits of $1.7 million. In connection with these arrangements, whole-life insurance contracts were purchased on the participants. Insurance premiums of $250,000, $250,000, and $247,000 were paid during 1997, 1996, and
1995, respectively. Additionally, the Company has recorded $1.1 million in cash surrender values relating to these contracts as of December 31, 1997 that are included in other assets.

13.  SHAREHOLDERS' EQUITY

Common Stock

In February 1995, the Company announced that its Board of Directors had authorized the repurchase of up to $0.5 million of the Company's common stock. The shares could be purchased in the open market or through private transactions using working capital and existing cash reserves. Shares repurchased could be used for corporate purposes, including option plans, or they could be retired. The Company purchased 146,977 shares under this program for $0.5 million, completing the repurchase in 1995.

In November 1995, the Company authorized the repurchase of up to $5.0 million of the Company's common stock and, pursuant to such authorization, in 1995 the Company repurchased 630,700 shares in private transactions for $2.2 million.

During 1996, the Company repurchased 1.7 million shares of its common stock for $6.5 million. The repurchases completed the $5.0 million common stock repurchase program announced in November 1995, as well as an additional repurchase of $3.7 million authorized by the Company's Board of Directors in July 1996.

In March 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1997, 766,200 shares had been repurchased under this plan, for a total of $4.4 million.

In November 1997, the Company's stockholders approved a proposal to amend Article Fourth of the Company's Certificate of Incorporation to effect a 1-for-200 reverse stock split followed by a 200-for-1 forward stock split. As a result of the stock splits, the number of shares outstanding was reduced by 561,544 shares. The Company is repurchasing these shares at $5.58 per share when the stock certificates are tendered to the Company's transfer agent.

The following table summarizes changes in common stock during 1996 and 1997:


                                                                          Issued                                 Outstanding
                                                                          Common              Treasury              Common
                                                                           Shares              Shares               Shares
                                                                     -------------------------------------------------------

Shares as of December 31, 1995                                               12,586,391           1,753,230      10,833,161
Stock options exercised                                                          10,000                  --          10,000
Stock repurchased                                                                    --           1,700,400      (1,700,400)
                                                                        -----------------------------------------------------------
Shares as of December 31, 1996                                               12,596,391           3,453,630       9,142,761
Reissuance of treasury stock, net                                                    --             (60,003 )        60,003
Stock repurchased                                                              (561,544)            204,656        (766,200)
                                                                        -----------------------------------------------------------
Shares as of December 31, 1997                                               12,034,847           3,598,283       8,436,564
                                                                        ===========================================================


Preferred Stock

PLM International has authorized 10,000,000 shares of preferred stock at $0.01 par value, none of which were outstanding as of December 31, 1997 or December 31, 1996.

Stock Option Plans

As of December 31, 1997, the Company had the stock option plans described below.

The granting of nonqualified stock options to key employees and directors is provided for in plans that reserve up to 780,000 shares of the Company's common stock. The price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of granting. All options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of granting. Vesting of options granted generally occurs in three equal installments of 33.3% per year, initiating from the date of the grant.

Stock option transactions during 1997, 1996, and 1995 are summarized as follows:


                                                                                          Number of             Average
                                                                                          Options/            Option Price
                                                                                           Shares              Per Share
                                                                                        ------------------------------------


Balance, December 31, 1994                                                                    607,295              $  2.18
Granted                                                                                        50,000                 2.78
Canceled                                                                                      (37,834 )               2.00
Exercised                                                                                     (15,661 )               2.00
                                                                                        ----------------------------------------
Balance, December 31, 1995                                                                    603,800              $  2.24
Granted                                                                                       246,000                 3.16
Canceled                                                                                     (153,000 )               2.07
Exercised                                                                                     (10,000 )               2.00
                                                                                        ----------------------------------------
Balance, December 31, 1996                                                                    686,800              $  2.61
Granted                                                                                        40,000                 3.31
Canceled                                                                                     (252,244 )               2.72
                                                                                        ----------------------------------------
Balance, December 31, 1997                                                                    474,556              $  2.62
                                                                                        ========================================



As of December 31, 1997, 1996, and 1995,  respectively,  343,037,  381,633,  and
484,547 of these options were exercisable.

The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

Options outstanding:
  Range of exercise prices                                         $2.00-3.50
  Number outstanding, December 31, 1997                               474,556
  Weighted-average exercise price                                       $2.62

Options exercisable:
  Number exercisable, December 31, 1997                               343,037
  Weighted-average exercise price                                       $2.45

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The fair value of each option grant is estimated on the date of grant using an option-pricing model that computes the value of employee stock options consistent with FASB Statement No.123. The following weighted-average assumptions were used for grants in 1997, 1996, and 1995, respectively: no dividend yield, expected lives of 3 years for the management plan and 8 years for the director plan options, shorter-term adjustment of 6 years, and expected volatility of 30% for all years; and risk-free interest rates of 5.575%, 5.53% and 5.53%. The weighted-average fair market value per share of options granted during 1997, 1996, and 1995 was $1.38, $1.10, and $0.93, respectively. Had compensation expense for the Company's stock-based compensation plans been recorded consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands of dollars):


                                                              1997              1996             1995
                                                         -----------------------------------------------
Net income                              As reported      $      4,667       $    4,095        $    6,048
                                        Pro forma               4,562            3,997             6,027

Basic earnings per share                As reported              0.51             0.41              0.52
                                        Pro forma                0.50             0.40              0.52

Fully diluted earnings per share        As reported              0.50             0.40              0.51
                                        Pro forma                0.49             0.39              0.51


Shareholder Rights

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

14.   PROFIT SHARING AND 401(k) PLAN

The Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan) effective as of February 1996. The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to essentially all full-time employees of the Company in the United States. In 1997, employees who participated in the 401(k) Plan could elect to defer and contribute to the trust established under the 401(k) Plan up to 9% of pretax salary or wages up to $9,600. The Company matched up to a maximum of $4,000 of employees' 401(k) contributions in 1997 and 1996 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions were $313,000 and $348,000 for 1997 and 1996, respectively.

During 1996 and 1997, the Company accrued discretionary profit-sharing contributions equal to $100,000 plus approximately 2% of pretax profit. Profit-sharing contributions are allocated equally among the number of eligible Plan participants. The Company's total profit-sharing contributions were $244,000 and $162,000 for 1997 and 1996, respectively.

15.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Note 1), the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaling $6.4 million, $6.2 million, and $6.9 million in 1997, 1996, and 1995, respectively, have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid under normal business terms.

16.  RISK MANAGEMENT

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables from loans, leases, and affiliated entities.

The Company places its temporary cash investments with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease and loan receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic areas. The Company's involvement with management of the receivables from affiliated entities limits the amount of credit exposure from affiliated entities.

As of December 31, 1997 and 1996, management believes the Company had no significant concentrations of credit risk.

Interest-Rate Risk Management

The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse debt. As of December 31, 1997, the swap agreements had remaining terms averaging 2.5 years, corresponding to the terms of the related debt. As of December 31, 1997, a notional amount of $72.5 million of interest-rate swap agreements effectively fixed interest rates at an average of 7.27% on such obligations. Interest expense was increased by $0.3 million and $0.1 million due to these arrangements in 1997 and 1996, respectively. The fair value to the Company of interest-rate swap agreements as of December 31, 1997 was approximately $0.1 million, taking into account interest rates in effect at the time.

17. GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations are as follows for the years ended December 31 (in thousands of dollars):

Revenues

                                                   1997          1996              1995
                                              ----------------------------------------------

Domestic (including corporate)                 $     45,802   $     42,493       $     54,482
International                                         3,863          9,052              5,591
                                             ---------------------------------------------------
  Total revenues                               $     49,665   $     51,545       $     60,073
                                             ===================================================


Long-lived assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


                                                   1997          1996              1995
                                              ----------------------------------------------

Domestic (including corporate)                 $    192,057   $    150,461       $     82,855
International                                         1,938          3,085              2,356
                                             ---------------------------------------------------
  Total long-lived assets                      $    193,995   $    153,546       $     85,211
                                             ===================================================

International operations are comprised primarily of international leasing, brokerage, and other activities conducted primarily through the Company's subsidiaries in Bermuda, Canada, and Australia.

18. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands of dollars, except per share amounts):




                                                                                                                  Fully Diluted
                                                                                            Basic Earnings          Earnings
                                                                                         per Weighted-Average   per Weighted-Average
                                                       Income                               Common Share             Common Share
                                      Revenue        Before Taxes       Net Income           Outstanding           Outstanding
                                    -----------------------------------------------------------------------------------------------

1997 quarters:
  First                              $    12,451           $   1,889           $  1,281      $    0.14                $  0.14
  Second                                  11,890                 978                648           0.07                   0.07
  Third                                   12,929               1,943              1,319           0.14                   0.14
  Fourth                                  12,395               1,705              1,419           0.16                   0.16
                                    -----------------------------------------------------------------------------------------------
    Total                            $    49,665           $   6,515           $  4,667      $    0.51                $  0.50
                                    ===============================================================================================

1996 quarters:
  First                              $    12,401           $   1,253           $    792      $    0.07                $  0.07
  Second                                  11,556                  38                261           0.02                   0.02
  Third                                   14,060               1,498              1,365           0.15                   0.14
  Fourth                                  13,528               1,104              1,677           0.18                   0.18
                                    -----------------------------------------------------------------------------------------------
    Total                            $    51,545           $   3,893           $  4,095      $    0.41                $  0.40
                                    ===============================================================================================


In the first quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million, and recorded $0.1 million in legal fees related to the Koch action (refer to Note 12).

In the second quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million. In addition, the Company recorded a $0.1 million increase in legal fees related to the Koch action (refer to Note 12) and a $0.5 million increase in costs related to the Company's response to shareholder-sponsored initiatives.

In the third quarter of 1997, the Company recorded $0.3 million in legal fees related to the Koch action (refer to Note 12).

In the fourth quarter of 1997, the Company accrued $0.3 million in expenses for a litigation settlement that was paid in 1998.

In the second quarter of 1996, the Company recorded a $1.4 million charge related to severance pay and other costs associated with suspension of the syndication of equipment leasing programs.

In the third quarter of 1996, the Company's provision for income taxes was $0.1 million, which represents an effective rate of 9%. Tax-planning strategies, an adjustment for state tax apportionment factors, and an adjustment related to the ESOP resulted in the reduction in the Company's effective tax rate during the third quarter of 1996.

In the fourth quarter of 1996, the Company's benefit for income taxes was $0.6 million, which reflects differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed, changes in state tax apportionment factors used to record deferred taxes, and the benefit of certain income being earned from foreign activities that has been permanently invested.

19.                 SUBSEQUENT EVENT

In January 1998, the Company received a favorable decision in a lawsuit for breach of contract that it filed in 1994 against a lessee and guarantor. The decision includes an award of damages of approximately $790,000 plus interest from August 1997, plus costs and attorneys' fees. A judgment on the decision must be filed and entered before any award is enforceable. The Company expects the defendant guarantor to appeal.

                                                                     EXHIBIT XI
                             PLM INTERNATIONAL, INC.
          COMPUTATION OF EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE<F1>
                            Years Ended December 31,

                                                                                     1997              1996              1995
                                                                                 ------------------------------------------------
                                                                                (in thousands of dollars, except per share data)

Basic<F2>
  Earnings:
    Net income                                                                    $      4,667          $    4,095      $    6,048
                                                                                 ==================================================

  Shares:
    Weighted-average number of common shares outstanding                                 9,081              10,032          11,576
                                                                                 ==================================================
    Basic earnings per common share                                               $       0.51          $     0.41      $     0.52
                                                                                 ==================================================

Fully Diluted<F2>
  Earnings:
    Net income                                                                    $      4,667          $    4,095      $    6,048
                                                                                 ==================================================

  Shares:
    Weighted-average number of common shares outstanding                                 9,081              10,032          11,576
    Potentially dilutive common shares                                                     227                 166             186
      Total shares                                                                       9,308              10,198          11,762
                                                                                 ==================================================
    Fully diluted earnings per weighted-average common share                      $       0.50          $     0.40      $     0.51
                                                                                 ==================================================

<F1> See accompanying  notes to December 31, 1997,  1996, and 1995  consolidated financial statements.

<F2> This  calculation  is submitted in  accordance  with  Regulation  S-K, Item
601(b)(11).

