Form 10-Q
period 1998-03-31
PLM INTERNATIONAL INC
filed 1998-05-12
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal quarter ended March 31, 1998

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of May 11, 1998 - 8,337,603 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)


                                                                                                  For the Three Months
                                                                                                    Ended March 31,
                                                                                                  1998            1997
                                                                                             ------------------------------

Revenues
Operating lease income                                                                         $     3,892       $    4,229
Finance lease income                                                                                 2,652            1,814
Management fees                                                                                      2,564            2,861
Partnership interests and other fees                                                                   324              486
Acquisition and lease negotiation fees                                                               1,027              178
Aircraft brokerage and services                                                                        524              674
Gain on the sale or disposition of assets, net                                                         762            1,368
Other                                                                                                  799              841
                                                                                             ----------------------------------
    Total revenues                                                                                  12,544           12,451

Costs and expenses
Operations support                                                                                   3,925            4,064
Depreciation and amortization                                                                        2,550            2,205
General and administrative                                                                           1,798            2,016
                                                                                             ----------------------------------
    Total costs and expenses                                                                         8,273            8,285
                                                                                             ----------------------------------

Operating income                                                                                     4,271            4,166

Interest expense                                                                                    (3,070)          (2,642)
Interest income                                                                                        395              386
Other expenses, net                                                                                     (6)             (21)
                                                                                             ----------------------------------
  Income before income taxes                                                                         1,590            1,889

Provision for income taxes                                                                             607              608
                                                                                             ----------------------------------

      Net income to common shares                                                              $       983       $    1,281
                                                                                             ==================================

Basic earnings per weighted-average common share outstanding                                   $      0.12       $     0.14
                                                                                             ==================================

Diluted earnings per weighted-average common share outstanding                                 $      0.11       $     0.14
                                                                                             ===================================

















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS


                                                                           March 31,              December 31,
                                                                             1998                     1997
                                                                      -------------------------------------------

Cash and cash equivalents                                                  $      5,227              $     5,224
Receivables                                                                       4,842                    4,969
Receivables from affiliates                                                       2,874                    5,007
Investment in direct finance leases, net                                        141,704                  119,613
Loans receivable                                                                  7,914                    5,861
Equity interest in affiliates                                                    25,522                   26,442

Assets held for sale                                                                433                       --
Transportation equipment held for operating leases                               52,143                   50,252

Less accumulated depreciation                                                   (24,751)                 (26,981 )
                                                                      -----------------------------------------------
                                                                                 27,392                   23,271

Commercial and industrial equipment held for operating leases                    25,518                   23,268
Less accumulated depreciation                                                    (6,239)                  (4,816 )
                                                                      -----------------------------------------------
                                                                                 19,279                   18,452

Restricted cash and cash equivalents                                             17,277                   18,278
Other, net                                                                        8,652                    9,166
                                                                      -----------------------------------------------
Total assets                                                               $    261,116              $   236,283
                                                                      ===============================================



            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY


Liabilities:
Short-term warehouse facility                                              $     38,734              $    23,040
Senior secured loan                                                              19,118                   20,588
Senior secured notes                                                             22,588                   23,843
Other secured debt                                                                  549                      413
Nonrecourse debt                                                                 96,425                   81,302
Payables and other liabilities                                                   20,738                   25,366
Deferred income taxes                                                            15,397                   14,860
                                                                      -----------------------------------------------
  Total liabilities                                                             213,549                  189,412

Minority interest                                                                   323                      323

Shareholders' equity:
Common stock, ($.01 par value, 50,000,000 shares
  authorized, 8,339,298 issued and outstanding as of
  March 31, 1998 and 8,400,964 as of December 31, 1997)                             112                      112
Paid-in capital, in excess of par                                                74,729                   74,650
Treasury stock (3,696,188 and 3,633,883 shares at
   respective dates)                                                            (13,829)                 (13,435 )
Accumulated deficit                                                             (13,664)                 (14,647 )
Accumulated other comprehensive loss                                               (104)                    (132 )
    Total shareholders' equity                                                   47,244                   46,548
                                                                      -----------------------------------------------
      Total liabilities, minority interest, and shareholders' equity       $    261,116              $   236,283
                                                                      ===============================================


             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the Year Ended December 31,
                         1997 and the Three Months Ended
                         March 31, 1998 (in thousands of
                                    dollars)





                                                                                     Accumulated

                                                   Common Stock                      Deficit &

                                                    Paid-in                          Accumulated

                                                  Capital in                            Other                                Total

                                         At         Excess           Treasury        Comprehensive     Comprehensive   Shareholders'

                                         Par           of Par          Stock            Loss              Income            Equity
                                   ------------------------------------------------------------------------------------------------


  Balances, December 31, 1996            $  117       $  77,778      $   (12,382)    $  (19,193 )                        $   46,320
Comprehensive income
  Net income                                                                              4,667        $    4,667            4,667
  Other comprehensive loss:
    Foreign currency translation loss                                                      (123 )            (123)            (123 )
Comprehensive income                                                                                        4,544
                                                                                                     ====================
Common stock repurchases                     (5 )      (3,128  )          (1,268)                                           (4,401 )
Reissuance of treasury stock, net                                            215            (38 )                              177
Redemption of shareholder rights                                                            (92 )                              (92 )
  Balances, December 31, 1997               112          74,650          (13,435)       (14,779 )                           46,548

Comprehensive income
  Net income                                                                               983                983             983
  Other comprehensive income:
    Foreign currency translation gain                                                       28                 28              28
Comprehensive income                                                                                   $    1,011
                                                                                                    ====================
Common stock repurchases                                                    (605)                                            (605 )
Reissuance of treasury stock                                 79              211                                              290
                                        -----------------------------------------------------------------            --------------
  Balances, March 31, 1998               $  112       $  74,729      $   (13,829)    $  (13,768 )                    $     47,244
                                        =================================================================            ==============



















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                       For the Three Months
                                                                                                          Ended March 31,
                                                                                                     1998                1997
                                                                                                -----------------------------------
Operating activities
Net income                                                                                        $       983          $    1,281
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                       2,550               2,205
    Foreign currency translation                                                                           28                 (17 )
    Deferred income tax expense                                                                           537                 696
    Gain on sale or disposition of assets, net                                                           (762)             (1,368 )
    Undistributed residual value interests                                                                200                 108
    Minority interest in net income of subsidiaries                                                        --                   5
    Increase in payables and other liabilities                                                            186               1,018
    Decrease in receivables and receivables from affiliates                                             1,184               2,537
    Amortization of organization and offering costs                                                       720                 722
    Decrease (increase) in other assets                                                                   283              (1,096 )
                                                                                                 ----------------------------------
      Net cash provided by operating activities                                                         5,909               6,091
                                                                                                 ----------------------------------

Investing activities
Principal payments received on finance leases                                                           6,356               3,832
Principal payments received on loans                                                                      967                 478
Investment in direct finance leases                                                                   (38,809)            (16,528 )
Investment in loans receivable                                                                         (3,020)               (777 )
Purchase of property, plant, and equipment                                                               (126)                (14 )
Purchase of transportation equipment and capital improvements                                         (11,259)            (13,170 )
Purchase of commercial and industrial equipment held for operating lease                               (5,255)             (3,277 )
Proceeds from  the sale of transportation equipment for lease                                           1,078               4,717
Proceeds from the sale of assets held for sale                                                          5,366              15,600
Proceeds from the sale of commercial and industrial equipment on finance lease                          6,523              14,722
Proceeds from the sale of commercial and industrial  equipment on operating lease                       2,883               3,207
Decrease (increase) in restricted cash and restricted cash equivalents                                  1,001              (2,302 )
                                                                                                 ----------------------------------
      Net cash (used in) provided by investing activities                                             (34,295)              6,488

Financing activities
Borrowings of short-term warehouse facility                                                            36,285              23,360
Repayment of short-term warehouse facility                                                            (20,591)            (31,802 )
Repayment of senior secured loan                                                                       (1,470)                 --
Repayment of senior secured notes                                                                      (1,255)                 --
Repayment of other secured debt                                                                           (31)                (62 )
Borrowings of other secured debt                                                                          167                  --
Borrowings of nonrecourse debt                                                                         18,121               5,680
Repayment of nonrecourse debt                                                                          (2,232)             (3,398 )
Purchase of stock                                                                                        (605)                 --
                                                                                                 ----------------------------------
      Net cash provided by (used in) financing activities                                              28,389              (6,222 )
                                                                                                 ----------------------------------

Net increase in cash and cash equivalents                                                                   3               6,357
Cash and cash equivalents at beginning of period                                                        5,224               7,638

                                                                                                 ----------------------------------
Cash and cash equivalents at end of period                                                        $     5,227          $   13,995
                                                                                                 ==================================

Supplemental information
Net cash paid for interest                                                                        $     3,451          $    2,626
                                                                                                 ==================================
Net cash paid for income taxes                                                                    $       632          $       15
                                                                                                 ==================================
Reissuance of treasury stock                                                                      $       290          $      177
                                                                                                 ==================================
Commercial and industrial purchases included in accounts payable                                  $     6,031          $    3,444
                                                                                                 ==================================

             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of March 31, 1998 and December 31, 1997, statements of income for the three months ended March 31, 1998 and 1997, statements of changes in shareholders' equity for the year ended December 31, 1997 and the three months ended March 31, 1998, and statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not affect the Company's results of operations, cash flow, or financial position. As of the first quarter of 1998, the Company has adopted SFAS No. 130, disclosing the foreign currency translation gain (loss) as a component of comprehensive income on a gross basis because it relates to a foreign investment permanently reinvested outside of the United States.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises employers' disclosure obligations about pension and other post-retirement benefit plans. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Since the Company currently has no pension or other post-retirement benefit plans, the statement has no impact on the Company.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

      4.    Financing Transaction Activities

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse debt, for the Company's own account, or sold to institutional investment programs or other unaffiliated investors. Periodically, the Company uses its short-term warehouse facility to finance the acquisition of the assets, subject to these leases, prior to sale or permanent financing by nonrecourse debt. The majority of these leases are accounted for as finance leases, while some transactions qualify as operating leases or loans.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



Financing Transaction Activities (continued)

Prior to 1998, the Company expensed initial direct lease origination costs, which were not material, as incurred. Under generally accepted accounting principles, the effects of such activities, if material, should be capitalized. Because the Company anticipates its portfolio of equipment on lease to continue to grow during the next few years, and for the resulting initial direct lease origination costs to become material, effective January 1, 1998, the Company now capitalizes these costs which totaled $0.3 million for the three months ended March 31, 1998. Initial direct lease origination costs are amortized over the life of the related lease.

During the three months ended March 31, 1998, the Company funded $38.8 million in equipment that was placed on finance lease. Also during the three months ended March 31, 1998, the Company sold equipment on finance lease with an original equipment cost of $6.6 million, resulting in a net gain of $0.1 million.

5.   Equipment

Equipment held for operating lease includes transportation equipment, which is depreciated over its estimated useful life, and commercial and industrial equipment, which is depreciated over the lease term to an estimated residual value.

During the three months ended March 31, 1998, the Company funded $5.3 million in commercial and industrial equipment, which was placed on operating lease. During the three months ended March 31, 1998, the Company sold commercial and industrial equipment that was on operating lease, with an original cost of $2.9 million, for a net gain of $0.1 million.

During the first three months of 1998, the Company purchased trailers for $6.4 million and sold trailers with a net book value of $1.0 million for $1.1 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less costs to sell. During the first three months of 1998, the Company purchased railcars for $1.8 million and portable heaters for $3.0 million. The railcars were sold during the first quarter to an unaffiliated third party for a net gain of $0.5 million. The portable heaters were resold during the first quarter to an affiliated program at cost. As of March 31, 1998, the Company held an aircraft engine with a net book value of $0.3 million and a 20% interest in a commuter aircraft with a net book value of $0.1 million for sale to third parties. As of December 31, 1997, the Company had no equipment held for sale.

6.   Debt

Assets acquired and held on an interim basis for placement with affiliated partnerships, for placement in the Company's nonrecourse debt facility, or for sale to unaffiliated third parties have, from time to time, been partially funded by a $50.0 million short-term warehouse facility. The Company amended this facility in 1997 to extend its availability until November 2, 1998. The facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program or partnership. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of March 31, 1998, the Company had $38.7 million in borrowings under this facility. There were no other borrowings on this facility as of March 31, 1998. All borrowings under this facility are guaranteed by the Company. The Company believes it will be able to extend the facility prior to its expiration on similar terms.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



Debt (continued)

The Company has available a nonrecourse securitization facility to be used to acquire assets on a nonrecourse basis, which is secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally has terms from one to seven years. The Company amended this facility on October 14, 1997, increasing it from $80.0 million to $125.0 million and extending its availability until October 13, 1998. As of March 31, 1998, borrowings under this facility were $82.1 million. The Company believes it will be able to extend this facility on similar terms prior to its expiration. In addition, during the first quarter of 1998, the Company assumed $5.1 million in additional nonrecourse notes payable, bearing interest from 8.32% to 9.5% per annum, resulting in total nonrecourse notes payable of $14.3 million as of March 31, 1998. Principal and interest on the notes are due monthly beginning January 1, 1998 through October 31, 2001. The notes are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

During the first quarter of 1998, the Company repaid $1.5 million of the senior secured loan and $1.3 million of the senior secured notes, in accordance with the debt repayment schedules.

7.   Shareholders' Equity

During the first quarter of 1998, the Company completed the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in March 1997. As of March 31, 1998, 920,054 shares had been repurchased under this plan, for a total of $5.0 million.

During the three months ended March 31, 1998, 56,588 shares were issued from treasury stock as part of the senior management bonus program. During the three months ended March 31, 1998, 118,254 shares were repurchased. Consequently, the total common shares outstanding decreased to 8,339,298 as of March 31, 1998 from the 8,400,964 outstanding as of December 31, 1997. Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-averag number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended March 31, 1998 and 1997 was 8,385,299 and 9,168,688, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended March 31, 1998 and 1997 was 8,576,397 and 9,441,322, respectively.

8.   Legal Matters

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



Legal Matters (continued)

On January 12, 1998, plaintiff filed with the district court an expedited motion for leave to file a second amended complaint in order to bring the fourth, fifth, and sixth claims for relief as a class action on behalf of himself and all similarly situated people. These claims allege that PLMI and the other defendants breached their fiduciary duties and entered into prohibited transactions in connection with the termination of the ESOP and by causing the ESOP to sell or exchange the preferred shares held for the benefit of the ESOP participants for less than their fair market value. The district court granted the motion on February 9, 1998 and set a trial date of March 20, 1999. In February 1998, the defendants filed a motion to dismiss the fourth, fifth, and sixth claims relating to the termination of the ESOP, and plaintiff's seventh claim relating to defendants' alleged interference with plaintiff's rights under ERISA, all for failure to state claims for relief. The plaintiff has opposed this motion and a hearing date has not yet been scheduled. The parties are also engaged in ongoing discovery. The Company does not believe the claims have any merit and plans to continue to defend this matter vigorously.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) for which FSI acts as the general partner, including PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund
VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

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

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. Appellate briefs have not yet been filed in this matter.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



8.   Legal Matters (continued)

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

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for July 22, 1998. The state court action has been stayed pending the district court's decision on this motion.

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

9.   Purchase Commitments

As of March 31, 1998, the Company, through its AFG subsidiary, had committed to purchase $176.1 million of equipment for its commercial and industrial lease and finance receivable portfolio.

From April 1, 1998 to May 11, 1998, the Company, through its AFG subsidiary, funded $5.4 million of the commitments outstanding as of March 31, 1998 for its commercial and industrial lease and finance receivable portfolio.

As of May 11, 1998, the Company had committed to purchase $179.7 million of equipment for its commercial and industrial lease and finance receivable portfolio.

10.      Subsequent Events

In April 1998, the Company sold an aircraft engine with a net book value of $0.3 million to an unaffiliated third party for a net gain of $0.7 million. This aircraft was included in assets held for sale as of March 31, 1998.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



10.      Subsequent Events (continued)

In May 1998, the Company sold its 20% interest in a commuter aircraft to an unaffiliated third party for approximately its net book value of $0.1 million. This aircraft was included in assets held for sale as of March 31, 1998.

On April 10, 1998, the Court entered a judgment in favor of the Company in its lawsuit against Tera Power Corporation and others. The judgment awarded the Company $830,000 plus attorney's fees and costs. On May 4, 1998, the Company received $950,000 from one of the defendants in full settlement of this case.

In March 1998, the Company announced that its Board of Directors authorized its management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third quarter of 1998; however, the timing of the offering is subject to market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial and Industrial Equipment Leasing

A major activity of the Company is the funding and management of long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominantly investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as materials-handling, computer, point-of-sale, general plant and warehouse, mining and construction, and communications equipment. Through AFG, the Company also engages in the servicing of institutional investment programs for which it originates leases and receives acquisition and management fees. The Company also earns syndication fees for arranging purchases and sales of equipment to other unaffiliated third parties.

In March 1998, the Company announced that its Board of Directors authorized its management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third quarter of 1998; however, the timing of the offering is subject to market conditions and other factors.

Trailer Leasing

The Company operates 13 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used to transport temperature sensitive food products. The Company opened three of these rental yards in the first quarter of 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

Other Transportation Equipment Leasing, Management of Investment Programs, and Other

The Company also owns a portfolio of transportation equipment, in addition to the dry van and refrigerated over-the-road trailers mentioned above, from which it earns operating lease revenue and incurs operating expenses. The Company's transportation equipment held for operating lease and held for sale as of March 31,1998, which consists of a commuter aircraft, a 20% interest in a commuter aircraft, an aircraft engine, and intermodal trailers, was mainly built prior to 1988. As the equipment ages, the Company continues to monitor the performance of these assets and current market conditions for leasing equipment in order to seek the best opportunities for investment. Failure to replace equipment may result in shorter lease terms, higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

The Company also has an 80% interest in a company owning 100% of a company located in Australia involved in aircraft brokerage and aircraft spare parts sales.

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invests the equity raised through syndication in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program, which is typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a program, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

In 1996, the Company announced the suspension of public syndication of equipment leasing programs with the close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees, will be reduced in the future as the older programs begin liquidation and the managed equipment portfolio for these programs becomes permanently reduced.

Comparison of the Company's Operating Results for the Three Months Ended March 31, 1998 and 1997

The following analysis reviews the operating results of the Company:

Revenues

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                            1998                          1997
                                                                    --------------------------------------------
                                                                                 (in thousands of dollars)


Operating lease income                                                   $     3,892                     $   4,229
Finance lease income                                                           2,652                         1,814
Management fees                                                                2,564                         2,861
Partnership interests and other fees                                             324                           486
Acquisition and lease negotiation fees                                         1,027                           178
Aircraft brokerage and services                                                  524                           674
Gain on the sale or disposition of assets, net                                   762                         1,368
Other                                                                            799                           841
                                                                    ---------------------------------------------------
  Total revenues                                                         $     12,544                    $  12,451


The fluctuations in revenues for the three months ended March 31, 1998, compared to the same quarter in 1997, are summarized and explained below.

Operating lease revenues by equipment type:


                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                             1998                        1997
                                                                    --------------------------------------------
                                                                                  (in thousands of dollars)


Commercial and industrial equipment                                      $     1,613                   $     1,243
Dry van and refrigerated over-the-road trailers                                1,578                         1,210
Intermodal trailers                                                              589                           738
Mobile offshore drilling units                                                    --                           604
Aircraft                                                                          58                           269
Marine containers                                                                 --                            53
Other                                                                             54                           112
                                                                    ---------------------------------------------------
  Total operating lease revenues                                         $     3,892                   $     4,229


Operating lease revenues include revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease revenues decreased $0.3 million during the first quarter of 1998, compared to the same quarter of 1997. Operating lease revenues decreased due to the following:

During the first quarter of 1997, the Company owned one mobile offshore drilling unit, as well as a 25.5% interest in another mobile offshore drilling unit, which generated $0.6 million in lease revenues. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997. During the first quarter of 1998, the only revenue the Company earned on equipment prior to sale to its managed programs was $0.1 million earned from portable heaters.

As of March 31,  1998,  the  Company  owned  transportation  equipment  held for operating leases and held for sale, with an original cost of $53.1 million, which was $12.1 million less than the original cost of transportation equipment owned and held for operating lease as of March 31, 1997. The reduction in equipment, on an original cost basis, is a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets and exit certain equipment markets, which had resulted in an 89% net reduction in its aircraft portfolio, a 100% net reduction in its marine container portfolio, and a 5% net reduction in its intermodal trailer portfolio, compared to these portfolios as of March 31, 1997. The reduction in transportation equipment available for lease is the primary reason aircraft, marine container, and intermodal trailer revenue was reduced, compared to the prior-year comparable period.

Intermodal trailer revenue also decreased due to lower utilization, compared to the same quarter of the prior year.

The Company entered into an agreement in January 1997 to lease all of its storage equipment assets to a third party on a finance lease, as opposed to short-term operating leases, resulting in a $0.1 million decrease in storage equipment operating lease revenues.

These decreases were partially offset by a $0.4 million increase in operating lease revenues generated from commercial and industrial equipment and a $0.4 million increase in operating lease revenues generated from refrigerated trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

Finance lease income:

The Company earns finance lease income for certain leases originated by AFG that are either retained for long-term investment or sold to third parties or to institutional investment programs. Finance lease income increased $0.8 million in the first quarter of 1998, compared to the same quarter in 1997, reflecting an increase in commercial and industrial assets that were on finance lease. For the quarter ended March 31, 1998, the average investment in direct finance leases was $120.5 million, compared to $69.3 million for the first quarter of 1997.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.6 million and $2.9 million for the quarters ended March 31, 1998 and 1997, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the remaining older programs. With the termination of syndication activities in 1996, management fees from the older programs are expected to decrease in the future as they begin liquidation and the associated equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional investment programs serviced by AFG.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.5 million and $0.6 million for the quarters ended March 31, 1998 and 1997, respectively. In addition, a decrease of $0.2 million and $0.1 million in the Company's residual interests in the programs was recorded during the quarters ended March 31, 1998 and 1997, respectively. The decrease in net earnings and distribution levels and residual interests in the quarter ended March 31, 1998, compared to the same quarter of 1997, resulted mainly from the disposition of equipment in certain of the PLM Equipment Growth Fund (EGF) programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated programs when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

Acquisition and lease negotiation fees:

During the quarter ended March 31, 1998, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $6.4 million and a beneficial interest in an entity that owns a marine vessel for $9.2 million, compared to no equipment purchased on behalf of the EGFs during the same quarter of 1997, resulting in a $0.8 million increase in acquisition and lease negotiation fees. Also during the quarter ended March 31, 1998, equipment purchased by AFG for the institutional investment programs was $6.0 million, compared to $6.3 million for the same quarter in 1997, resulting in $0.2 million in acquisition and lease negotiation fees for both quarters. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft leasing, spare part sales, and brokerage subsidiary, decreased $0.2 million during the quarter ended March 31, 1998, compared to the same quarter in 1997, due to a decrease in spare parts sales.

Gain on the sale or disposition of assets, net:

During the quarter ended March 31, 1998, the Company recorded $0.8 million in gain on the sale or disposition of assets. Of this gain, $0.1 million resulted from the sale or disposition of trailers and $0.2 million related to the sale of commercial and industrial equipment. Also during the first quarter of 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million. During the quarter ended March 31, 1997, the Company recorded $1.4 million in gain on the sale or disposition of assets. Of this gain, $0.2 million resulted from the sale or disposition of trailers, marine containers, commuter aircraft, and storage units, and $0.8 million related to the sale of commercial and industrial equipment. Also during the first quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million.

Costs and Expenses


                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                               1998                      1997
                                                                    --------------------------------------------
                                                                                (in thousands of dollars)


Operations support                                                       $     3,925                 $       4,064
Depreciation and amortization                                                  2,550                         2,205
General and administrative                                                     1,798                         2,016
                                                                    ---------------------------------------------------
  Total costs and expenses                                               $     8,273                 $       8,285


Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, decreased $0.1 million (3%) for the quarter ended March 31, 1998, compared to the same quarter in 1997. The decrease resulted from a $0.2 million decrease in compensation and benefits expense, mainly as a result of lower commission and bonus expenses, offset by a $0.1 million increase in trailer repair and maintenance expenses.

Depreciation and amortization:

Depreciation and amortization expenses increased $0.3 million (16%) for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment on operating lease, which was partially offset by the reduction in depreciable aircraft, containers, and intermodal trailers (discussed in the operating lease revenue section).

General and administrative:

General and administrative expenses decreased $0.2 million (11%) during the quarter ended March 31, 1998, compared to the same quarter in 1997, primarily due to a $0.1 million decrease in compensation and benefits expenses, after allocations to the managed programs, as a result of a decrease in staffing requirements, and a $0.1 million decrease in legal expenses related to the Koch action (refer to Note 8).

Other Income and Expenses


                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                             1998                    1997
                                                                   -------------------------------------------
                                                                             (in thousands of dollars)


Interest expense                                                         $  (3,070)            $   (2,642)
Interest income                                                                395                    386
Other expense, net                                                              (6)                   (21)


Interest expense:

Interest expense increased $0.4 million (16%) during the quarter ended March 31, 1998, compared to the same quarter in 1997, due to an increase in borrowings on the nonrecourse debt facility and the senior secured notes facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan and the short-term warehouse facility.

Provision for income taxes:

For the three months ended March 31, 1998, the provision for income taxes was $0.6 million, representing an effective rate of 38%. For the three months ended March 31,1997, the provision for income taxes was $0.6 million, representing an effective rate of 32%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States.

Net Income

As a result of the foregoing, for the three months ended March 31, 1998, net income was $1.0 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.12 and $0.11, respectively. For the same quarter in 1997, net income was $1.3 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.14.

Liquidity and Capital Resources

         Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

         Liquidity in 1998 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread, and the potential proceeds from the initial public offering of AFG. Management believes that the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

     Debt financing:

Senior Secured Loan: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $19.1 million as of March 31, 1998 and May 11, 1998, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of March 31, 1998, the cash collateral balance for this loan was $9.7 million and is included in restricted cash and cash equivalents on the Company's balance sheet. The facility required quarterly interest payments through March 31, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 through termination of the loan in June 2001.

Senior Secured Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. During the quarter ended March 31, 1998, the Company paid $1.3 million on this facility. As of March 31, 1998 and May 11, 1998, the Company had $22.6 million outstanding under this agreement. Principal payments of $1.3 million are payable quarterly through termination of the loan on August 15, 2002.

Warehouse Facility: Assets acquired and held on an interim basis for placement with affiliated programs or sale to third parties or purchased for placement in the Company's nonrecourse debt facility have, from time to time, been partially funded by a $50.0 million short-term warehouse facility. During 1997, the availability of this facility was extended until November 2, 1998. The Company believes that it will be able to extend this facility on similar terms prior to its expiration.

This facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of March 31, 1998, the Company had $38.7 million in borrowings under this facility. As of May 11, 1998, the Company had $29.6 million in borrowings under this facility. There were no other borrowings on this facility as of March 31, 1998 or May 11, 1998.

Nonrecourse Debt: The Company has available a nonrecourse debt facility for up to $125.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms of one to seven years. This facility is available for a one-year period expiring October 13, 1998. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration. As of March 31, 1998, $82.1 million in borrowings was outstanding under this facility. As of May 11, 1998, $87.4 million in borrowings was outstanding under this facility.

   In addition to the $125.0 million nonrecourse debt facility discussed above, as of March 31, 1998 and May 11, 1998, the Company had $14.3 million and $18.5 million, respectively, in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment that have terms corresponding to the note repayment schedules beginning November 1997 through October 2001. The notes bear interest from 8.32% to 9.5% per annum.

Interest-Rate Swap Contracts: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse debt. As of March 31, 1998, the swap agreements had a weighted-average duration of 1.0 years, corresponding to the terms of the related debt. As of March 31, 1998, a notional amount of $86.1 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.66% on such obligations. For the three months ended March 31, 1998, interest expense increased by $0.1 million due to these arrangements.

Commercial and industrial equipment leasing:

The Company earns finance lease or operating lease income for leases originated and retained by AFG. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse debt facility. AFG also originates loans in which it takes a security interest in the assets. From January 1, 1998 through May 6, 1998, the Company funded commercial and industrial leases and finance receivables with an original equipment cost of $52.5 million. A portion of these transactions was financed, on an interim basis, through the Company's warehouse facility. Some equipment subject to leases is sold to institutional investment programs for which the Company is the servicer. Acquisition and management fees are received for the sale and subsequent servicing of these leases. The Company believes that this lease origination operation is a growth area for the future.

In March 1998, the Company announced that its Board of Directors authorized its management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third quarter of 1998; however, the timing of the offering is subject to market conditions and other factors.

As of March 31, 1998, the Company had committed to purchase $176.1 million of equipment for its commercial and industrial lease and finance receivable portfolio, to be held by the Company or sold to the institutional investment programs or to other third parties.

From April 1, 1998 through May 11, 1998, the Company funded $5.4 million of commitments outstanding as of March 31, 1998 for its commercial and industrial lease and finance receivable portfolio.

As of May 11, 1998, the Company had committed to purchase $179.7 million of equipment for its commercial and industrial lease and finance receivable portfolio.

     Trailer leasing:

The Company operates 13 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of dry van trailers leased to a variety of customers and refrigerated trailers used to transport temperature sensitive food products. The Company opened three of these rental yards in the first quarter of 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

Other transportation equipment leasing, management of investment programs, and other:

During the first quarter ended March 31, 1998, the Company generated proceeds of $6.4 million from the sale of transportation equipment. The net proceeds from the sale of assets that were collateralized as part of the senior secured loan facility were placed in a collateral account.

Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming assets. The Company will continue to analyze its transportation equipment portfolio for underperforming assets to sell or dispose of as necessary.

The Company also has an 80% interest in a company owning 100% of a company located in Australia involved in aircraft brokerage and aircraft spare parts sales.

Management believes that through debt and equity financing, possible sales of equipment, and cash flows from operations the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Year 2000 Compliance:

The Company is currently addressing the year 2000 computer software issues and is creating a timetable for carrying out any program modifications that may be required. The Company anticipates all such program modifications will be completed by the end of 1998. The Company does not anticipate that the cost of these modifications will be material.

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


                                           PLM INTERNATIONAL, INC.



                                           /s/ Richard K Brock
                                           ---------------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller






          Date: May 11, 1998