Form 10-Q
period 1998-06-30
PLM INTERNATIONAL INC
filed 1998-07-24
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal quarter ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of July 22, 1998 - 8,339,103 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)





                                                                  For the Three Months                For the Six Months
                                                                      Ended June 30,                        Ended June 30,

                                                                  1998           1997               1998            1997
                                                             ----------------------------------------------------------------

Revenues
Operating lease income                                         $    5,452       $   3,429          $    9,344       $    7,658
Finance lease income                                                3,042           1,984               5,694            3,798
Management fees                                                     2,535           2,797               5,099            5,658
Partnership interests and other fees                                  357             507                 681              993
Acquisition and lease negotiation fees                              1,184             585               2,211              763
Aircraft brokerage and services                                       362             661                 886            1,335
Gain on the sale or disposition of assets, net                      1,533           1,233               2,295            2,601
Other                                                                 843             694               1,642            1,535
                                                              -------------------------------------------------------------------
  Total revenues                                                   15,308          11,890              27,852           24,341
                                                              -------------------------------------------------------------------

Costs and expenses
Operations support                                                  4,829           4,158               8,754            8,222
Depreciation and amortization                                       3,497           2,141               6,047            4,346
General and administrative                                          2,085           2,710               3,883            4,726
                                                              -------------------------------------------------------------------
  Total costs and expenses                                         10,411           9,009              18,684           17,294
                                                              -------------------------------------------------------------------

Operating income                                                    4,897           2,881               9,168            7,047

Interest expense                                                   (3,604)         (2,352)             (6,674)          (4,994)
Interest income                                                       299             452                 694              838
Other income (expenses), net                                          469              (3)                463              (24)
                                                                                                  -------------------------------
                                                              --------------------------------------
  Income before income taxes                                        2,061             978               3,651            2,867

Provision for income taxes                                            860             330               1,467              938
                                                              -------------------------------------------------------------------

  Net income to common shares                                  $    1,201       $     648          $    2,184       $    1,929
                                                                                                  ===============================
                                                              ======================================

Basic earnings per weighted-average common
  share outstanding                                            $     0.14       $    0.07          $     0.26       $     0.21
                                                              ===================================================================

Diluted earnings per weighted-average common
  share outstanding                                            $     0.14       $    0.07          $     0.25       $     0.20
                                                              ===================================================================











             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS



                                                                           June 30,               December 31,
                                                                             1998                     1997
                                                                      -------------------------------------------

Cash and cash equivalents                                                      $      3,293              $     5,224
Receivables                                                                           4,299                    4,969
Receivables from affiliates                                                           2,764                    5,007
Investment in direct finance leases, net                                            160,482                  119,613
Loans receivable                                                                     22,634                    5,861
Equity interest in affiliates                                                        24,457                   26,442

Asset held for sale                                                                   2,500                       --
Transportation equipment held for operating leases                                   54,383                   50,252

Less accumulated depreciation                                                       (24,256)                 (26,981 )
                                                                      -----------------------------------------------
                                                                                     30,127                   23,271

Commercial and industrial equipment held for operating leases                        28,258                   23,268
Less accumulated depreciation                                                        (7,800)                  (4,816 )
                                                                      -----------------------------------------------
                                                                                     20,458                   18,452

Restricted cash and cash equivalents                                                 11,772                   18,278
Other, net                                                                            8,049                    9,166
                                                                      -----------------------------------------------
Total assets                                                                   $    290,835              $   236,283
                                                                      ===============================================



            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY


Liabilities
Warehouse credit facility                                                  $     46,803              $    23,040
Senior secured loan                                                              17,647                   20,588
Senior secured notes                                                             21,333                   23,843
Other secured debt                                                                  487                      413
Nonrecourse securitized debt                                                    123,491                   81,302
Payables and other liabilities                                                   15,967                   25,366
Deferred income taxes                                                            16,501                   14,860
                                                                      -----------------------------------------------
  Total liabilities                                                             242,229                  189,412

Minority interest                                                                   239                      323

Shareholders' equity
Common stock ($.01 par value, 50.0 million shares
  authorized, 8,339,103 issued and outstanding as of
  June 30, 1998 and 8,400,964 as of December 31, 1997)                              112                      112
Paid-in capital, in excess of par                                                74,729                   74,650
Treasury stock (3,698,074 and 3,633,883 shares at
  respective dates)                                                             (13,850)                 (13,435 )
Accumulated deficit                                                             (12,463)                 (14,647 )
Accumulated other comprehensive loss                                               (161)                    (132 )
  Total shareholders' equity                                                     48,367                   46,548
                                                                      -----------------------------------------------
      Total liabilities, minority interest, and shareholders' equity       $    290,835              $   236,283
                                                                      ===============================================


             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the Year Ended December 31,
                          1997 and the Six Months Ended
                         June 30, 1998 (in thousands of
                                    dollars)







                                                  Common Stock                        Accumulated
                                   ---------------------------------------------       Deficit &
                                                    Paid-in                            Accumulated
                                                   Capital in                            Other                            Total
                                         At          Excess             Treasury        Comprehensive   Comprehensive  Shareholders'
                                         Par         of Par              Stock            Loss             Income         Equity
                                   ------------------------------------------------------------------------------------------------


Balances, December 31, 1996              $  117       $  77,778        $   (12,382)    $  (19,193 )       $             $   46,320
Comprehensive income:
  Net income                                                                                4,667         $    4,667         4,667
  Other comprehensive loss:
    Foreign currency translation loss                                                        (123 )             (123)         (123 )
Total comprehensive income                                                                                     4,544
                                                                                                          =============
Common stock repurchases                     (5 )      (3,128  )            (1,268)                                         (4,401 )
Reissuance of treasury stock, net                                              215            (38 )                            177
Redemption of shareholder rights                                                              (92 )                            (92 )
  Balances, December 31, 1997               112          74,650            (13,435)       (14,779 )                         46,548

Comprehensive income:
  Net income                                                                                2,184              2,184         2,184
  Other comprehensive loss:
    Foreign currency translation loss                                                         (29 )              (29)          (29 )
Total comprehensive income                                                                                $    2,155
                                                                                                         ==============
Common stock repurchases                                                      (626)                                           (626 )
Reissuance of treasury stock                                 79                211                                             290
                                        -----------------------------------------------------------------                ----------
  Balances, June 30, 1998                $  112       $  74,729        $   (13,850)    $  (12,624 )                     $   48,367
                                        =================================================================                ==========



















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                        For the Six Months
                                                                                                          Ended June 30,
                                                                                                     1998                1997
                                                                                                -----------------------------------
Operating activities
Net income                                                                                        $     2,184          $    1,929
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                       6,047               4,346
    Foreign currency translation                                                                          (29)                (61 )
    Deferred income tax expense                                                                         1,641                 883
    Gain on sale or disposition of assets, net                                                         (2,295)             (2,601 )
    Undistributed residual value interests                                                                546                 208
    Minority interest in net (loss) income of subsidiaries                                                (84)                  8
    (Decrease) increase in payables and other liabilities                                              (1,669)                962
    Decrease in receivables and receivables from affiliates                                             2,913               1,535
    Amortization of organization and offering costs                                                     1,481               1,443
    Decrease (increase) in other assets                                                                   521                (323 )
                                                                                                 -----------------------------------
      Net cash provided by operating activities                                                        11,256               8,329
                                                                                                 -----------------------------------

Investing activities
Principal payments received on finance leases                                                          14,441               8,589
Principal payments received on loans                                                                    1,878                 979
Investment in direct finance leases                                                                   (82,047)            (30,528 )
Investment in loans receivable                                                                        (18,651)               (777 )
Purchase of property, plant, and equipment                                                               (110)               (483 )
Purchase of transportation equipment and capital improvements                                         (32,919)            (18,471 )
Purchase of commercial and industrial equipment held for operating lease                              (14,938)             (3,976 )
Proceeds from  the sale of transportation equipment for lease                                           3,081               9,958
Proceeds from the sale of assets held for sale                                                         19,866              15,600
Proceeds from the sale of commercial and industrial equipment on finance lease                         18,842              21,512
Proceeds from the sale of commercial and industrial equipment on operating lease                       10,915               3,187
Decrease (increase) in restricted cash and cash equivalents                                             6,506              (4,118 )
                                                                                                 -----------------------------------
      Net cash (used in) provided by investing activities                                             (73,136)              1,472

Financing activities
Borrowings of warehouse credit facility                                                                88,065              31,910
Repayment of warehouse credit facility                                                                (64,302)            (55,735 )
Repayment of senior secured loan                                                                       (2,941)             (1,471 )
Repayment of senior secured notes                                                                      (2,510)                 --
Borrowings of senior secured notes                                                                         --               9,000
Borrowings of other secured debt                                                                          173                  --
Repayment of other secured debt                                                                           (99)                (97 )
Borrowings of nonrecourse securitized debt                                                             54,512              14,394
Repayment of nonrecourse securitized debt                                                             (12,323)             (7,443 )
Purchase of stock                                                                                        (626)                (46 )
                                                                                                 -----------------------------------
      Net cash provided by (used in) financing activities                                              59,949              (9,488 )
                                                                                                 -----------------------------------

Net (decrease) increase in cash and cash equivalents                                                   (1,931)                313
Cash and cash equivalents at beginning of period                                                        5,224               7,638

                                                                                                 -----------------------------------
Cash and cash equivalents at end of period                                                        $     3,293          $    7,951
                                                                                                 ===================================

Supplemental information
Net cash paid for interest                                                                        $     5,754          $    4,786
                                                                                                 ===================================
Net cash paid for income taxes                                                                    $     1,704          $       43
                                                                                                 ===================================
Reissuance of treasury stock                                                                      $       290          $      201
                                                                                                 ===================================
Commercial and industrial purchases included in accounts payable                                  $     2,805          $      600
                                                                                                 ===================================


             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of June 30, 1998 and December 31, 1997, statements of income for the three and six months ended June 30, 1998 and 1997, statements of changes in shareholders' equity for the year ended December 31, 1997 and the six months ended June 30, 1998, and statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not affect the Company's results of operations, cash flow, or financial position. As of the first quarter of 1998, the Company adopted SFAS No. 130, disclosing the foreign currency translation gain (loss) as a component of comprehensive income on a gross basis, because it relates to a foreign investment permanently reinvested outside of the United States.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



 4.         Financing Transaction Activities

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt, for the Company's own account or for sale to institutional investment programs or other unaffiliated investors. Periodically, the Company uses its warehouse credit facility to finance the acquisition of the assets, subject to these leases, prior to sale or permanent financing by nonrecourse securitized debt. The majority of these leases are accounted for as finance leases, while some transactions qualify as operating leases or loans.

Prior to 1998, the Company expensed initial direct lease origination costs, which were not material, as incurred. Under generally accepted accounting principles, the effects of such activities, if material, should be capitalized. Because the Company anticipates its portfolio of equipment on lease to continue to grow during the next few years, and for the resulting initial direct lease origination costs to become material, effective January 1, 1998, the Company now capitalizes these costs, which totaled $0.5 million for the six months ended June 30, 1998. Initial direct lease origination costs are amortized over the life of the related lease.

During the six months ended June 30, 1998, the Company purchased $82.0 million in equipment that was placed on finance lease. Also during the six months ended June 30, 1998, the Company sold equipment on finance lease with an original equipment cost of $18.5 million, resulting in a net gain of $0.6 million.

5.   Equipment

Equipment held for operating lease includes transportation equipment, which is depreciated over its estimated useful life, and commercial and industrial equipment, which is depreciated over the lease term.

During the six months ended June 30, 1998, the Company purchased $14.9 million in commercial and industrial equipment, which was placed on operating lease. During the six months ended June 30, 1998, the Company sold commercial and industrial equipment that was on operating lease, with a net book value of $10.5 million, for a net gain of $0.4 million.

During the first six months of 1998, the Company purchased trailers for $11.0 million and sold trailers with a net book value of $1.9 million for $2.0 million. In addition, the Company sold an aircraft engine and its 20% interest in a commuter aircraft, with a combined net book value of $0.4 million, for $1.1 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less the costs to sell. During the first six months of 1998, the Company purchased railcars for $1.9 million, portable heaters for $3.0 million, and a 100% interest in an entity that owns a marine vessel for $17.0 million. The railcars were sold during the first quarter to an unaffiliated third party for a net gain of $0.5 million. The portable heaters and 85.3% of the Company's interest in an entity that owns a marine vessel were sold during the six months ended June 30, 1998 to affiliated programs at cost. As of June 30, 1998, the Company held for sale to an affiliated program a 14.7% interest in an entity that owns a marine vessel with a cost of $2.5 million. As of December 31, 1997, the Company held no equipment for sale.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



6.   Debt

Assets acquired and held on an interim basis for placement with affiliated programs, for placement in the Company's nonrecourse securitization facility, or for sale to unaffiliated third parties have, from time to time, been partially funded by a $50.0 million warehouse credit facility that expires November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $55.0 million to $60.0 million until July 8, 1998. The facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of June 30, 1998, the Company had $46.8 million in borrowings under this facility, and EGF V had $1.6 million in borrowings under this facility. All borrowings under this facility are guaranteed by the Company. The Company believes it will be able to extend the facility prior to its expiration on similar terms.

The Company has available a securitization facility to be used to acquire assets on a nonrecourse basis, which is secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. This facility allows the Company to borrow up to $125.0 million until October 13, 1998. As of June 30, 1998, borrowings under this facility were $105.9 million. The Company believes it will be able to extend this facility on similar terms prior to its expiration and increase its borrowing capacity as needed.

In addition, during the first six months of 1998, the Company assumed $9.5 million in additional nonrecourse notes payable, bearing interest from 8.32% to 9.5% per annum, resulting in total nonrecourse notes payable, net of principal payments received, of $17.6 million as of June 30, 1998. Principal and interest on these notes are due monthly beginning November 1997 and ending May 2005. The notes are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

During the six months ended June 30, 1998, the Company repaid $2.9 million of the senior secured loan and $2.5 million of the senior secured notes, in accordance with the debt repayment schedules.

7.   Shareholders' Equity

During the first quarter of 1998, the Company completed the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in February 1997 and amended in July 1997. The Company repurchased 921,940 shares under this plan, for a total of $5.0 million.

During the six months ended June 30, 1998, 56,588 shares were issued from treasury stock as part of the senior management bonus program. During the six months ended June 30, 1998, 118,449 shares were repurchased. Consequently, the total common shares outstanding decreased to 8,339,103 as of June 30, 1998 from the 8,400,964 outstanding as of December 31, 1997.

In May 1998, the Company's Board of Directors adopted the 1998 Management Stock Compensation Plan (the Plan), which reserves 800,000 shares of the Company's common stock for issuance to certain management and key employees of the Company upon exercise of stock options. Vesting of these options occurs in three equal installments of 33 1/3% per year, initiating from the date of grant. During the six months ended June 30, 1998, 500,000 nonqualified options were granted under this plan at $6.81 per share, which equals 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the Plan).

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



7.   Shareholders' Equity (continued)

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended June 30, 1998 and 1997 was 8,337,963 and 9,204,167, respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the six months ended June 30, 1998 and 1997 was 8,399,098 and 9,186,428, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended June 30, 1998 and 1997 was 8,520,188 and 9,473,719, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the six months ended June 30, 1998 and 1997 was 8,596,458 and 9,457,520, respectively.

Legal Matters

In November 1995, a former employee of PLM International filed and served a first amended complaint (the complaint) in the United States District Court for the Northern District of California (Case No. C<0- 45>95<0- 45>2957 MMC) against the Company, the PLM International, Inc. Employee Stock Ownership Plan (ESOP), the ESOP's trustee, and certain individual employees, officers, and directors of the Company. The complaint contains claims for relief alleging breaches of fiduciary duties and various violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising principally from purported defects in the structure, financing, and termination of the ESOP, and for defendants' allegedly engaging in prohibited transactions and interfering with plaintiff's rights under ERISA. Plaintiff seeks monetary damages, rescission of the preferred stock transactions with the ESOP and/or restitution of ESOP assets, and attorneys' fees and costs under ERISA. In January 1996, the Company and other defendants filed a motion to dismiss the complaint for lack of subject matter jurisdiction, arguing the plaintiff lacked standing under ERISA. The motion was granted and in May 1996, the district court entered a judgment dismissing the complaint for lack of subject matter jurisdiction. Plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit seeking a reversal of the district court's dismissal of his ERISA claims, and in an opinion filed in October 1997, the Ninth Circuit reversed the decision of the district court and remanded the case to the district court for further proceedings. The Company filed a petition for rehearing, which was denied in November 1997. The Ninth Circuit mandate was filed in the district court in December 1997.

In February 1998, plaintiff was permitted by the district court to file a second amended complaint in order to bring the fourth, fifth, and sixth claims for relief as a class action on behalf of himself and all similarly situated people. These claims allege that the Company and the other defendants breached their fiduciary duties and entered into prohibited transactions in connection with the termination of the ESOP and by causing the ESOP to sell or exchange the preferred shares held for the benefit of the ESOP participants for less than their fair market value. Also in February 1998, the defendants filed a motion to dismiss the fourth, fifth, and sixth claims relating to the termination of the ESOP, and the seventh claim relating to defendants' alleged interference with plaintiff's rights under ERISA, all for failure to state claims for relief. The district court, in an order dated July 14, 1998, granted this motion and dismissed the fourth through seventh claims for relief.

In June 1998 the defendants filed a motion for summary judgment seeking a ruling that the first two claims for relief, which allege breaches arising out of the purchase and sale of stock at the inception of the ESOP, are barred by the applicable statute of limitations. In an order dated July 14, 1998, the district court granted in part and denied in part this motion and ruled that these claims for relief are barred by the statute of limitations to the extent that they rely on a theory that the automatic conversion feature and other terms and conditions of the purchase and sale of the preferred stock violated ERISA, but are not so barred to the extent that they rely on a theory that the purchase and sale of the preferred stock at the inception of the ESOP was for more than adequate consideration. Trial in this matter is set for May 3, 1999. The Company does not believe the remaining claims have any merit and plans to continue to defend this matter vigorously.

8.   Legal Matters (continued)

The Company and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

Following various unsuccessful requests that the district court reverse or otherwise amend its decisions, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. This appeal was voluntarily dismissed by plaintiffs in June 1998 pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



8.   Legal Matters (continued)

with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

9.   Purchase Commitments

As of June 30, 1998, the Company, through its AFG subsidiary, had committed to purchase $99.7 million of equipment for its commercial and industrial lease and finance receivables portfolio.

From July 1, 1998 to July 22, 1998, the Company, through its AFG subsidiary, funded $4.5 million of the commitments outstanding as of June 30, 1998 for its commercial and industrial lease and finance receivables portfolio.

As of July 22, 1998, the Company had committed to purchase $98.1 million of equipment for its commercial and industrial lease and finance receivables portfolio.

10.      Initial Public Offering

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third or fourth quarter of 1998; however, the timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

Subsequent Event

On July 15, 1998, the Company entered into a revolving line of credit agreement in the form of a promissory note that allows the Company to borrow up to $5.0 million until October 13, 1998. The promissory note bears interest at the prime rate, with interest due monthly in arrears. On July 21, 1998, the Company borrowed $1.6 million on this note.

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

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third or fourth quarter of 1998; however, the timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

Trailer Leasing

The Company operates 14 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened four of these rental yards in the six months ended June 30, 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

Other Transportation Equipment Leasing, Management of Investment Programs, and Other

The Company also owns intermodal trailers, in addition to the refrigerated and dry van over-the-road trailers mentioned above, from which it earns operating lease income and incurs operating expenses. The Company's intermodal trailers were mainly built prior to 1988. As the equipment ages, the Company continues to monitor the performance of these assets and current market conditions for leasing this equipment in order to seek the best opportunities for investment. As the Company does not intend to replace its intermodal equipment, this may result in higher costs of maintaining and operating aged equipment, and, in certain instances, limited remarketability.

The Company also has an 80% interest in a company owning 100% of a company located in Australia involved in aircraft brokerage and aircraft spare parts sales.

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program, which is typically 10 to 12 years. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a program, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

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

Comparison of the Company's Operating Results for the Three Months Ended June 30, 1998 and 1997

The following analysis reviews the operating results of the Company:

Revenues


                                                                                       For the Three Months
                                                                                          Ended June 30,
                                                                                   1998                          1997
                                                                    --------------------------------------------
                                                                                       (in thousands of dollars)


Operating lease income                                                  $      5,452                  $      3,429
Finance lease income                                                           3,042                         1,984
Management fees                                                                2,535                         2,797
Partnership interests and other fees                                             357                           507
Acquisition and lease negotiation fees                                         1,184                           585
Aircraft brokerage and services                                                  362                           661
Gain on the sale or disposition of assets, net                                 1,533                         1,233
Other                                                                            843                           694
                                                                    ---------------------------------------------------
  Total revenues                                                        $      15,308                 $     11,890


The fluctuations in revenues for the three months ended June 30, 1998, compared to the same quarter in 1997, are summarized and explained below.

Operating lease income by equipment type:


                                                                                       For the Three Months
                                                                                           Ended June 30,
                                                                                  1998                           1997
                                                                    --------------------------------------------
                                                                                      (in thousands of dollars)


Commercial and industrial equipment                                     $      2,686                  $      1,220
Refrigerated and dry van over-the-road trailers                                1,854                         1,197
Intermodal trailers                                                              590                           715
Marine vessel                                                                    284                            --
Aircraft                                                                          16                           143
Other                                                                             22                           154
                                                                    ---------------------------------------------------
  Total operating lease income                                          $      5,452                  $      3,429


Operating lease income includes revenues generated from assets held for operating lease and assets held for sale that are on lease. Operating lease income increased $2.0 million during the second quarter of 1998, compared to the same quarter of 1997. Operating lease income increased due to the following:

     (a) A $1.5 million increase in operating lease income was generated from commercial and industrial equipment. During the quarter ended June 30, 1998, the average original cost of commercial and industrial equipment on operating lease was $24.3 million, compared to $15.8 million during the quarter ended June 30, 1997.

     (b) A $0.7 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.


     (c) During the second quarter of 1998, the Company purchased a 100% interest in an entity owning a marine vessel that generated $0.3 million in lease revenues. The Company sold 85.3% of its interest in the entity that owns a marine vessel, for the amount of the Company's cost, to an affiliated program during the second quarter of 1998. During the second quarter of 1997, no similar revenue was earned by the Company.

These increases in operating lease income were partially offset by a $0.4 million decrease in marine container, aircraft, and intermodal trailer operating lease income, due to the Company's strategic decision to dispose of certain of these transportation assets and exit certain equipment markets. Intermodal trailer lease revenues also decreased due to lower utilization, compared to the same quarter of the prior year.

Finance lease income:

The Company earns finance lease income for certain leases originated by AFG that are either retained for long-term investment or sold to third parties or to institutional investment programs. Finance lease income increased $1.1 million in the three months ended June 30, 1998, compared to the same quarter in 1997, reflecting an increase in commercial and industrial assets that were on finance lease. For the quarter ended June 30, 1998, the average investment in direct finance leases was $150.1 million, compared to $68.0 million for the same quarter of 1997.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.3 million for the quarter ended June 30, 1998, compared to the same quarter of the prior year. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are expected to decrease in the future as they begin liquidation and the associated equipment portfolios become permanently reduced.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.5 million and $0.6 million for the quarters ended June 30, 1998 and 1997, respectively. In addition, a decrease of $0.1 million in the Company's residual interests in the programs was recorded during both the quarters ended June 30, 1998 and 1997. The decrease in net earnings and distribution levels and residual interests in the quarter ended June 30, 1998, compared to the same quarter of 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated programs when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

Acquisition and lease negotiation fees:

During the quarter ended June 30, 1998, the Company, on behalf of the EGF programs, purchased a commercial aircraft for $7.8 million and a beneficial interest in an entity that owns a marine vessel for $9.6 million, compared to $10.0 million of equipment purchased on behalf of the EGFs during the same quarter of 1997, resulting in a $0.4 million increase in acquisition and lease negotiation fees. Also during the quarter ended June 30, 1998, equipment purchased by AFG for the institutional investment programs was $8.1 million, compared to $1.3 million for the same quarter in 1997, resulting in an increase of $0.2 million in acquisition and lease negotiation fees for the quarter ended June 30, 1998. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's spare part sales and brokerage subsidiary, decreased $0.3 million during the quarter ended June 30, 1998, compared to the same quarter in 1997, due to a decrease in spare parts sales.

Gain on the sale or disposition of assets, net:

During the quarter ended June 30, 1998, the Company recorded $1.5 million in gain on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, and $0.9 million related to the sale of commercial and industrial equipment. During the quarter ended June 30, 1997, the Company recorded $1.2 million in net gain on the sale or disposition of assets. Of this gain, $0.4 million resulted from the sale or disposition of trailers, marine containers, commuter aircraft, storage units, and railcars, and $0.4 million related to the sale of commercial and industrial equipment. Also during the second quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million.

Other:

Other revenues increased $0.1 million for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, due to an increase in brokerage and consulting fees.

Costs and Expenses


                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                           1998                          1997
                                                                    --------------------------------------------
                                                                               (in thousands of dollars)


Operations support                                                      $      4,829                  $      4,158
Depreciation and amortization                                                  3,497                         2,141
General and administrative                                                     2,085                         2,710
                                                                    ---------------------------------------------------
  Total costs and expenses                                              $      10,411                 $      9,009


Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.7 million (16%) for the quarter ended June 30, 1998, compared to the same quarter in 1997. The increase resulted from a $0.5 million write-down of the Company's spare parts aircraft inventory located in Australia and a $0.4 million increase in compensation and benefits expense primarily due to the expansion of PLM Rental, partially offset by a $0.2 million decrease in costs of goods sold associated with the decrease in aircraft spare parts sales.

Depreciation and amortization:

Depreciation and amortization expenses increased $1.4 million (63%) for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment owned and on operating lease, which was partially offset by the reduction in depreciable aircraft, marine containers, and intermodal trailers (discussed in the operating lease income section).

General and administrative:

General and administrative expenses decreased $0.6 million (23%) during the quarter ended June 30, 1998, compared to the same quarter in 1997, primarily due to a $0.5 million decrease in expenses related to the Company's response to shareholder-sponsored initiatives in the quarter ended June 30, 1997 and to a $0.1 million decrease in legal expenses related to the Koch action (refer to Note 8).

Other Income and Expenses


                                                                              For the Three Months
                                                                                 Ended June 30,
                                                                           1998                 1997
                                                                   -------------------------------------------
                                                                            (in thousands of dollars)


Interest expense                                                       $    (3,604)          $   (2,352)
Interest income                                                                299                  452
Other income (expenses), net                                                   469                   (3)


Interest expense:

Interest expense increased $1.3 million (53%) during the quarter ended June 30, 1998, compared to the same quarter in 1997, due to an increase in borrowings of nonrecourse securitized debt and due to an increase in borrowings on the warehouse credit facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan and the senior secured notes.

Interest income:

Interest income decreased $0.2 million (34%) during the quarter ended June 30, 1998, compared to the same quarter in 1997, due to a decrease in average cash balances.

Other income (expenses), net:

Other income (expenses), net increased $0.5 million. During the second quarter of 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 8).

Provision for income taxes:

For the three months ended June 30, 1998, the provision for income taxes was $0.9 million, representing an effective rate of 42%. For the three months ended June 30,1997, the provision for income taxes was $0.3 million, representing an effective rate of 34%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States.

Net Income

As a result of the foregoing, for the three months ended June 30, 1998, net income was $1.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.14. For the same quarter in 1997, net income was $0.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.07.

Comparison of the Company's Operating Results for the Six Months Ended June 30, 1998 and 1997

The following analysis reviews the operating results of the Company:

Revenues


                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                            1998                          1997
                                                                    --------------------------------------------
                                                                                (in thousands of dollars)


Operating lease income                                                   $     9,344                 $       7,658
Finance lease income                                                           5,694                         3,798
Management fees                                                                5,099                         5,658
Partnership interests and other fees                                             681                           993
Acquisition and lease negotiation fees                                         2,211                           763
Aircraft brokerage and services                                                  886                         1,335
Gain on the sale or disposition of assets, net                                 2,295                         2,601
Other                                                                          1,642                         1,535
                                                                    ---------------------------------------------------
  Total revenues                                                         $     27,852                $      24,341


The fluctuations in revenues for the six months ended June 30, 1998, compared to the same period in 1997, are summarized and explained below.

Operating lease income by equipment type:


                                                                                 For the Six Months
                                                                                    Ended June 30,
                                                                             1998                       1997
                                                                    --------------------------------------------
                                                                               (in thousands of dollars)


Commercial and industrial equipment                                     $      4,299                   $     2,423
Refrigerated and dry van over-the-road trailers                                3,432                         2,407
Intermodal trailers                                                            1,179                         1,453
Marine vessel                                                                    284                            --
Aircraft                                                                          74                           451
Mobile offshore drilling units                                                    --                           604
Other                                                                             76                           320
                                                                    ---------------------------------------------------
  Total operating lease income                                          $      9,344                   $     7,658


Operating lease income includes revenues generated from assets held for operating lease and assets held for sale that are on lease. Operating lease income increased $1.7 million during the six months ended June 30, 1998, compared to the same period in 1997. Operating lease income increased due to the following:

     (a) A $1.9 million increase in operating lease income was generated from commercial and industrial equipment. During the six months ended June 30, 1998, the average original cost of commercial and industrial equipment on operating lease was $24.2 million, compared to $16.3 million during the six months ended June 30, 1997.

     (b) A $1.0 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

     (c) During the second quarter of 1998, the Company purchased a 100% interest in an entity owning a marine vessel that generated $0.3 million in lease revenues. The Company sold 85.3% of its interest in the entity that owns the marine vessel, for the amount of the Company's cost, to an affiliated program during the second quarter of 1998.

These increases in operating lease income were partially offset by the following:

     (a) During the six months ended June 30, 1997, the Company owned one mobile offshore drilling unit, as well as a 25.5% interest in an entity that owned another mobile offshore drilling unit, which generated $0.6 million in lease revenues. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997. No similar asset was owned by the Company during the six months ended June 30, 1998.

     (b) A $0.8 million decrease in marine container, aircraft and intermodal trailer operating lease income was due to the Company's strategic decision to dispose of certain of these transportation assets and exit certain equipment markets. Intermodal trailer lease revenues also decreased due to lower utilization, compared to the same period of the prior year.

Finance lease income:

The Company earns finance lease income for certain leases originated by AFG that are either retained for long-term investment or sold to third parties or to institutional investment programs. Finance lease income increased $1.9 million in the six months ended June 30, 1998, compared to the same period in 1997, reflecting an increase in commercial and industrial assets that were on finance lease. For the six months ended June 30, 1998, the average investment in direct finance leases was $134.4 million, compared to $68.8 million for the same period of 1997.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.6 million for the six months ended June 30, 1998, compared to the same period of the prior year. The decrease in management fees resulted from a net decrease in managed equipment from the remaining older programs. With the termination of syndication activities in 1996, management fees from the EGF programs are expected to decrease in the future as they begin liquidation and the associated equipment portfolios become permanently reduced.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.0 million and $1.2 million for the six months ended June 30, 1998 and 1997, respectively. In addition, a decrease of $0.3 million and $0.2 million in the Company's residual interests in the programs was recorded during the six months ended June 30, 1998 and 1997, respectively. The decrease in net earnings and distribution levels and residual interests in the six months ended June 30, 1998, compared to the same period of 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated programs when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

Acquisition and lease negotiation fees:

During the six months ended June 30, 1998, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $14.1 million and beneficial interests in entities that own marine vessels for $18.8 million, compared to $10.0 million in equipment purchased on behalf of the EGFs during the same period of 1997, resulting in a $1.2 million increase in acquisition and lease negotiation fees. Also during the six months ended June 30, 1998, equipment purchased by AFG for the institutional investment programs was $14.1 million, compared to $7.6 million for the same period in 1997, resulting in a $0.2 million increase in acquisition and lease negotiation fees for the six months ended June 30, 1998, compared to the same period of the prior year. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's spare part sales and brokerage subsidiary, decreased $0.4 million during the six months ended June 30, 1998, compared to the same period in 1997, due to a decrease in spare parts sales.

Gain on the sale or disposition of assets, net:

During the six months ended June 30, 1998, the Company recorded $2.3 million in gain on the sale or disposition of assets. Of this gain, $0.8 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, and $1.0 million related to the sale of commercial and industrial equipment. Also during the six months ended June 30, 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million. During the six months ended June 30, 1997, the Company recorded $2.6 million in gain on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of trailers, marine containers, commuter aircraft, storage units, and railcars, and $1.2 million related to the sale of commercial and industrial equipment. Also during the six months ended June 30, 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million.

Costs and Expenses


                                                                              For the Six Months
                                                                                 Ended June 30,
                                                                          1998                      1997
                                                                    --------------------------------------------
                                                                              (in thousands of dollars)


Operations support                                                       $     8,754             $   8,222
Depreciation and amortization                                                  6,047                 4,346
General and administrative                                                     3,883                 4,726
                                                                    ---------------------------------------------------
  Total costs and expenses                                               $     18,684            $  17,294


Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.5 million (6%) for the six months ended June 30, 1998, compared to the same period of 1997. The increase resulted from a $0.5 million write-down of the Company's spare parts aircraft inventory located in Australia, and a $0.2 million increase in compensation and benefits expense due to the expansion of PLM Rental. These increases were partially offset by a $0.2 million decrease in costs of goods sold associated with the decrease in aircraft spare parts sales.

Depreciation and amortization:

Depreciation and amortization expenses increased $1.7 million (39%) for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment owned and on operating lease, which was partially offset by the reduction in depreciable aircraft, marine containers, and intermodal trailers (discussed in the operating lease income section).

General and administrative:

General and administrative expenses decreased $0.8 million (18%) during the six months ended June 30, 1998, compared to the same period of the prior year, primarily due to a $0.5 million decrease in expenses related to the Company's response to shareholder-sponsored initiatives in the six months ended June 30, 1997, a $0.2 million decrease in legal expenses related to the Koch action (refer to Note 8), and a $0.1 million decrease in compensation and benefits expenses, (after allocations to the managed programs), as a result of a decrease in staffing requirements.

Other Income and Expenses

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                       1998                   1997
                                                                   -------------------------------------------
                                                                            (in thousands of dollars)


Interest expense                                                      $     (6,674)         $    (4,994)
Interest income                                                                694                  838
Other income (expenses), net                                                   463                  (24)


Interest expense:

Interest expense increased $1.7 million (34%) during the six months ended June 30, 1998, compared to the same period in 1997, due to an increase in borrowings of nonrecourse securitized debt and due to an increase in borrowings on the warehouse credit facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan and the senior secured notes.

Interest income:

Interest income decreased $0.1 million (17%) during the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to a decrease in average cash balances.

Other income (expenses), net:

Other income (expenses), net increased $0.5 million. During the second quarter of 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 8).

Provision for income taxes:

For the six months ended June 30, 1998, the provision for income taxes was $1.5 million, representing an effective rate of 40%. For the six months ended June
30,1997, the provision for income taxes was $0.9 million, representing an effective rate of 33%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States.

Net Income

As a result of the foregoing, for the six months ended June 30, 1998, net income was $2.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.26 and $0.25, respectively. For the same period in 1997, net income was $1.9 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.21 and $0.20, respectively.

Liquidity and Capital Resources

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

Liquidity in 1998 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of commercial and industrial equipment leasing transactions for which the Company earns fees and a spread, additional borrowings, and the potential proceeds from the initial public offering of AFG. Management believes that the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing:

Senior Secured Loan: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $17.6 million as of June 30, 1998 and July 22, 1998, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of June 30, 1998, the cash collateral balance for this loan was $2.4 million and is included in restricted cash and cash equivalents on the Company's balance sheet. During the six months ended June 30, 1998, the Company repaid $2.9 million on this facility. The facility required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 through termination of the loan in June 2001.

Senior Secured Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. During the six months ended June 30, 1998, the Company repaid $2.5 million on this facility. As of June 30, 1998 and July 22, 1998, the Company had $21.3 million outstanding under this agreement. Principal payments of $1.3 million are payable quarterly through termination of the loan on August 15, 2002.

Promissory Note: On July 15, 1998, the Company entered into a $5.0 million revolving line of credit agreement in the form of a promissory note that allows the Company to borrow up to $5.0 million until October 13, 1998. The promissory note bears interest at the prime rate, with interest due monthly in arrears. On July 21, 1998, the Company borrowed $1.6 million on this note.

Warehouse Credit Facility: Assets acquired and held on an interim basis for placement with affiliated programs or sale to third parties or purchased for placement in the Company's nonrecourse securitization facility have, from time to time, been partially funded by a $50.0 million warehouse credit facility that expires November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $55.0 million to $60.0 million until July 8, 1998. The Company believes that it will be able to extend this facility on similar terms prior to its expiration.

This facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of June 30, 1998, the Company had $46.8 million in borrowings under this facility, and EGF V had $1.6 million in borrowings under this facility. As of July 22, 1998, the Company had $46.1 million in borrowings under this facility. There were no other borrowings under this facility as of July 22, 1998.

Nonrecourse Securitized Debt: The Company has available a nonrecourse securitization facility for up to $125.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms of one to seven years. This facility is available for a one-year period expiring October 13, 1998. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration and increase its borrowing capacity as needed. As of June 30, 1998, $105.9 million in borrowings was outstanding under this facility. As of July 22, 1998, $107.1 million in borrowings was outstanding under this facility.

   In addition to the $125.0 million nonrecourse securitization facility discussed above, as of June 30, 1998 and July 22, 1998, the Company had $17.6 million and $17.5 million, respectively, in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment that have terms corresponding to the note repayment schedules beginning November 1997 and ending May 2005. The notes bear interest from 8.32% to 9.5% per annum.

Interest-Rate Swap Contracts: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of June 30, 1998, the swap agreements had a weighted-average duration of 1.41 years, corresponding to the terms of the related debt. As of June 30, 1998, a notional amount of $108.4 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.66% on such obligations. For the six months ended June 30, 1998, interest expense increased by $0.2 million due to these arrangements.

Commercial and industrial equipment leasing:

The Company earns finance lease or operating lease income for leases originated and retained by AFG. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse securitization facility. AFG also originates loans in which it takes a security interest in the assets. From January 1, 1998 through July 22, 1998, the Company funded commercial and industrial leases and finance receivables with an original equipment cost of $120.1 million. A portion of these transactions was financed, on an interim basis, through the Company's warehouse credit facility. Some equipment subject to leases is sold to institutional investment programs for which the Company is the servicer. Acquisition and management fees are received for the sale and subsequent servicing of these leases. The Company believes that this lease origination operation is a growth area for the future.

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission for the initial public offering. The offering is expected to commence in the third or fourth quarter of 1998; however, the timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

As of June 30, 1998, the Company had committed to purchase $99.7 million of equipment for its commercial and industrial lease and finance receivables portfolio, to be held by the Company or sold to the institutional investment programs or to other third parties.

From July 1, 1998 through July 22, 1998, the Company funded $4.5 million of commitments outstanding as of June 30, 1998 for its commercial and industrial lease and finance receivables portfolio.

As of July 22, 1998, the Company had committed to purchase $98.1 million of equipment for its commercial and industrial lease and finance receivables portfolio.

Trailer leasing:

The Company operates 14 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened four of these rental yards in the six months ended June 30, 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

Other transportation equipment leasing, management of investment programs, and other:

During the six months ended June 30, 1998, the Company generated proceeds of $22.9 million from the sale of transportation and other related equipment. The net proceeds from the sale of assets that were collateralized as part of the senior secured loan facility were placed in a collateral account.

Over the last four years, the Company has downsized its transportation equipment portfolio through the sale or disposal of underperforming assets. The Company will continue to analyze its transportation equipment portfolio for underperforming assets to sell or dispose of as necessary.

The Company also has an 80% interest in a company owning 100% of a company located in Australia involved in aircraft brokerage and aircraft spare parts sales. This company is being marketed for sale.

Management believes that, through debt and equity financing, possible sales of equipment, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Year 2000 compliance:

The Company is currently addressing the year 2000 computer software issues and is creating a timetable for carrying out any program modifications that may be required. The Company anticipates that all such program modifications will be completed by the end of 1998, and does not anticipate that the cost of these modifications will be material.

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

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

See Note 8 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders, held June 8, 1998, four items were submitted to a vote of the Company's security holders.

1. Randall L. -W. Caudill was re-elected to the Board of Directors of the Company. The votes cast in the election were 5,433,448 votes for, and 1,705,326 votes withheld.

Directors whose terms continued after the Annual Meeting of Stockholders, held June 8, 1998 are as follows:

                        Class I (Terms Expire in 2000)
                        Robert N. Tidball
                        Robert L. Witt

                        Class III (Terms Expire in 1999)
                        Douglas P. Goodrich
                        Harold R. Somerset

2. The recommendation to repeal Article Eleventh of the Company's Certificate of Incorporation was approved.

                                     Votes

  For            Against            Abstentions               Broker Non Votes
3,333,937        2,412,236          137,419                    1,255,182



3. The recommendation to amend the Company's Certificate of Incorporation so that the Company would not be governed by Section 203 of Delaware General Corporation Law was approved.

                                      Votes

   For           Against              Abstentions          Broker Non Votes
3,154,309        2,590,770              138,513                1,255,182



4. The recommendation to amend Article Sixth of the Company's Certificate of Incorporation to eliminate the division of the directors into classes so that all directors are elected annually was approved.

                                      Votes

    For               Against            Abstentions      Broker Non Votes
 4,447,626            1,308,454            127,512           1,255,182

Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibits

10.1 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998.

10.2 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998.

10.3 1998 Management Stock Compensation Plan, dated May 12, 1998.

10.4 $5.0 million Promissory Note, dated July 15, 1998, executed by PLM International, Inc. in favor of First Union National Bank.

(B) Reports on Form 8-K

    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLM INTERNATIONAL, INC.



                                          /s/ Richard K Brock
                                          --------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller






Date: July 22, 1998