Form 10-Q
period 1998-09-30
PLM INTERNATIONAL INC
filed 1998-10-27
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the fiscal quarter ended September 30, 1998

                                                        or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of October 27, 1998 - 8,223,219 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)





                                                                  For the Three Months                For the Nine Months
                                                                   Ended September 30,               Ended September 30,

                                                                  1998           1997               1998            1997
                                                             ----------------------------------------------------------------

Revenues
Operating lease income                                         $    5,390       $   4,429          $    14,734       $  12,087
Finance lease income                                                3,535           2,638                9,229           6,436
Management fees                                                     2,550           2,792                7,649           8,450
Partnership interests and other fees                                   61             162                  742           1,155
Acquisition and lease negotiation fees                                872             986                3,083           1,749
Aircraft brokerage and services                                       204             479                1,090           1,814
Gain on the sale or disposition of assets, net                      1,308             649                3,603           3,250
Other                                                               1,003             794                2,645           2,329
                                                              --------------------------------------------------------------------
  Total revenues                                                   14,923          12,929               42,775          37,270
                                                              --------------------------------------------------------------------

Costs and expenses
Operations support                                                  4,559           3,901               13,313          12,123
Depreciation and amortization                                       2,844           2,315                8,891           6,661
General and administrative                                          1,895           2,709                5,778           7,435
                                                              --------------------------------------------------------------------
  Total costs and expenses                                          9,298           8,925               27,982          26,219
                                                              --------------------------------------------------------------------

Operating income                                                    5,625           4,004               14,793          11,051

Interest expense                                                   (3,989)         (2,466)             (10,663)         (7,460 )
Interest income                                                       518             390                1,212           1,228
Other income (expense), net                                            15              15                  478              (9 )
                                                              ----------------------------------------------------------------------
  Income before income taxes                                        2,169           1,943                5,820           4,810

Provision for income taxes                                            807             624                2,274           1,562
                                                              --------------------------------------------------------------------

  Net income to common shares                                  $    1,362       $   1,319          $     3,546       $   3,248
                                                              ======================================================================

Basic earnings per weighted-average common
  share outstanding                                            $     0.16       $    0.14          $      0.42       $    0.35
                                                              ====================================================================

Diluted earnings per weighted-average common
  share outstanding                                            $     0.16       $    0.14          $      0.41       $    0.34
                                                              ====================================================================











             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS


                                                                         September 30,            December 31,
                                                                             1998                     1997
                                                                      -------------------------------------------

 Cash and cash equivalents                                                 $      6,377              $     5,224
 Receivables                                                                      5,939                    4,969
 Receivables from affiliates                                                      2,700                    5,007
 Investment in direct finance leases, net                                       173,387                  119,613
 Loans receivable                                                                22,009                    5,861
 Equity interest in affiliates                                                   23,323                   26,442
 Transportation equipment held for operating leases                              49,318                   50,252

     Less accumulated depreciation                                              (14,555)                 (26,981 )
                                                                      -----------------------------------------------
                                                                                 34,763                   23,271

Commercial and industrial equipment held for operating leases                    21,742                   23,268
Less accumulated depreciation                                                    (8,187)                  (4,816 )
                                                                      -----------------------------------------------
                                                                                 13,555                   18,452

Restricted cash and cash equivalents                                             10,095                   18,278
Other, net                                                                        6,965                    9,166
                                                                      -----------------------------------------------
Total assets                                                               $    299,113              $   236,283
                                                                      ===============================================



            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY


Liabilities
Warehouse credit facility                                                  $     44,500              $    23,040
Senior secured loan                                                              16,176                   20,588
Senior secured notes                                                             25,078                   23,843
Other secured debt                                                                   --                      413
Nonrecourse securitized debt                                                    124,097                   81,302
Payables and other liabilities                                                   21,825                   25,366
Deferred income taxes                                                            17,527                   14,860
                                                                      -----------------------------------------------
  Total liabilities                                                             249,203                  189,412

Minority interest                                                                    --                      323

Shareholders' equity
Common stock ($.01 par value, 50.0 million shares
  authorized, 8,329,881 issued and outstanding as of
  September 30, 1998 and 8,393,362 as of December 31, 1997)                         112                      112
Paid-in capital, in excess of par                                                74,929                   74,650
Treasury stock (3,705,874 and 3,641,485 shares at
  respective dates)                                                             (14,030)                 (13,435 )
Accumulated deficit                                                             (11,101)                 (14,647 )
Accumulated other comprehensive loss                                                 --                     (132 )
  Total shareholders' equity                                                     49,910                   46,548
                                                                      -----------------------------------------------
      Total liabilities, minority interest, and shareholders' equity       $    299,113              $   236,283
                                                                      ===============================================




             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the Year Ended December 31,
                         1997 and the Nine Months Ended
                             September 30, 1998 (in
                              thousands of dollars)







                                                   Common Stock                       Accumulated
                                   ---------------------------------------------       Deficit &
                                                    Paid-in                          Accumulated
                                                    Capital in                           Other                            Total
                                         At          Excess           Treasury        Comprehensive     Comprehensive  Shareholders'
                                         Par           of Par           Stock            Loss              Income         Equity
                                   ------------------------------------------------------------------------------------------------


  Balances, December 31, 1996            $  117       $  77,778        $   (12,382)    $  (19,193 )                        $ 46,320
Comprehensive income:
  Net income                                                                                4,667         $    4,667          4,667
  Other comprehensive loss:
    Foreign currency translation loss                                                        (123 )             (123)          (123)
Total comprehensive income                                                                                     4,544
                                                                                                       ==================
Common stock repurchases                     (5 )        (3,128)            (1,268)                                          (4,401)
Reissuance of treasury stock, net                                              215            (38 )                             177
Redemption of shareholder rights                                                              (92 )                             (92)
  Balances, December 31, 1997               112          74,650            (13,435)       (14,779 )                          46,548

Comprehensive income:
  Net income                                                                                3,546              3,546          3,546
  Other comprehensive income:
  Foreign currency translation
     income                                                                                   132                132            132
Total comprehensive income                                                                                $    3,678
                                                                                                       ==================
Exercise of stock options                                   200                211                                              411
Common stock repurchases                                                    (1,017)                                          (1,017)
Reissuance of treasury stock                                 79                211                                              290
                                        -----------------------------------------------------------------               ------------
  Balances, September 30, 1998           $  112       $  74,929        $   (14,030)    $  (11,101 )                    $     49,910
                                        =================================================================               ============


















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                                        For the Nine Months
                                                                                                        Ended September 30,
                                                                                                     1998                1997
                                                                                                -----------------------------------
Operating activities
Net income                                                                                    $      3,546          $      3,248
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                    8,891                 6,661
    Foreign currency translation                                                                       (80)                  (23 )
    Deferred income tax expense                                                                      2,576                 1,401
    Gain on sale or disposition of assets, net                                                      (3,603)               (3,250 )
    Loss on sale of investment in subsidiary                                                           245                    --
    Undistributed residual value interests                                                           1,032                   508
    Minority interest in net loss of subsidiaries                                                     (100)                  (13 )
    Decrease in payables and other liabilities                                                      (3,351)                 (662 )
    Decrease in receivables and receivables from affiliates                                          1,555                   391
    Amortization of organization and offering costs                                                  2,129                 2,183
    Decrease in other assets                                                                           438                   757
                                                                                             ---------------------------------------
      Net cash provided by operating activities                                                     13,278                11,201
                                                                                             ---------------------------------------

Investing activities
Principal payments received on finance leases                                                       23,115                12,627
Principal payments received on loans                                                                 3,511                 1,493
Investment in direct finance leases                                                               (108,522)              (60,996 )
Investment in loans receivable                                                                     (19,659)                 (777 )
Purchase of property, plant, and equipment                                                            (199)                 (760 )
Purchase of transportation equipment and capital improvements                                      (41,849)              (30,834 )
Purchase of commercial and industrial equipment held for operating lease                           (22,543)               (8,865 )
Proceeds from  the sale of transportation equipment for lease                                        6,150                10,761
Proceeds from the sale of assets held for sale                                                      22,366                24,710
Proceeds from the sale of commercial and industrial equipment on finance lease                      30,756                37,504
Proceeds from the sale of commercial and industrial equipment on operating lease                    25,859                 7,484
Sale of investment in subsidiary                                                                       176                    --
Decrease (increase) in restricted cash and cash equivalents                                          8,183                  (336 )
                                                                                            ---------------------------------------
      Net cash used in investing activities                                                        (72,656)               (7,989 )




                                               (continued)












             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                                        For the Nine Months
                                                                                                        Ended September 30,
                                                                                                     1998                1997
                                                                                                -----------------------------------


Financing activities
Borrowings of warehouse credit facility                                                        $     122,945         $     76,427
Repayment of warehouse credit facility                                                             (101,485)             (107,393 )
Repayment of senior secured loan                                                                     (4,412)               (2,941 )
Borrowings of senior secured notes                                                                    5,000                 9,000
Repayment of senior secured notes                                                                    (3,765)               (1,902 )
Borrowings of other secured debt                                                                        173                    --
Repayment of other secured debt                                                                        (114)                 (144 )
Borrowings of nonrecourse securitized debt                                                           64,578                36,055
Repayment of nonrecourse securitized debt                                                           (21,783)              (12,940 )
Redemption of shareholder rights                                                                         --                   (92 )
Exercise of stock options                                                                               411                    --
Purchase of stock                                                                                    (1,017)                 (775 )
                                                                                             ---------------------------------------
      Net cash provided by (used in) financing activities                                            60,531                (4,705 )
                                                                                             ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                                  1,153                (1,493 )
Cash and cash equivalents at beginning of period                                                      5,224                 7,638

                                                                                             ---------------------------------------
Cash and cash equivalents at end of period                                                     $      6,377          $      6,145
                                                                                             =======================================

Supplemental information
Net cash paid for interest                                                                     $     10,171          $      7,088
                                                                                             =======================================
Net cash paid for income taxes                                                                 $      1,529          $        759
                                                                                             =======================================
Reissuance of treasury stock                                                                   $        290          $        201
                                                                                             =======================================
Commercial and industrial purchases included in accounts payable                               $     10,711          $      1,967
                                                                                             =======================================


























             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of September 30, 1998 and December 31, 1997, statements of income for the three and nine months ended September 30, 1998 and 1997, statements of changes in shareholders' equity for the year ended December 31, 1997 and the nine months ended September 30, 1998, and statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.  ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires start-up activities and organization costs to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. This statement is effective for the Company's fiscal year ended December 31, 1999, with earlier application permitted. Upon adoption of this statement, the Company will take a pre-tax charge related to start-up costs of one of its subsidiary's of approximately $0.4 million. The Company is continuing to review this statement for any other impact it may have on the Company's consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



3.  RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

 4. FINANCING TRANSACTION ACTIVITIES

The Company's wholly-owned subsidiary, American Finance Group, Inc. (AFG), originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt, for the Company's own account or for sale to institutional investment programs or other unaffiliated investors. The Company generally uses its warehouse credit facility to finance the acquisition of the assets, subject to these leases, prior to sale or permanent financing by nonrecourse securitized debt. The majority of these transactions are accounted for as finance leases, while some qualify as operating leases or loans.

Prior to 1998, the Company expensed initial direct lease origination costs, which were not material, as incurred. Under generally accepted accounting principles, the effects of such activities, if material, should be capitalized. Because the Company anticipates its portfolio of equipment on lease to continue to grow during the next few years, and for the resulting initial direct lease origination costs to become material, effective January 1, 1998, the Company now capitalizes these costs, which totaled $0.5 million for the nine months ended September 30, 1998. Initial direct lease origination costs are amortized over the life of the related lease.

During the nine months ended September 30, 1998, the Company purchased $108.5 million in equipment that was placed on finance lease. Also during the nine months ended September 30, 1998, the Company sold equipment on finance lease with an original equipment cost of $30.2 million, resulting in a net gain of $0.9 million.

5.   EQUIPMENT

Equipment held for operating lease includes transportation equipment, which is depreciated over its estimated useful life, and commercial and industrial equipment, which is depreciated over the lease term.

During the nine months ended September 30, 1998, the Company purchased $22.5 million in commercial and industrial equipment, which was placed on operating lease. During the nine months ended September 30, 1998, the Company sold commercial and industrial equipment that was on operating lease, with a net book value of $24.7 million, for a net gain of $1.2 million.

During the first nine months of 1998, the Company purchased trailers for $19.9 million and sold trailers with a net book value of $4.7 million for $5.0 million. In addition, the Company sold an aircraft engine and its 20% interest in a commuter aircraft, with a combined net book value of $0.4 million, for $1.1 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less the costs to sell. During the first nine months of 1998, the Company purchased railcars for $1.9 million, portable heaters for $3.0 million, and an entity that owns a marine vessel for $17.0 million. The railcars were sold during the first quarter to an unaffiliated third party for a net gain of $0.5 million. The portable heaters and the entity that owns a marine vessel were sold during the nine months ended September 30, 1998 to affiliated programs at cost. As of September 30, 1998 and December 31, 1997, the Company had no equipment held for sale.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



6.   DEBT

Assets acquired and held on an interim basis for placement with affiliated programs, for placement in the Company's nonrecourse securitization facility, or for sale to unaffiliated third parties have, from time to time, been partially funded by a $50.0 million warehouse credit facility that expires November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase the Company's AFG subsidiary's borrowing capacity on the facility from $55.0 million to $60.0 million until July 8, 1998. The facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of September 30, 1998, the Company had $44.5 million in borrowings under this facility. There were no other borrowings under this facility as of September 30, 1998. All borrowings under this facility are guaranteed by the Company. The Company is currently in negotiations to extend or replace this facility. Management believes it will be able to extend this facility prior to its expiration on similar terms.

The Company has available a securitization facility to be used to acquire assets on a nonrecourse basis, which is secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. This facility allows the Company to borrow up to $125.0 million. In October 1998, the Company received a commitment letter from First Union National Bank extending the availability of borrowing under the facility through October 12, 1999. As of September 30, 1998, borrowings under this facility were $105.0 million. The Company believes it will be able to extend this facility on similar terms prior to its expiration and increase its borrowing capacity as needed.

In addition, during the first nine months of 1998, the Company assumed $12.4 million in additional nonrecourse notes payable, resulting in total nonrecourse notes payable, net of principal payments received, of $19.1 million as of September 30, 1998. Principal and interest on these notes are due monthly beginning November 1997 and ending May 2005. The notes bear interest from 8.32% to 9.5% per annum and are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

On September 22, 1998, the Company's senior secured note agreement was amended allowing the Company to borrow an additional $10.0 million under the facility during the period from September 22, 1998 through October 15, 1998. During the nine months ended September 30, 1998, the Company borrowed $5.0 million and repaid $3.8 million on the senior secured notes, in accordance with the debt repayment schedule. As of September 30,1998, the Company had $25.1 in borrowings on these notes. Principal payments are payable quarterly through termination of the loan on August 15, 2002.

During the nine months ended September 30, 1998, the Company repaid $4.4 million of the senior secured loan, in accordance with the debt repayment schedule.

On July 15, 1998, the Company entered into a revolving line of credit agreement in the form of a promissory note that allowed the Company to borrow up to $5.0 million until October 13, 1998, bearing interest at the prime rate, with interest due monthly in arrears. As of September 30, 1998, the Company had no borrowings under this note.

7.   SHAREHOLDERS' EQUITY

During the first quarter of 1998, the Company completed the $5.0 million common stock repurchase plan authorized by the Company's Board of Directors in February 1997 and amended in July 1997. The Company repurchased 921,940 shares under this plan, for a total of $5.0 million.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



7.  SHAREHOLDERS' EQUITY (continued)

On August 31, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $1.0 million of the Company's common stock. As of September 30, 1998, 64,300 shares, for a total of $0.4 million had been repurchased under this plan. The Company repurchased an additional 106,000 shares for $0.6 million in October 1998, completing the repurchase plan.

During the nine months ended September 30, 1998, 56,588 shares of common stock were issued from treasury stock as part of the senior management bonus program, and 56,500 shares were issued under a stock option plan. During the nine months ended September 30, 1998, 176,569 shares were repurchased by the Company. Consequently, the total common shares outstanding decreased to 8,329,881 as of September 30, 1998 from the 8,393,362 outstanding as of December 31, 1997.

In May 1998, the Company's Board of Directors adopted the 1998 Management Stock Compensation Plan (the Plan), which reserves 800,000 shares of the Company's common stock for issuance to certain management and key employees of the Company upon exercise of stock options. Vesting of these options occurs in three equal installments of 33 1/3% per year, initiating from the date of grant. During the nine months ended September 30, 1998, 500,000 nonqualified options were granted under this plan at $6.81 per share, which equaled 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the Plan).

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended September 30, 1998 and 1997 was 8,385,549 and 9,148,483,
respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the nine months ended September 30, 1998 and 1997 was 8,367,907 and 9,173,779, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended September 30, 1998 and 1997 was 8,579,197 and 9,331,260, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the nine months ended September 30, 1998 and 1997 was 8,578,209 and 9,415,434, respectively.

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



8.  LEGAL MATTERS (continued)

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

On September 30, 1998 plaintiff filed a motion to certify as final, and enter judgment on, the two July 14, 1998 orders. If granted, plaintiff will be permitted to file with the Ninth Circuit an immediate appeal of the district court's dismissal of the fourth through seventh claims for relief and the grant of summary judgment as to portions of the first and second claims for relief. Defendants have opposed this motion, and a hearing is scheduled for November 6, 1998. Defendants filed their answer to the second amended complaint on September 18, 1998, denying the allegations contained in the first, second and third claims for relief. The trial regarding these remaining claims is set for May 3, 1999. The Company does not believe these claims have any merit and plans to continue to defend this matter vigorously.

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

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



8.  LEGAL MATTERS (continued)

plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

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

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

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

9.   PURCHASE COMMITMENTS

As of September 30, 1998, the Company, through its AFG subsidiary, had committed to purchase $81.6 million of equipment for its commercial and industrial lease and finance receivables portfolio.

From October 1, 1998 to October 27, 1998, the Company, through its AFG subsidiary, funded $2.3 million of the commitments outstanding as of September 30, 1998 for its commercial and industrial lease and finance receivables portfolio.

As of October 27, 1998, the Company had committed to purchase $73.8 million of equipment for its commercial and industrial lease and finance receivables portfolio.

10.      INITIAL PUBLIC OFFERING

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering. On October 15, 1998, AFG filed an amended registration statement with the SEC for the initial public offering. The actual timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

11.      SALE OF INVESTMENT IN SUBSIDIARY

In August 1998, the Company sold its aircraft leasing and spare parts brokerage subsidiary located in Australia for a loss of $0.2 million. The Company had written-down the spare parts inventory of the subsidiary by $0.5 million in the second quarter of 1998.

12.      SUBSEQUENT EVENT

On October 15, 1998, the Company borrowed an additional $5.0 million under the senior secured notes agreement.

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

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the Securities and Exchange Commission (SEC) for the initial public offering. On October 15, 1998, AFG filed an amended registration statement with the SEC for the initial public offering. The actual timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

TRAILER LEASING

The Company operates 16 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened 6 of these rental yards in the nine months ended September 30, 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

MANAGEMENT OF INVESTMENT PROGRAMS

The Company syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a program, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions, which will increase to 25% after the investors have received distributions equal to their original invested capital.

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

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following analysis reviews the operating results of the Company:

REVENUES


                                                                               For the Three Months
                                                                               Ended September 30,
                                                                            1998                          1997
                                                                    --------------------------------------------
                                                                              (in thousands of dollars)

Operating lease income                                                  $      5,390                    $    4,429
Finance lease income                                                           3,535                         2,638
Management fees                                                                2,550                         2,792
Partnership interests and other fees                                              61                           162
Acquisition and lease negotiation fees                                           872                           986
Aircraft brokerage and services                                                  204                           479
Gain on the sale or disposition of assets, net                                 1,308                           649
Other                                                                          1,003                           794
                                                                    ---------------------------------------------------
  Total revenues                                                        $      14,923                   $   12,929


The fluctuations in revenues for the three months ended September 30, 1998, compared to the same quarter in 1997, are summarized and explained below.

OPERATING LEASE INCOME BY EQUIPMENT TYPE:


                                                                                 For the Three Months
                                                                                  Ended September 30,
                                                                           1998                     1997
                                                                    -----------------------------------------
                                                                             (in thousands of dollars)


Refrigerated and dry van over-the-road trailers                         $   2,721               $    1,425
Commercial and industrial equipment                                         2,094                    1,510
Intermodal trailers                                                           451                      762
Marine vessels                                                                128                      501
Other                                                                          (4)                     231
                                                                    -----------------------------------------
  Total operating lease income                                          $   5,390               $    4,429


Operating lease income includes revenues generated from assets held for operating lease and assets held for sale that are on lease. Operating lease income increased $1.0 million during the third quarter of 1998, compared to the same quarter of 1997. Operating lease income increased due to the following:

(a) A $1.3 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

(b) A $0.6 million increase in operating lease income was generated from commercial and industrial equipment. During the quarter ended September 30, 1998, the average original cost of commercial and industrial equipment on operating lease was $23.0 million, compared to $15.9 million during the quarter ended September 30, 1997.

These increases in operating lease income were partially offset by the following:

(a) A $0.5 million decrease in intermodal trailer, marine container, and aircraft operating lease income, due to the Company's strategic decision to dispose certain transportation assets and exit certain equipment markets. Intermodal trailer lease revenues also decreased due to lower utilization, compared to the same quarter of the prior year.

(b) A $0.4 million decrease in marine vessel lease revenue. During the second quarter of 1998, the Company purchased an entity owning a marine vessel that generated $0.1 million in lease revenues during the third quarter of 1998. The Company sold the entity that owned a marine vessel, at the Company's cost, to an affiliated program during the third quarter of 1998. During the third quarter of 1997, the Company owned a 47.5% interest in an entity owning a marine vessel, which generated $0.5 million in lease revenue during that quarter. The Company sold the 47.5% interest in the entity that owned the marine vessel, at the Company's cost, to an affiliated program during the third quarter of 1997.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by AFG that are either retained for long-term investment or sold to third parties. Finance lease income increased $0.9 million in the three months ended September 30, 1998, compared to the same quarter in 1997, reflecting an increase in commercial and industrial assets that were on finance lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.2 million for the quarter ended September 30, 1998, compared to the same quarter of the prior year. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing as the programs liquidate their equipment portfolios.

PARTNERSHIP INTEREST AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.5 million for both the quarters ended September 30, 1998 and 1997. In addition, a decrease of $0.4 million and $0.3 million in the Company's residual interests in the programs was recorded during the quarters ended September 30, 1998 and 1997, respectively. The decrease in residual interests in the quarter ended September 30, 1998, compared to the same quarter of 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated programs when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended September 30, 1998, the Company, on behalf of the EGF programs, purchased a beneficial interest in an entity that owns marine containers for $10.0 million, compared to $12.7 million of trailer equipment and an entity that owned a 47.5% interest in a marine vessel purchased on behalf of the EGFs during the same quarter of 1997, resulting in a $0.1 million decrease in acquisition and lease negotiation fees. Also during the quarter ended September 30, 1998, equipment purchased by AFG for the institutional investment programs was $11.9 million, compared to $10.2 million for the same period in 1997. These purchases resulted in $0.2 million in acquisition and lease negotiation fees during both the quarters ended September 30, 1998 and 1997. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's spare part sales and brokerage subsidiary, decreased $0.3 million during the quarter ended September 30, 1998, compared to the same quarter in 1997, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary located in Australia in August 1998.

GAIN ON THE SALE OF DISPOSITION OF ASSETS, NET:

During the quarter ended September 30, 1998, the Company recorded $1.3 million in gain on the sale or disposition of assets. Of this gain, $0.3 million resulted from the sale or disposition of trailers, and $1.0 million related to the sale of commercial and industrial equipment. During the quarter ended September 30, 1997, the Company recorded a $0.6 million net gain on the sale of commercial and industrial equipment.

OTHER:

Other revenues increased $0.2 million for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due to a $0.2 million increase in financing income earned on loans at AFG.

COSTS AND EXPENSES


                                                                                 For the Three Months
                                                                                  Ended September 30,
                                                                             1998                          1997
                                                                    --------------------------------------------
                                                                                (in thousands of dollars)

Operations support                                                       $     4,559                  $      3,901
Depreciation and amortization                                                  2,844                         2,315
General and administrative                                                     1,895                         2,709
                                                                    ---------------------------------------------------
  Total costs and expenses                                               $     9,298                  $      8,925


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.7 million (17%) for the quarter ended September 30, 1998, compared to the same quarter in 1997. The increase resulted from a $0.6 million increase in costs primarily due to the expansion of PLM Rental due to the addition of six rental yards and the addition of new trailers to existing yards, and a $0.2 million loss related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary located in Australia in August 1998. These increases were partially offset by a $0.1 million decrease in costs of goods sold associated mainly with the sale of the Company's aircraft leasing and spare parts brokerage subsidiary.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $0.5 million (23%) for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment owned and on operating lease, which was partially offset by the reduction in aircraft, marine containers, and intermodal trailers (discussed in the operating lease income section).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.8 million (30%) during the quarter ended September 30, 1998, compared to the same quarter in 1997, primarily due to a $0.3 million decrease in expenses related to the redemption of stock options, a $0.3 million decrease in legal expenses related to the Koch and Romei actions (refer to Note 8), and a $0.2 million decrease in office-related expenses due to a decrease in staffing and office space requirements.

OTHER INCOME AND EXPENSES


                                                                                         For the Three Months
                                                                                         Ended September 30,
                                                                                     1998                         1997
                                                                   -------------------------------------------
                                                                                      (in thousands of dollars)

Interest expense                                                      $     (3,989)         $   (2,466)
Interest income                                                                518                 390
Other income, net                                                               15                  15


INTEREST EXPENSE:

Interest expense increased $1.5 million (62%) during the quarter ended September 30, 1998, compared to the same quarter in 1997, due to an increase in borrowings of nonrecourse securitized debt and due to an increase in borrowings on the warehouse credit facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan and the senior secured notes.

INTEREST INCOME:

Interest income increased $0.1 million (33%) during the quarter ended September 30, 1998, compared to the same quarter in 1997. During the quarter ended September 30, 1998, the Company recorded $0.3 million in interest income for a tax refund receivable which had not previously been recognized. This increase in interest was partially offset by a $0.2 million decrease in interest income related to a decrease in average cash balances.

PROVISION FOR INCOME TAXES:

For the three months ended September 30, 1998, the provision for income taxes was $0.8 million, representing an effective rate of 37%. For the three months ended September 30,1997, the provision for income taxes was $0.6 million, representing an effective rate of 32%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States. The Company did not earn any income of this type in the third quarter of 1998.

NET INCOME

As a result of the foregoing, for the three months ended September 30, 1998, net income was $1.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.16. For the same quarter in 1997, net income was $1.3 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.14.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following analysis reviews the operating results of the Company:

REVENUES


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                         1998                          1997
                                                                    --------------------------------------------
                                                                              (in thousands of dollars)

Operating lease income                                                    $   14,734                      $ 12,087
Finance lease income                                                           9,229                         6,436
Management fees                                                                7,649                         8,450
Partnership interests and other fees                                             742                         1,155
Acquisition and lease negotiation fees                                         3,083                         1,749
Aircraft brokerage and services                                                1,090                         1,814
Gain on the sale or disposition of assets, net                                 3,603                         3,250
Other                                                                          2,645                         2,329
                                                                    ---------------------------------------------------
  Total revenues                                                          $   42,775                      $ 37,270


The fluctuations in revenues for the nine months ended September 30, 1998, compared to the same period in 1997, are summarized and explained below.

OPERATING LEASE INCOME BY EQUIPMENT TYPE:


                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                           1998                           1997
                                                                    --------------------------------------------
                                                                              (in thousands of dollars)

Commercial and industrial equipment                                     $      6,393                   $     3,933
Refrigerated and dry van over-the-road trailers                                6,153                         3,832
Intermodal trailers                                                            1,630                         2,215
Marine vessels                                                                   412                           501
Aircraft                                                                          74                           521
Mobile offshore drilling units                                                    --                           603
Other                                                                             72                           482
                                                                    ---------------------------------------------------
  Total operating lease income                                          $     14,734                   $    12,087


Operating lease income includes revenues generated from assets held for operating lease and assets held for sale that are on lease. Operating lease income increased $2.6 million during the nine months ended September 30, 1998, compared to the same period in 1997. Operating lease income increased due to the following:

(a) A $2.5 million increase in operating lease income was generated from commercial and industrial equipment due to an increase in the amount of this type of equipment on operating lease.

(b) A $2.3 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

These increases in operating lease income were partially offset by the following:

(a) During the nine months ended September 30, 1998, the Company purchased an entity owning a marine vessel that generated $0.4 million in lease revenues during that period. The Company sold the entity that owned the marine vessel, at the Company's cost, to an affiliated program during the third quarter of 1998. During the nine months ended September 30, 1997, the Company owned a 47.5% interest in an entity that owned a marine vessel, which generated $0.5 million in lease revenue during that period. The Company sold the 47.5% interest in the entity that owned the marine vessel, at the Company's cost, to an affiliated program during the third quarter of 1997.

(b) During the nine months ended September 30, 1997, the Company owned one mobile offshore drilling unit, as well as a 25.5% interest in an entity that owned another mobile offshore drilling unit, which generated $0.6 million in lease revenues. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997. No similar asset was owned by the Company during the nine months ended September 30, 1998.

(c) A $1.4 million decrease in marine container, aircraft and intermodal trailer operating lease income was due to the Company's strategic decision to dispose certain transportation assets and exit certain equipment markets. Intermodal trailer lease revenues also decreased due to lower utilization, compared to the same period of the prior year.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by AFG that are either retained for long-term investment or sold to third parties. Finance lease income increased $2.8 million in the nine months ended September 30, 1998, compared to the same period in 1997, reflecting an increase in commercial and industrial assets that were on finance lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.8 million for the nine months ended September 30, 1998, compared to the same period of the prior year. The decrease in management fees resulted from a net decrease in managed equipment from the EGF programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.5 million and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, a decrease of $0.8 million and $0.5 million in the Company's residual interests in the programs was recorded during the nine months ended September 30, 1998 and 1997, respectively. The decrease in net earnings and distribution levels and residual interests in the nine months ended September 30, 1998, compared to the same period of 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated programs when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the nine months ended September 30, 1998, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $25.6 million and beneficial interests in entities that own marine containers and a commercial aircraft for $17.3 million, compared to $22.7 million in trailer equipment and an entity that owned a marine vessel purchased on behalf of the EGFs during the same period of 1997, resulting in a $1.1 million increase in acquisition and lease negotiation fees. Also during the nine months ended September 30, 1998, equipment purchased by AFG for the institutional investment programs was $26.0 million, compared to $17.9 million for the same period in 1997, resulting in a $0.2 million increase in acquisition and lease negotiation fees for the nine months ended September 30, 1998, compared to the same period of the prior year. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's spare part sales and brokerage subsidiary, decreased $0.7 million during the nine months ended September 30, 1998, compared to the same period in 1997, due to a decrease in spare parts sales and due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary located in Australia in August 1998.

GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the nine months ended September 30, 1998, the Company recorded $3.6 million in gain on the sale or disposition of assets. Of this gain, $1.0 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, and $2.1 million related to the sale of commercial and industrial equipment. Also during the nine months ended September 30, 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million. During the nine months ended September 30, 1997, the Company recorded $3.3 million in net gains on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of trailers, marine containers, commuter aircraft, storage units, and railcars, and $1.9 million related to the sale of commercial and industrial equipment. Also during the nine months ended September 30, 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million.

COSTS AND EXPENSES

                                                                                 For the Nine Months
                                                                                   Ended September 30,
                                                                           1998                          1997
                                                                    --------------------------------------------
                                                                              (in thousands of dollars)

Operations support                                                    $       13,313                   $   12,123
Depreciation and amortization                                                  8,891                        6,661
General and administrative                                                     5,778                        7,435
                                                                    ---------------------------------------------------
  Total costs and expenses                                            $       27,982                   $   26,219


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $1.2 million (10%) for the nine months ended September 30, 1998, compared to the same period of 1997. The increase resulted from a $1.1 million increase in costs due to the expansion of PLM Rental due to the addition of six rental yards and the addition of new trailers to existing yards, a $0.2 million loss related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary located in Australia in August 1998, and a $0.5 million write-down of its spare parts inventory. These increases were partially offset by a $0.4 million decrease in costs of goods sold associated with the decrease in aircraft spare parts cost of sales due to reduced spare parts sales and the sale of the Company's spare parts brokerage subsidiary, and a $0.3 million decrease in bad debt expense.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $2.2 million (33%) for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment owned and on operating lease, which was partially offset by the reduction in aircraft, marine containers, and intermodal trailers (discussed in the operating lease income section).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $1.7 million (22%) during the nine months ended September 30, 1998, compared to the same period of the prior year, primarily due to a $0.5 million decrease in expenses related to the Company's response to shareholder-sponsored initiatives in the nine months ended September 30, 1997, a $0.5 million decrease in legal fees related to the Koch and Romei actions, a $0.3 million decrease in expenses related to the redemption of stock options, a $0.3 million decrease in rent expense, and a $0.1 million decrease in compensation and benefits expenses, (after allocations to the managed programs), as a result of a decrease in staffing requirements.

OTHER INCOME AND EXPENSES


                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                          1998                     1997
                                                                   -------------------------------------------
                                                                              (in thousands of dollars)

Interest expense                                                      $   (10,663)             $    (7,460)
Interest income                                                             1,212                    1,228
Other income (expense), net                                                   478                       (9)


INTEREST EXPENSE:

Interest expense increased $3.2 million (43%) during the nine months ended September 30, 1998, compared to the same period in 1997, due to an increase in borrowings of nonrecourse securitized debt and due to an increase in borrowings on the warehouse credit facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan.

INTEREST INCOME:

Interest income remained at $1.2 million for both the nine months ended September 30, 1998 and 1997. Although the Company recorded $0.3 million in interest income for a tax refund receivable which had not previously been recognized during the nine months ended September 30, 1998, this increase was offset by a $0.3 million decrease in interest income related to a decrease in average cash balances.

OTHER INCOME (EXPENSE), NET:

Other income (expense), net increased $0.5 million. During the nine months ended September 30, 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 8).

PROVISION FOR INCOME TAXES:

For the nine months ended September 30, 1998, the provision for income taxes was $2.3 million, representing an effective rate of 39%. For the nine months ended September 30,1997, the provision for income taxes was $1.6 million, representing an effective rate of 32%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States. The Company did not earn any income of this type in the nine months ended September 30, 1998.

NET INCOME

As a result of the foregoing, for the nine months ended September 30, 1998, net income was $3.5 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.42 and $0.41, respectively. For the same period in 1997, net income was $3.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.35 and $0.34, respectively.


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

DEBT FINANCING:

SENIOR SECURED LOAN: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $16.2 million as of September 30, 1998 and October 27, 1998, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. As of September 30, 1998, the cash collateral balance for this loan was $1.4 million and is included in restricted cash and cash equivalents on the Company's balance sheet. During the nine months ended September 30, 1998, the Company repaid $4.4 million on this facility. The facility required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 through termination of the loan in June 2001.

SENIOR  SECURED  NOTES:  On June 28, 1996,  the Company  closed a  floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. On September 22, 1998, the Company amended the note agreement to allow the Company to borrow an additional $10.0 million under the facility during the period from September 22, 1998 through October 15, 1998. During the nine months ended September 30, 1998, the Company borrowed $5.0 million, and repaid $3.8 million on this facility. As of September 30, 1998, the Company had $25.1 million outstanding under this agreement. As of October 27, 1998, the Company had $30.1 million outstanding under this agreement. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

PROMISSORY NOTE: On July 15, 1998, the Company entered into a $5.0 million revolving line of credit agreement in the form of a promissory note that allowed the Company to borrow up to $5.0 million until October 13, 1998, bearing interest at the prime rate, with interest due monthly in arrears. As of September 30, 1998, the Company had no borrowings on this note.

WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis for placement with affiliated programs or sale to third parties or purchased for placement in the Company's nonrecourse securitization facility have, from time to time, been partially funded by a $50.0 million warehouse credit facility that expires November 2, 1998.

This facility, which is shared with PLM Equipment Growth Funds (EGFs) V and VI, PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Fund I, LLC (Fund I), allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. As of September 30, 1998, the Company had $44.5 million in borrowings under this facility. There were no other borrowings under this facility as of September 30, 1998. As of October 27, 1998, the Company had $40.7 million in borrowings under this facility. There were no other borrowings under this facility as of October 27, 1998. The Company is currently in negotiations to extend or replace this facility. Management believes it will be able to extend this facility prior to its expiration on similar terms.

NONRECOURSE SECURITIZED DEBT: The Company has available a nonrecourse securitization facility for up to $125.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms of one to seven years. In October 1998, the Company received a commitment letter from First Union National Bank extending the availability of borrowings under the facility through October 12, 1999. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration and increase its borrowing capacity as needed. As of September 30, 1998, $105.0 million in borrowings was outstanding under this facility. As of October 27, 1998, $105.3 million in borrowings was outstanding under this facility.

   In addition to the $125.0 million nonrecourse securitization facility discussed above, as of September 30, 1998 and October 27, 1998, the Company had $19.1 million in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment that have terms corresponding to the note repayment schedules beginning November 1997 and ending May 2005. The notes bear interest from 8.32% to 9.5% per annum.

INTEREST-RATE SWAP CONTRACTS: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of September 30, 1998, the swap agreements had a weighted-average duration of 1.41 years, corresponding to the terms of the related debt. As of September 30, 1998, a notional amount of $104.5 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.61% on such obligations. For the nine months ended September 30, 1998, interest expense increased by $0.3 million due to these arrangements.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING:

The Company earns finance lease or operating lease income for leases originated and retained by AFG. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse securitization facility. AFG also originates loans in which it takes a security interest in the assets. From January 1, 1998 through October 27, 1998, the Company funded commercial and industrial leases and finance receivables with an original equipment cost of $150.5 million. A portion of these transactions was financed, on an interim basis, through the Company's warehouse credit facility. The Company believes that this lease origination operation is a growth area for the future.

Some equipment subject to leases is sold to institutional investment programs for which the Company is the servicer. Acquisition and management fees are received for the sale and subsequent servicing of these leases.

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the SEC for the initial public offering. On October 15, 1998, AFG filed an amended registration statement with the SEC for the initial public offering. The actual timing of the offering is subject to market conditions and other factors. The Company will continue to own a majority interest in AFG after the initial public offering.

As of September 30, 1998, the Company had committed to purchase $81.6 million of equipment for its commercial and industrial lease and finance receivables portfolio, to be held by the Company or sold to the institutional investment programs or to other third parties.

From October 1, 1998 through October 27, 1998, the Company funded $2.3 million of commitments outstanding as of September 30, 1998 for its commercial and industrial lease and finance receivables portfolio.

As of October 27, 1998, the Company had committed to purchase $73.8 million of equipment for its commercial and industrial lease and finance receivables portfolio.

TRAILER LEASING:

The Company operates 16 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened 6 of these rental yards in the nine months ended September 30, 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

OTHER TRANSPORTATION EQUIPMENT LEASING AND OTHER:

During the nine months ended September 30, 1998, the Company generated proceeds of $28.5 million from the sale of transportation and other related equipment. The net proceeds from the sale of assets that were collateralized as part of the senior secured loan facility were placed in a collateral account.

The Company also had an 80% interest in a company owning 100% of a company located in Australia involved in aircraft brokerage and aircraft spare parts sales. This company was sold during August 1998 at a loss of $0.2 million. The Company had written-down the spare parts inventory of the subsidiary by $0.5 million in the second quarter of 1998.

Management believes that, through debt and equity financing, possible sales of equipment, proceeds from the initial public offering of AFG, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

EFFECTS OF YEAR 2000:

It is possible that the Company's currently installed computer systems, software products and other business systems, or those of the Company's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem).

The Company has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Company (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Company's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by PLMI before the end of fiscal 1999. Although the Company believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. As of September 30, 1998, the Company has spent approximately $35,000 to become Year 2000 compliant. The Company expects to spend an additional $0.2 million in order to become Year 2000 compliant.

Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which third parties can address the Year 2000 problem. The Company has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Company is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Company. The Company will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the Company determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Company's business, financial position or results of operation.

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


Item 6.           Exhibits and Reports on Form 8-K

(A)      Exhibits

10.1 Amendment No. 4 to Pooling and Servicing Agreement and Indenture of Trust, dated April 14, 1998.

10.2 Master Amendment to Floating Rate Senior Secured Notes Agreement, dated September 22, 1998.

10.3 Commitment letter from First Union National Bank extending the $125.0 million nonrecourse securitization facility through October 12, 1999, dated October 13, 1998.

(B) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLM INTERNATIONAL, INC.



                                          /s/ Richard K Brock
                                          ----------------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller






          Date: October 27, 1998