Form 10-K
period 1998-12-31
PLM INTERNATIONAL INC
filed 1999-03-10
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Title of each class                  Name of each exchange on which registered
Common Stock, $0.01 Par Value                     American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 9, 1999 was $45,908,460.

         The number of shares outstanding of the issuer's classes of common stock as of March 9, 1999: Common Stock, $0.01 Par Value -- 8,161,504 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                             PLM INTERNATIONAL, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS






                                                                         Page
                                     Part I

Item 1         Business                                                    2
Item 2         Properties                                                 10
Item 3         Legal Proceedings                                          10
Item 4         Submission of Matters to a Vote of Security Holders        13


                                     Part II

Item 5         Market for the Company's Common Equity and Related
                 Stockholder Matters                                      13
Item 6         Selected Financial Data                                    14
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15
Item 7A        Quantitative and Qualitative Disclosures about
                 Market Risk                                              27
Item 8         Financial Statements and Supplemental Data                 28
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      28


                                    Part III

Item 10        Directors and Executive Officers of the Company            28
Item 11        Executive Compensation                                     28
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                           28
Item 13        Certain Relationships and Related Transactions             28


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                 28

                                     PART I

ITEM 1. BUSINESS

(A)   Background

PLM International, Inc. (PLM International, the Company, or PLMI), a Delaware corporation, is a diversified equipment leasing company that owns and manages transportation, industrial, and commercial equipment, both domestically and internationally. Through May 1996, the Company also syndicated investment programs organized to invest primarily in transportation and related equipment. The Company continues to manage these syndicated investment programs. The Company operates and manages transportation, industrial, and commercial equipment and related assets for its own account and for various investment programs and third-party investors with an approximate cost of $1.2 billion. An organizational chart for PLM International indicating the relationships of significant active legal entities as of December 31, 1998 is shown in Table 1:

                                     TABLE 1

                              ORGANIZATIONAL CHART



PLM International, Inc. (Delaware)

Subsidiaires of PLM International, Inc.

PLM Rental, Inc. (Delaware)
PLM Financial Services, Inc. (Delaware)
PLM Railcar Management Services, Inc. (Delaware)
PLM Worldwide Management Services Limited (Bermuda)
American Finance Group, Inc. (Delaware)

Subsidiaries of PLM Financial Services, Inc.

PLM Investment Management, Inc. (California)
PLM Transportation Equipment Corporation (California)
     (Subsidiary of PLM Transportation Equipment Corporation:
      TEC Acquisub, Inc. (California))

Subsidiaries of PLM Worldwide Management Services Limited:

Transportation Equipment Indemnity Company, Ltd. (Bermuda)
PLM Railcar Management Services Canada, Limited (Alberta, Canada)

Subsidiary of American Finance Group, Inc.

AFG Credit Corporation (Delaware)

(B)   Description of Business

PLM International, a Delaware corporation formed on May 20, 1987, owns or manages a portfolio of commercial and industrial equipment, transportation equipment, and related assets with a combined original cost of approximately $1.2 billion (refer to Table 2). The Company operates in three operating segments: refrigerated and dry van (nonrefrigerated) over-the-road trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing.

                                     TABLE 2

                          EQUIPMENT AND RELATED ASSETS

                                December 31, 1998
                     (original cost in millions of dollars)



                                                                       Professional
                                                                     Lease Management   Equipment        Other
                                                                      Income Fund I   Growth Funds     Investor
                                                            PLMI                                       Programs         Total
                                                         -------------------------------------------------------------------------

         Commercial and industrial equipment                  $   213    $       --       $       --     $    --        $      213
         Refrigerated and dry van over-the-road trailers           63             8               40           2               113
         Intermodal trailers                                       --             7               24          --                31
         Aircraft, aircraft engines, and rotables                  --            45              278          --               323
         Marine vessels                                            --            51              174          --               225
         Railcars                                                  --            20              128          51               199
         Marine containers                                         --            --               59          --                59
         Mobile offshore drilling units and drilling ship          --            12                8          --                20
         Other                                                      8             4               20           3                35
                                                             ----------------------------------------------------------------------

         Total                                                $   284    $      147       $      731     $    56        $    1,218
                                                             ======================================================================

(C)   Owned Equipment

(1)   Refrigerated and Dry Van Over-the-Road Trailers

PLM Rental, Inc. doing business as PLM Trailer Leasing, a wholly-owned subsidiary of PLMI, markets refrigerated trailers used to transport temperature-sensitive food products and dry van (nonrefrigerated) over-the-road trailers on short-term and mid-term operating leases through a network of rental facilities. These trailers are owned by the Company or managed for the Company's syndicated investment programs. Presently, facilities are located in or near Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Orlando, Florida; Tampa, Florida; Baltimore, Maryland; Boston, Massachusetts; Denver, Colorado; Philadelphia, Pennsylvania; San Francisco, California; Los Angeles, California; and Newark, New Jersey. As of December 31, 1998, the Company owned 2,780 refrigerated and dry van over-the-road trailers and managed 2,276 trailers for its syndicated investment programs.

The Company's strategy is to specialize in refrigerated trailers and become the predominant supplier of refrigerated trailer rentals in the cities in which it has facilities. During 1998, the Company purchased $34.1 million of primarily refrigerated trailers and opened six new rental yard facilities. The Company intends to continue to expand its refrigerated trailer leasing and management operations by opening additional rental yard facilities and by continuing to purchase refrigerated trailers in the future.

Leasing Markets: In general, the trailer leasing industry provides an alternative to direct trailer ownership. It is a highly competitive industry offering lease terms ranging from one day to a term equal to the economic life of the equipment.

Within the trailer leasing industry, there are essentially three types of leases: the full payout lease, the short-term rental, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover a lessor's investment and provide a return on it, is a common form of leasing. This type of lease is sometimes referred to, and qualifies as, a direct finance lease under United States generally accepted accounting principles, and is accounted for by the lessee as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease-versus-purchase analysis, which takes into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations. Full payout leases are generally "net" leases where the lessee pays for operating expenses such as maintenance, insurance, licenses, and taxes.

Short-term trailer rentals and mid-term operating leases are generally "full-service" leases where the owner/lessor provides and/or pays for operating expenses such as maintenance, insurance, licenses, and taxes. The addition of these value-added services enables the lessor to charge higher rentals. The provision of maintenance services results in increased expenses, particularly for maintenance, but under a full-service contract, the lessor generally levies usage charges for each mile the trailer travels and each hour the refrigeration unit runs. The provision of maintenance services also ensures the full-services lessor that the equipment is being properly maintained.

Short-term rental lessors direct their services to users' short-term trailer needs. This business requires a more extensive overhead commitment in the form of marketing, maintenance, and operating personnel by a lessor/owner. There is normally less than full utilization in a lessor's equipment fleet, as lessee turnover is frequent. Lessors usually charge a premium for the additional flexibility provided through short-term rentals. Generally, lessees use short-term trailer rentals to augment their own fleet when seasonal needs or an unexpected surge in business occurs.

Mid-term operating leases for trailers generally run for a period of one to five years. Mid-term operating lease rates are usually higher than full payout lease rates but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment, the fact that the rental obligation under the lease need not be capitalized on the lessee's balance sheet, greater control over future costs, protection against technological obsolescence, and the ability to balance equipment requirements over a specific period of time. The disadvantages of a mid-term operating lease from a lessee's perspective are that the equipment may be subject to significant increases in lease rates in future leasing periods or may be required to be returned to the lessor at the expiration of the initial lease. From the lessor's perspective, the advantages of a mid-term operating lease (as well as a short-term rental), compared to a full payout lease, are that rental rates are generally higher, and in periods of price inflation, there is the potential for increasing rentals during the equipment's economic life. From the lessor's perspective, the disadvantages of a mid-term operating lease (as well as a short-term rental), compared to a full payout lease, are that the equipment must generally be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment and that re-lease rates are subject to changes in market conditions and changes in trailer or refrigeration unit design.

The Company markets short-term trailer rentals and mid-term trailer operating leases and avoids full payout leases because it believes there is very little value added beyond the financing provided by the full payout leases. The Company's emphasis on short-term trailer rentals and mid-term trailer operating leases requires highly experienced management and support staff, as the equipment must be properly maintained and periodically re-leased to continue generating rental income and thus maximize the long-term return on the trailers.

Lessees: Lessees of trailer equipment range from Fortune 1,000 companies to small, privately held corporations and entities. The Company's refrigerated trailer lessees are primarily engaged in the production, processing, or distribution of temperature-sensitive food products. The Company believes that the demand for food products is less cyclical than in the general economy.

In recent years, the Company has invested in specialized refrigerated trailers used by the foodservice distribution industry in the local delivery of food products to restaurants, schools, hospitals and other institutional customers. These trailers have refrigeration and delivery features designed to facilitate multiple stops with multiple products, requiring multiple temperature settings and compartments. These features are not found on traditional "over-the-road" trailers used to carry one product between cities. As a result, foodservice distributors have become an important customer base for the Company.

Competition: The Company encounters considerable competition from lessors and financial institutions offering full payout leases on new trailers. Full payout leases provide longer lease periods and lower monthly rent than the Company offers. The shorter-length full service operating leases that the Company provides offer lessees flexibility and value-added services such as the repair and maintenance of the trailers.

The Company competes with many trailer lessors, including TIP Corporation and XTRA Corporation, on a national basis, and numerous smaller trailer lessors in local markets. In addition, truck leasing companies such as Ryder Transportation Services and Penske Corporation provide trailer rental and leasing to their customers.

Demand: Demand conditions for the Company's major trailer types are discussed below.

Foodservice Distribution Trailers: Food and drink sales to the restaurant industry, institutions providing meal service, and specialty and prepared foods for the grocery industry showed healthy gains in the 2% to 5% range in 1998. Consumer demand is fueling double-digit growth in some of the foodservice industry segments, reflecting the consumer trend toward eating fresher, more convenient foods. Heightened fears about food safety and increased service demands from customers have accelerated the development of new technology for refrigerated trailers and caused foodservice distributors to upgrade their fleets. Leasing has allowed these companies access to improved equipment. This has helped PLM Rental expand and grow its specialized refrigerated fleet that caters to the foodservice distribution industry. Overall, the Company's utilization and fleet size increased dramatically in 1998 and both are expected to continue in 1999. The Company will continue to expand its marketing to the foodservice industry, based on the growth potential of this market and the initial strong utilization of its specialized refrigerated trailer fleet.

Over-the-Road Refrigerated Trailers: The temperature-controlled over-the-road trailer market remained strong in 1998 as usage levels improved and equipment oversupply was reduced. Refrigerated equipment users have been actively retiring their older trailers and consolidating their fleets in response to improved refrigerated trailer technology. There is currently a backlog in orders for new equipment. As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Company, which usually leases its equipment on a short-term basis. The Company's utilization of refrigerated trailers showed improvement in 1998, a trend that should continue in 1999.

Over-the-Road Dry Trailers: The U.S. over-the-road dry trailer market continued to recover in 1998 as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook continues to look good for leasing of this type of trailer, particularly since the equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a stronger trucking industry and stronger equipment demands. The Company's dry van fleet experienced strong utilization throughout 1998.

Government Regulations: The trailer industry in which the Company operates is subject to substantial regulation by various federal, state, and local government authorities. For example, federal regulations by the National Highway Transportation Safety Association, implemented in March 1998, require all new trailers to have antilock brake systems installed, adding 2% to 3% to the price of new trailers but increasing safety while also reducing tire and brake wear. An enactment such as this affects the performance of trailers owned by the Company. It is not possible to predict the positive or negative effects of future regulatory changes in the trailer industry.

(2)   Commercial and Industrial Equipment

American Finance Group, Inc. (AFG), a wholly-owned subsidiary of PLMI, is a Boston-based company that originates and manages lease and loan transactions for commercial and industrial equipment for the Company's own account or for institutional programs or other third-party investors. AFG serves the capital equipment financing needs of predominantly investment-grade, Fortune 1,000 companies and creditworthy middle-market companies. AFG originates and manages leases and loans for commercial and industrial equipment, utilizing its transaction-structuring capabilities to tailor financing solutions that meet the needs of its customers. AFG takes a security interest in the assets on which it provides loans. Assets purchased and loans provided by AFG may be financed by nonrecourse securitized debt. AFG uses its warehouse credit facility to finance the acquisition of assets prior to their sale or the receipt of permanent financing by nonrecourse securitized debt. The leases are accounted for as operating or direct finance leases.

Leasing Markets: AFG leases commercial and industrial equipment primarily on full payout and mid-term triple net leases to Fortune 1,000 and creditworthy middle-market companies. Expenses such as insurance, taxes, and maintenance are generally the responsibility of the lessees. The full payout leases AFG originates are classified as finance leases and the mid-term triple net leases are classified as operating leases. The terms of these leases and loans are generally one to seven years, depending on the equipment type and the needs of the lessee. Lessees enter into full payout leases or mid-term triple net leases after a lease-versus-buy analysis is performed, which evaluates the utilization of the depreciation tax benefits of ownership, liquidity, cost of capital, financial reporting considerations, and capital budgeting constraints. AFG leases have an average term of 53 months. These longer-term leases and loans provide a predictable cash stream with lower risk. Although AFG leases a wide range of commercial and industrial equipment, as of December 31, 1998, the lease portfolio was concentrated primarily in point-of-sale, materials handling, computer and peripheral, manufacturing, general purpose plant and warehouse, communications, medical, and construction and mining equipment.

Lessees: Lessees of commercial and industrial equipment range from Fortune 1,000 to creditworthy middle-market companies. The Company has developed credit underwriting policies and procedures that management believes have been effective in selecting creditworthy lessees and in minimizing the risks of delinquencies and credit losses. AFG's nonrecourse lenders, as well as the lease portfolios owned by institutional programs and serviced by AFG, require a dollar-weighted investment grade rating equivalent of Baa2. The lenders also require that lessees accounting for at least 60% of the receivables in the facility have a debt rating published by a credit rating agency.

In order to establish the creditworthiness of a prospective customer, the Company first reviews the current ratings, if any, published by the credit rating agencies. The Company subscribes to services from two major credit rating agencies to ensure the availability of the most current data. The Company also subscribes to additional sources of financial information for purposes of reviewing the credit of existing and prospective customers. In the event a prospective customer does not have a published credit rating, the Company undertakes an analysis of the customer's credit, relying on a credit-rating software package, financial statement ratios, and industry analyses. The Company's credit-rating software package compares certain financial information concerning the prospective customer with similar information about other companies with the same industrial classification code to account for industry-specific debt risk characteristics. The software package's database maintains current information on over 2,000 companies and is updated quarterly.

All commercial and industrial equipment acquisitions and sales relating to equipment having an original cost basis in excess of $0.1 million must be approved by a credit committee. The credit committee consists of members of senior management of PLMI and AFG. The credit committee performs an in-depth review of each transaction, and considers many factors, including anticipated residual values from the eventual sale of the equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in equipment markets, and perceived values for equipment at the time of sale. Because the impact of any of these factors is difficult to forecast with accuracy over extended time horizons, the Company cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold.

Competition: AFG competes for customers with a number of international, national, and regional finance and leasing companies, as well as banks and equipment manufacturers that finance the sale or lease of their products themselves. Some of AFG's competitors include General Electric Capital, Caterpillar Financial, IBM Credit, AT&T Capital, Fleet Credit Corp., Pitney Bowes, Comdisco, Charter One Bank, Bank of Boston, ATEL, and Capital Associates. Many of AFG's competitors and potential competitors have greater financial, marketing, and operational resources than the Company. These companies all offer a wide array of financial products to lessees, ranging from off-balance sheet loans and synthetic leases to operating leases and vendor financing. AFG's competitors, some of which are larger and more established than AFG, may have a lower cost of funds than the Company and access to capital markets and other funding sources that may not be available to AFG. AFG believes that the principal competitive factors in the equipment leasing and secured financing business, and the bases on which it competes, are (a) access to sufficient capital with an efficient cost of funds, (b) the ability to provide flexible lease and financing structures, (c) the ability to develop and maintain "relationship" accounts, (d) repeat business generated on relationship accounts,
(e) customer service, including customized value-added services, (f) the skill and expertise of a company's employees, (g) the image a company enjoys among lessees in the marketplace, and (h) the ability to utilize tax benefits generated by leasing equipment.

Demand: The Equipment Leasing Association (ELA) estimated that $593.0 billion in business was invested in equipment for 1998. This represents a 1.9% growth over the prior year. The market penetration rate of leasing has remained static over the last two years at 30.9% or $183.4 billion in 1998. The ELA recently released the results of its Performance Indicators Report, which tracks the performance of prominent leasing organizations in several key areas. The results showed that the average portfolio has grown approximately 4% each quarter since the first quarter 1998. The new business volume has risen approximately 32% since the first quarter of 1998. Average losses and the number of employees seemed to have flattened out. Generally the domestic leasing market continues to be strong.

Government Regulations: The commercial and industrial equipment leasing industry in which the Company operates is subject to substantial regulation by various federal, state, and local government authorities. For tax purposes, the majority of the Company's leases are treated as true leases, which generate considerable depreciation allowances that provide the Company with substantial and ongoing tax benefits. In recent years, there have been proposals and related activity to revise the United States tax regulations applicable to international leasing transactions and to conform accounting principles relating to leasing transactions to an international standard. Any changes in government regulations such as changes in tax laws could affect the performance of the Company. It is not possible to predict the positive or negative effects of future regulatory changes in the commercial and industrial equipment leasing industry.

(D) Management of Investment Programs and Other Transportation Equipment Leasing

Management of Investment Programs

PLM Financial Services, Inc. (FSI), a wholly-owned subsidiary of PLMI, along with its primary subsidiaries, PLM Transportation Equipment Corporation (TEC) and PLM Investment Management, Inc. (IMI), focus on the management of investment programs, including a limited liability company, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. The Company has entered into management agreements with these programs.

FSI completed the offering of 17 public programs that have invested in diversified portfolios of transportation and related equipment. From 1986 through April 1995, FSI offered the PLM Equipment Growth Fund (EGF) investment series. From 1995 through May 1996, FSI offered Professional Lease Management Income Fund I, a limited liability company (Fund I) with a no front-end fee structure. In May 1996, the Company announced that it no longer planned to offer publicly syndicated programs that invest in transportation equipment. The Company plans to continue to manage the existing programs. Each of the EGF and Fund I programs is designed to invest primarily in used transportation and related equipment for lease in order to generate current operating cash flow for distribution to investors and for reinvestment into additional used transportation and related equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors. Cumulative equity raised by PLM International for its affiliated investment programs is $1.7 billion.

TEC is responsible for the selection, negotiation and purchase, initial lease and re-lease, and sale of transportation and related equipment. This process includes identifying prospective lessees; analyzing lessees' creditworthiness; negotiating lease terms; and negotiating with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment. TEC or its wholly-owned subsidiary, TEC AcquiSub, Inc., also purchases transportation equipment for PLM International's own portfolio and on an interim basis prior to resale to third parties or various affiliated programs at the lower of fair market value or cost.

IMI manages equipment owned by investors in the various investment programs. The equipment consists of: aircraft (commercial and commuter), aircraft engines and rotables, railcars, trailers (highway and intermodal, refrigerated and nonrefrigerated), marine containers (refrigerated and nonrefrigerated), marine vessels (dry bulk carriers, marine feeder vessels, and product tankers), mobile offshore drilling units, and a drilling ship. IMI is obligated to invoice and collect rents; arrange for the maintenance and repair of equipment; arrange for the payment of operating expenses, debt service, and certain taxes; determine that the equipment is used in accordance with all operative contractual arrangements; arrange insurance as appropriate; provide or arrange for clerical and administrative services necessary to the operation of the equipment; correspond with program investors; prepare quarterly and annual financial statements and tax information materials; and make distributions to investors. IMI also monitors equipment regulatory requirements and compliance with investor program debt covenants and terms of the various investment program agreements.

PLM Railcar Management Services, Inc. (RMSI) markets and manages the investment programs' railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars on behalf of IMI and TEC.

PLM Worldwide Management Services Limited (WMS), a wholly-owned subsidiary of PLMI, is a Bermuda-based company that serves as the parent of several PLMI-owned foreign-operating entities and generates revenue from certain equipment leasing and brokerage activities.

PLM Railcar Management Services Canada, Limited, a wholly-owned subsidiary of WMS headquartered in Calgary, Alberta, Canada, provides fleet management services on behalf of IMI to the managed railcars operating in Canada.

Transportation Equipment Indemnity Company, Ltd. (TEI), a wholly-owned subsidiary of WMS, is a Bermuda-based insurance company licensed to underwrite a full range of insurance products, including property and casualty risk. TEI's primary objective is to minimize both the long-term and short-term cost of insurance coverages for certain managed equipment. A substantial portion of the risks underwritten by TEI is reinsured with unaffiliated underwriters. In 1998, TEI provided limited insurance coverage to the investment programs. Insurance previously provided by TEI was provided by unaffiliated third parties. The Company intends to liquidate TEI in 1999.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements: FSI earns revenues in connection with its management of the limited partnerships and private placement programs. Equipment acquisition, lease negotiation, and debt placement fees are generally earned through the purchase, initial lease, and financing of equipment. These fees are recognized as revenue when FSI has completed substantially all of the services required to earn them, generally when binding commitment agreements are signed.

Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in the various agreements, and are recognized as revenue as they are earned. FSI is also entitled to reimbursement for providing certain administrative services.

With the termination of syndication activities in 1996, management fees, acquisition fees, lease negotiation fees, and debt placement fees from the older programs have decreased and are expected to continue to decrease as the programs liquidate their equipment portfolios.

As compensation for organizing a partnership investment program, FSI, as general partner, is generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program. FSI recognizes as a partnership interest its equity interest in the earnings of a program, after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

FSI also recognizes as income its interest in the estimated net residual value of the assets of a partnership as the assets are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of a partnership's equipment at the end of a partnership's life. As assets are purchased by a partnership, their residual value is recorded as partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests quarterly in relation to expected future market values for the equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts. When a limited partnership is in the liquidation phase, distributions received by FSI are treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received are treated as residual interest income.

In accordance with certain investment program and partnership agreements, FSI received reimbursement for organization and offering costs incurred during the offering period, which was generally between 1.5% and 3% of the equity raised. In the event organizational and offering costs incurred by FSI, as defined by the program agreement, exceeded the amounts allowed, the excess costs were capitalized as an additional investment in the related program and are being amortized until the projected start of the liquidation phase of the program. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company: From 1995 through May 1996, Fund I, a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to FSI or any of its subsidiaries for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases, or the placement of debt in Fund I. FSI funded the cost of organization, syndication, and offering through the use of operating cash, and has capitalized these costs as its investment in Fund I, which is reflected as equity interest in affiliates in the accompanying consolidated balance sheets. FSI is amortizing its investment in Fund I until the projected start of the liquidation phase of the program. In return for its investment, FSI is generally entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Management fees are earned for managing the equipment portfolios in Fund I, and are recognized as revenue as they are earned. FSI is also entitled to reimbursement for providing certain administrative services.

FSI also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual-value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests quarterly in relation to expected future market values for the equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts. When Fund I is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

Leasing Markets: FSI, on behalf of its affiliated investment programs, leases its transportation equipment primarily on mid-term operating leases and short-term rentals. Leases of aircraft and mobile offshore drilling units are generally net operating leases. In net operating leases, expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The effect of entering into net operating leases is to reduce lease rates, compared to full-service lease rates for comparable lease terms. Per diem rental agreements are used on equipment in the Company's refrigerated and over-the-road trailer and container rental operations, in addition to mid-term operating leases. Railcar leases are generally full-services leases. Marine vessel leases may be either net operating leases or full-service leases. In a full-service lease and a per diem rental, the lessee absorbs the maintenance costs.
This allows the Company to insure proper maintenance of the equipment.

Lessees: Lessees of the investment programs' equipment range from Fortune 1,000 companies to small, privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee. The credit committee performs an in-depth review of each transaction and considers many factors, including anticipated residual values from the eventual sale of the equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in equipment markets, and perceived values for equipment at the time of sale. Because the impact of any of these factors is difficult to forecast with accuracy over extended time horizons, the Company cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the credit committee's financial requirements.

Competition: When marketing operating leases for transportation assets owned by the managed investment programs, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rents than the Company offers. However, lower lease rates can generally be offered for used equipment under operating leases than can be offered on similar new equipment under full payout leases. The shorter length of operating leases also provides lessees with flexibility in their equipment and capital commitments.

The Company competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Company cannot offer, such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

The Company competes with many transportation equipment lessors, including Penske Corporation, TIP Corporation, GE Capital Railcar Services, Inc., GATX, Associates Commercial Corporation, Ryder Transportation Services, Inc., XTRA Corporation, GE Capital Aviation Services, Inc., International Lease Finance Corporation, Newcourt Capital U.S.A., Inc., Union Tank Car Company, international banks, and certain limited partnerships, some of which lease the same type of equipment.

Government Regulations: The transportation industry, in which the majority of the equipment managed by the Company operates, is subject to substantial regulation by various federal, state, local, and foreign government authorities. For example, federal regulations issued by the U.S. Department of
Transportation, through the Federal Railroad Administration, implemented in September 1998, requires the inspection and repair of tanks in Richmond-built tank cars that were originally equipped with "foam-in-place" insulation, resulting in additional inspection and repair costs while increasing safety. In addition, the U.S. Department of Transportation Aircraft Capacity Act of 1990 limits the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. Enactments like these could affect the performance of equipment managed by the Company. It is not possible to predict the positive or negative effects of future regulatory changes in the transportation industry.

Transportation Equipment Leasing and Other

The Company owns portable on-site storage units. In January 1997, the Company entered into an agreement to lease all of its storage equipment assets to a lessee for a five-year period, with a purchase option when the lease terminates.

The Company had an 80% interest in a company owning 100% of a company located in Australia that was involved in aircraft brokerage and aircraft spare parts sales. This company was sold during August 1998.

During the last few years, the Company has exited certain equipment markets by selling or disposing of underperforming assets including vessels, containers, railcars, aircraft, and intermodal trailers. During 1998, the Company marketed intermodal trailers to railroads and shippers on short-term arrangements through a licensing agreement with a short-line railroad. These intermodal trailers were sold in the third quarter of 1998. In the past, certain equipment, such as marine containers and marine vessels, has been leased to utilization-type pools that include equipment owned by unaffiliated parties. Revenues received by the Company consisted of a specified percentage of the pro-rata share of lease revenues generated by the pool operator from leasing the pooled equipment to its customers, after deducting certain direct operating expenses of the pooled equipment. The Company no longer owns equipment leased in utilization-type pools that include equipment owned by unaffiliated parties.

(E)   Employees

As of March 9, 1999, the Company and its subsidiaries had 156 employees. None of the Company's employees are subject to collective bargaining arrangements. The Company believes that employee relations are good.

ITEM 2.  PROPERTIES

As of December 31, 1998, the Company owned trailer equipment and related assets and commercial and industrial equipment with an original cost of approximately $284.0 million.

The Company's principal offices are located in leased office space at One Market, Steuart Street Tower, Suite 800, San Francisco, California. The Company or its subsidiaries also lease business offices in Boston, Massachusetts; Chicago, Illinois; and Calgary, Alberta, Canada. In addition, the Company or its subsidiaries lease trailer equipment rental yard facilities in Conley, Georgia; Romeoville, Illinois; Irving, Texas; Dearborn Heights, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Orlando, Florida; Tampa, Florida; Baltimore, Maryland; Mansfield, Massachusetts; Denver, Colorado; Bensalem, Philadelphia; San Leandro, California; Fontana, California; and Newark, New Jersey.

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

In June 1998, the defendants filed a motion for summary judgment seeking a ruling that the first two claims for relief, which allege breaches arising out of the purchase and sale of stock at the inception of the ESOP, are barred by the applicable statute of limitations. In an order dated July 14, 1998, the district court granted in part and denied in part this motion and ruled that these claims for relief are barred by the statute of limitations to the extent that they rely on a theory that the automatic conversion feature and other terms and conditions of the purchase and sale of the preferred stock violated ERISA, but are not so barred to the extent that they rely on a theory that the purchase and sale of the preferred stock at the inception of the ESOP was for more than adequate consideration.

On September 30, 1998, plaintiff filed a motion to certify as final, and enter judgment on, the two July 14, 1998 orders. This motion was denied. Defendants filed their answer to the second amended complaint on September 18, 1998, denying the allegations contained in the first, second, and third claims for relief. The trial regarding these remaining claims is set for September 27, 1999. The Company believes it has meritorious defenses to these claims and plans to continue to defend this matter vigorously.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment Growth & Income Fund VII (Fund VII). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997, alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement), which provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time redemption of up to 10% of the outstanding units of Funds V, VI, and VII at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in Funds V, VI, and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement,
(c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the ticker symbol PLMI on the American Stock Exchange (AMEX). As of the date of this annual report, the Company has 8,161,504 common shares outstanding and approximately 3,285 shareholders of record.

Table 3, below, sets forth the quarterly high and low prices of the Company's common stock for 1998 and 1997, as reported by the AMEX: TABLE 3

   Calendar Period                                    High             Low
  -------------------                               ---------        ---------

         1998
     1st Quarter                                    $   6.250          $   5.063
     2nd Quarter                                        9.250              5.813
     3rd Quarter                                        7.750              5.438
     4th Quarter                                        7.000              5.063

         1997
     1st Quarter                                    $   3.813          $   3.000
     2nd Quarter                                        6.375              3.500
     3rd Quarter                                        6.000              5.500
     4th Quarter                                        5.875              5.250

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

In March 1997, the Company announced that the Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1997, 766,200 shares were purchased under this plan for a total of $4.4 million.

During 1998, the Company repurchased 106,200 shares for $0.6 million, completing the $5.0 million common stock repurchase program announced in March 1997.

In 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $1.1 million of the Company's common stock. During 1998, 170,300 shares were repurchased under this plan for a total of $1.1 million.

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 63,300 shares had been repurchased under this plan for a total of $0.4 million.

Additional future repurchases may be made in the open market or through private transactions.

ITEM 6.    SELECTED FINANCIAL DATA



                            Years ended December 31,
               (in thousands of dollars, except per share amounts)

                                                         1998            1997           1996             1995             1994
                                                     ------------------------------------------------------------------------------

        Results of operations:
          Revenue                                    $    57,078    $    49,665     $   51,545      $   60,073        $ 53,715
          Income (loss) before income taxes                7,899          6,515          3,893           7,868          (5,579 )
          Net income (loss) before cumulative
            effect of accounting change                    4,857          4,667          4,095           6,048          (1,511 )
          Cumulative effect of accounting change              --             --             --              --          (5,130 )
          Net income (loss) to common shares               4,857          4,667          4,095           6,048          (9,071 )
          Basic earnings (loss) per weighted-
            average common share                            0.58           0.51           0.41            0.52           (0.74 )

        Financial position:
          Total assets                                   292,069        236,283        198,749         126,213         140,372
          Short-term secured debt                         34,420         23,040         30,966              --           6,404
          Long-term recourse debt                         56,047         44,844         43,618          47,853          60,119
          Long-term nonrecourse debt                     111,222         81,302         45,392              --              --
          Shareholders' equity                            50,197         46,548         46,320          48,620          45,695


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trailer Leasing

The Company operates 16 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van (nonrefrigerated) trailers leased to a variety of customers. The Company opened six of these rental yards in 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

Commercial and Industrial Equipment Leasing and Financing

A major activity of the Company is the funding and management of long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as point-of-sale, materials handling, computer and peripheral, manufacturing, general purpose plant and warehouse, communications, medical, and construction and mining equipment. Through AFG, the Company is also engaged in the management of institutional programs for which it originates leases and receives acquisition and management fees. The Company also earns syndication fees for arranging purchases and sales of equipment to other unaffiliated third parties.

In March 1998, the Company announced that its Board of Directors had authorized management to engage investment bankers for the purpose of undertaking an initial public offering of common stock for AFG. On May 7, 1998, AFG filed a registration statement with the U.S. Securities and Exchange Commission (SEC) for the initial public offering. On October 15, 1998, AFG filed an amended registration statement with the SEC for the initial public offering.

On January 11, 1999, the Company announced that its Board of Directors had engaged an investment banking firm to explore strategic alternatives for AFG. The Company does not intend to withdraw the current registration statement on file with the SEC at the present time, pending the results of the review.

Management of Investment Programs

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication for these programs in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions. The Company's interest in the earnings of Fund I will increase to 25% after the investors have received distributions equal to their original invested capital.

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

Comparison of the Company's Operating Results for the Years Ended December 31, 1998 and 1997

The following analysis reviews the operating results of the Company:

Revenues



                                                                         1998                    1997
                                                                     -----------------------------------------
                                                                           (in thousands of dollars)
Operating lease income                                                $   19,947             $   15,777
Finance lease income                                                      12,529                  8,685
Management fees                                                           10,203                 11,275
Partnership interests and other fees                                         917                  1,306
Acquisition and lease negotiation fees                                     3,974                  3,184
Aircraft brokerage and services                                            1,090                  2,466
Gain on the sale or disposition of assets, net                             4,693                  3,720
Other                                                                      3,725                  3,252
                                                                     --------------------------------------
  Total revenues                                                      $   57,078             $   49,665


The fluctuations in revenues between 1998 and 1997 are summarized and explained below.

Operating lease income by equipment type:



                                                                         1998                   1997
                                                                     -----------------------------------------
                                                                              (in thousands of dollars)
Refrigerated and dry van over-the-road trailers                       $    9,743             $    5,539
Commercial and industrial equipment                                        7,935                  5,175
Intermodal trailers                                                        1,706                  3,083
Marine vessel                                                                412                    501
Aircraft and aircraft engine                                                  74                    655
Mobile offshore drilling units                                                --                    603
Marine containers                                                             --                    188
Other                                                                         77                     33
                                                                     --------------------------------------
  Total operating lease income                                        $   19,947             $   15,777


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $4.2 million during 1998, compared to 1997, due to the following:

(a) A $4.2 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

(b) A $2.8 million increase in operating lease income was generated from commercial and industrial equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

These increases in operating lease income were partially offset by the following:

(a) A $0.1 million decrease in operating lease income from marine vessels. During 1998, the Company purchased an entity owning a marine vessel that generated $0.4 million in operating lease income. The Company sold the entity that owned the marine vessel, at the Company's cost, to an affiliated program in 1998. During 1997, the Company owned a 47.5% interest in an entity that owned a marine vessel, which generated $0.5 million in operating lease income during that year. The Company sold the 47.5% interest in the entity that owned the marine vessel, at the Company's cost, to an affiliated program in 1997.

(b) A $0.6 million decrease in operating lease income from mobile offshore drilling units. During 1997, the Company owned one mobile offshore drilling unit, as well as a 25.5% interest in an entity that owned another mobile offshore drilling unit, which generated $0.6 million in operating lease income. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997. No similar asset was owned by the Company during 1998.

(c) A $2.1 million decrease in marine container, aircraft, and intermodal trailer operating lease income was due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets. Intermodal trailer lease revenues also decreased due to lower utilization, compared to the prior year.

Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income increased $3.8 million during 1998, compared to 1997, due to an increase in commercial and industrial assets that were on finance lease.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $1.1 million during 1998, compared to 1997. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios. The Company also earns management fees from the institutional programs managed by the Company's AFG subsidiary.

         Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.7 million and $2.3 million for 1998 and 1997, respectively. In addition, a decrease of $0.8 million and $1.0 million in the Company's residual interests in the programs was recorded during 1998 and 1997, respectively. The decrease in net earnings and distribution levels and residual interests in 1998, compared to 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

         Acquisition and lease negotiation fees:

During 1998, the Company, on behalf of the EGF programs, purchased transportation and other equipment, along with beneficial interests in entities that own marine containers and a commercial aircraft, for $60.4 million, compared to $42.8 million in transportation equipment and a beneficial interest in a marine vessel and aircraft purchased on behalf of the EGFs during 1997, resulting in a $0.9 million increase in acquisition and lease negotiation fees. Also during 1998, equipment purchased by AFG for the institutional programs was $26.0 million, compared to $29.6 million for 1997, resulting in a $0.1 million decrease in acquisition and lease negotiation fees for 1998, compared to 1997. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company does not expect to sell assets in the future to the institutional programs, acquisition and lease negotiation fees will be substantially reduced in the future.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft spare part sales and brokerage subsidiary, decreased $1.4 million during 1998, compared to 1997, due to a decrease in spare parts sales and due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary, located in Australia, in August 1998.

         Gain on the sale or disposition of assets, net:

         During 1998, the Company recorded $4.7 million in net gains on the sale or disposition of assets. Of this gain, $1.0 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, and $3.2 million related to the sale of commercial and industrial equipment. Also during 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million. During 1997, the Company recorded $3.7 million in net gains on the sale or disposition of assets. Of this gain, $1.1 million resulted from the sale or disposition of trailers, storage equipment, marine containers, and commuter aircraft. Also during 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million and earned $2.0 million from the sale of commercial and industrial equipment. These gains were partially offset by a $0.2 million adjustment to reduce the estimated net realizable value of certain trailers.

Other:

         Other revenues increased $0.5 million during 1998, compared to 1997, due mainly to increased revenue earned from financing income earned on loans made by AFG.

         Costs and Expenses



                                                                            1998              1997
                                                                     -------------------------------------
                                                                              (in thousands of dollars)
Operations support                                                    $   17,571            $   16,633
Depreciation and amortization                                             11,833                 8,447
General and administrative                                                 7,086                 9,472
                                                                     -------------------------------------
  Total costs and expenses                                            $   36,490            $   34,552

         Operations support:


Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.9 million (6%) for 1998, compared to 1997. The increase resulted from $1.6 million in additional costs due to the expansion of PLM Rental, with the addition of six rental yards and new trailers to existing yards; a $0.2 million loss related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary, located in Australia, in August 1998; and a $0.5 million write-down of its aircraft spare parts inventory. These increases were partially offset by a $0.8 million decrease in the costs of goods sold, which was associated with the decrease in the cost of sales of aircraft spare parts because of reduced spare parts sales and the sale of the Company's spare parts brokerage subsidiary, and a $0.6 million decrease in bad debt expense.

         Depreciation and amortization:

         Depreciation and amortization expenses increased $3.4 million (40%) for 1998, compared to 1997. An increase of $3.0 million was due to an increase in commercial and industrial equipment owned and on operating lease, and an increase of $1.7 million was due to an increase in refrigerated trailer equipment owned and on operating lease. These increases were partially offset by the reduction in aircraft, marine container, and intermodal trailer portfolios (discussed in the operating lease income section).

         General and administrative:

General and administrative expenses decreased $2.4 million (25%) during 1998, compared to 1997, primarily due to a $0.6 million decrease in compensation and benefits expense as a result of a decrease in staffing requirements, a $0.5 million decrease in expenses related to the Company's response to shareholder-sponsored initiatives in 1997, a $0.5 million decrease in legal fees related to the Koch and Romei actions, a $0.4 million decrease in rent expense, a $0.3 million decrease in expenses related to the redemption of stock options, and a $0.1 million decrease in professional service expenses.

Other Income and Expenses



                                                                            1998                1997
                                                                     ----------------------------------------
                                                                           (in thousands of dollars)
Interest expense                                                     $    (14,608 )         $   (9,891 )
Interest income                                                             1,446                1,635
Other income (expenses), net                                                  473                 (342 )


         Interest expense:

Interest expense increased $4.7 million (48%) during 1998, compared to 1997, due to an increase in borrowings of nonrecourse securitized debt, an increase in borrowings on the warehouse credit facilities, and an increase in borrowings on the senior secured notes. Interest expense on borrowings for AFG increased $5.5 million. The additional interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding on the senior secured loan.

Interest income:

         Interest income decreased $0.5 million during 1998, compared to 1997, due to a decrease in average cash balances. This decrease was partially offset by $0.3 million of interest income for a tax refund receivable that had not previously been recognized, which was recorded in 1998.

Other income (expenses), net:

         For 1998, other income was $0.5 million, compared to $0.3 million of expense for 1997. During 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 13 to the consolidated financial statements). During 1997, other expenses of $0.3 million represented an accrual for a litigation settlement that was paid in 1998.

         Provision for Income Taxes

For 1998, the provision for income taxes was $3.0 million, representing an effective rate of 39%. For 1997, the provision for income taxes was $1.8 million, representing an effective rate of 28%. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States. The Company did not earn any income of this type during 1998 (refer to Note 12 to the consolidated financial statements).

         Net Income

         As a result of the foregoing, 1998 net income was $4.9 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.58 and $0.57, respectively. For 1997, net income was $4.7 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.51 and $0.50, respectively.

Comparison of the Company's Operating Results for the Years Ended December 31, 1997 and 1996

The following analysis reviews the operating results of the Company:

Revenues



                                                                          1997                   1996
                                                                     -----------------------------------------
                                                                              (in thousands of dollars)
Operating lease income                                                $   15,777             $   18,180
Finance lease income                                                       8,685                  4,186
Management fees                                                           11,275                 10,971
Partnership interests and other fees                                       1,306                  3,811
Acquisition and lease negotiation fees                                     3,184                  6,610
Aircraft brokerage and services                                            2,466                  2,903
Gain on the sale or disposition of assets, net                             3,720                  2,282
Other                                                                      3,252                  2,602
                                                                     --------------------------------------
  Total revenues                                                      $   49,665             $   51,545


The fluctuations in revenues between 1997 and 1996 are summarized and explained below.

Operating lease income by equipment type:


                                                                           1997                 1996
                                                                     -----------------------------------------
                                                                              (in thousands of dollars)
Refrigerated and dry van over-the-road trailers                       $    5,539             $    5,584
Commercial and industrial equipment                                        5,175                  4,042
Intermodal trailers                                                        3,083                  2,420
Aircraft and aircraft engine                                                 655                  4,444
Mobile offshore drilling units                                               603                    123
Marine vessel                                                                501                     --
Marine containers                                                            188                    392
Railcars                                                                      29                     99
Storage equipment                                                              4                  1,076
                                                                     --------------------------------------
  Total operating lease income                                        $   15,777             $   18,180


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. As of December 31, 1997, the Company owned transportation equipment held for operating lease with an original cost of $50.3 million, which was $24.3 million less than the original cost of transportation equipment owned and held for operating lease or held for sale as of December 31, 1996. The reduction in equipment, on an original cost basis, was a consequence of the Company's strategic decision to dispose of certain underperforming transportation assets and exit certain equipment markets, which resulted in a 91% net reduction in its aircraft portfolio and a 100% net reduction in its marine container portfolio, compared to 1996. The reduction in transportation equipment available for lease is the primary reason aircraft and marine container operating lease income was reduced, compared to the prior year. The $1.1 million decrease in storage equipment operating lease income is due to an agreement the Company entered into in January 1997 to lease all of its storage equipment assets to a third party on a finance lease, as opposed to short-term operating leases.

Although operating lease income decreased as a result of the reduction in transportation equipment available for lease and the storage equipment agreement, this decrease was partially offset by a $1.1 million increase in commercial and industrial operating lease income. Commercial and industrial operating lease income increased as a result of an increase in commercial and industrial equipment owned and on operating lease. Intermodal trailer operating lease income increased $0.6 million as a result of higher utilization in the intermodal trailer fleet. In addition, during 1997, the Company owned one mobile offshore drilling unit as well as a 25.5% interest in another mobile offshore drilling unit, which together generated $0.6 million in lease revenue, and owned a 47.5% interest in a marine vessel, which generated $0.5 million in lease revenue. Both of the drilling units and the marine vessel were sold at the Company's cost to affiliated programs in 1997.

         Finance lease income:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income increased $4.5 million during 1997, compared to 1996, due to an increase in commercial and industrial assets that were on finance lease. During 1997, the average investment in direct finance leases was $76.2 million, compared to $30.5 million for 1996.

Management fees:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees increased $0.3 million during 1997, compared to 1996, due to an increase in management fees earned from the institutional programs managed by the Company's AFG subsidiary. Although management fees related to Fund I increased due to additional asset purchases, net management fees from the remaining older programs declined due to a net decrease in managed equipment and lower lease rates. With the termination of syndication activities in 1996, management fees from the older programs are expected to decrease in the future as they begin liquidation and the associated equipment portfolio becomes permanently reduced. This decrease has been and is expected to continue to be offset, in part, by management fees earned from the institutional programs managed by AFG.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $2.3 million and $2.7 million for 1997 and 1996, respectively. In addition, a decrease of $1.0 million in the Company's residual interests in the programs was recorded during 1997, compared to an $0.8 million increase in the Company's residual interests in the programs during 1996. The decrease in net earnings and distribution levels and residual interests in 1997, compared to 1996, resulted mainly from the disposition of equipment in certain of the PLM Equipment Growth Fund (EGF) programs. In addition, during 1996, residual income of $1.8 million was recorded for Fund I purchases. Because Fund I has fully invested the proceeds raised from syndication, the Company will not record additional residual interest income from this program until it reaches the liquidation phase. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolio of an affiliated partnership when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the reinvestment proceeds are less than the original investment in the sold equipment. In 1996, the Company also earned $0.3 million in liquidation sales fees for the sales of managed equipment. There were no similar fees in 1997.

         Acquisition and lease negotiation fees:

During 1997, the Company, on behalf of the EGF programs, purchased transportation equipment and a beneficial interest in a marine vessel and aircraft for $42.8 million, compared to $105.7 million of transportation equipment purchased on behalf of the EGF programs during 1996, resulting in a $3.4 million decrease in acquisition and lease negotiation fees. Acquisition fees related to equipment purchased for the institutional programs managed by AFG were $0.8 million for both 1997 and 1996. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

         Aircraft brokerage and services:

         Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc. (Aeromil), the Company's aircraft leasing, spare parts sales, and brokerage subsidiary, decreased $0.4 million in 1997, compared to 1996, due to a decrease in spare parts sales, the sale of the subsidiary's ownership interest in Austin Aero FBO Ltd. to third parties in January 1996, and unfavorable exchange rate fluctuations during 1997.

         Gain on the sale or disposition of assets, net:

         During 1997, the Company recorded $3.7 million in net gains on the sale or disposition of assets. Of this gain, $1.1 million resulted from the sale or disposition of trailers, storage equipment, marine containers, and commuter aircraft. Also during 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million, and earned $2.0 million from the sale of commercial and industrial equipment. These gains were partially offset by a $0.2 million adjustment to reduce the estimated net realizable value of certain trailers. During 1996, the Company recorded a $2.3 million net gain on the sale or disposition of assets. Of this gain, $2.1 million resulted from the sale or disposition of trailers, marine containers, railcars, storage equipment, and commuter and commercial aircraft, and $0.9 million related to the sale of commercial and industrial equipment. These gains were partially offset by a $0.7 million adjustment to reduce the estimated net realizable value of certain commuter aircraft ($0.4 million) and certain trailers ($0.3 million).

         Other:

         Other revenues increased $0.7 million during 1997, compared to 1996, due to increased revenue earned from financing income and brokerage fees.

         Costs and Expenses


                                                                         1997                  1996
                                                                     -----------------------------------------
                                                                              (in thousands of dollars)
Operations support                                                    $   16,633            $   21,595
Depreciation and amortization                                              8,447                11,318
General and administrative                                                 9,472                 7,956
                                                                     -------------------------------------
  Total costs and expenses                                            $   34,552            $   40,869


Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, decreased $5.0 million (23%) for 1997, compared to 1996. The decrease resulted from a $1.4 million charge recorded during 1996 related to the termination of syndication activities, a $1.3 million decrease in compensation and benefits expense due to staff reductions, a $0.7 million decrease in other office-related expenses, a $0.6 million decrease in equipment operating costs due to the sale of certain of the Company's transportation equipment, a $0.5 million decrease in administrative expenses, and a $0.5 million decrease in professional services expenses.

         Depreciation and amortization:

         Depreciation and amortization expenses decreased $2.9 million (25%) for 1997, compared to 1996. The decrease resulted from the reduction in depreciable transportation equipment (discussed in the operating lease revenue section), and was partially offset by increased depreciation of commercial and industrial equipment on operating lease.

         General and administrative:

General and administrative expenses increased $1.5 million (19%) for 1997, compared to 1996, due to a $0.6 million increase in expenses related to the redemption of stock options, a $0.5 million increase in legal fees related to the Koch and Romei actions (refer to Note 13 to the consolidated financial statements), a $0.5 million increase in costs related to the Company's response to shareholder-sponsored initiatives, and a $0.3 million credit recorded in the second quarter of 1996 related to the Employee Stock Ownership Plan (ESOP).
These expenses were partially offset by a $0.4 million decrease in office-related expenses due to a decrease in staffing and office space requirements.

Other Income and Expenses



                                                                         1997                1996
                                                                     ----------------------------------------
                                                                          (in thousands of dollars)
Interest expense                                                     $   (9,891 )          $  (7,341 )
Interest income                                                           1,635                1,228
Other expenses, net                                                        (342 )               (670 )


         Interest expense:

         Interest expense increased $2.6 million (35%) for 1997, compared to 1996, due to an increase in borrowings of nonrecourse debt to fund lease originations and the senior secured notes facility. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from the retirement of the subordinated debt in 1996, a decrease in borrowings on the short-term secured debt facility, and the reduction in the amount outstanding on the senior secured loan.

         Interest income:

         Interest income increased $0.4 million (33%) for 1997, compared to 1996, as a result of higher average cash balances in 1997, compared to 1996.

Other expenses, net:

Other expenses of $0.3 million in 1997 represent an accrual for a litigation settlement that was paid in 1998. During 1996, the Company prepaid the $8.6 million balance of its subordinated debt and $10.0 million of its senior secured loan, and wrote off the associated loan fees, incurring prepayment penalties of $1.0 million. These expenses were partially offset by other income of $0.4 million resulting from the 1996 sale of 32 wind turbines that had previously been written off.

Provision for (Benefit from) Income Taxes

For 1997, the provision for income taxes was $1.8 million, representing an effective rate of 28%. For 1996, the Company recognized a benefit for income taxes of $0.2 million as a result of several items of a nonrecurring nature. These included adjustments that reduced income tax expense arising from differences between the amount recognized in the 1995 financial statements and the 1995 tax return as filed and changes in state tax apportionment factors used to record deferred taxes. In both 1997 and 1996, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside of the United States (refer to Note 12 to the consolidated financial statements).

         Net Income

         As a result of the foregoing, 1997 net income was $4.7 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.51 and $0.50, respectively. For 1996, net income was $4.1 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.41 and $0.40, respectively.


Liquidity and Capital Resources

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

Liquidity in 1999 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of commercial and industrial and trailer equipment leasing transactions, additional borrowings, and the potential proceeds from the initial public offering or sale of AFG. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing:

Nonrecourse Securitized Debt: The Company has available a nonrecourse debt facility for up to $150.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment at AFG that generally have terms of one to seven years. The facility is available for a one-year period expiring October 12, 1999. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration and increase its borrowing capacity as needed. The securitized debt bears interest equivalent to the lender's cost of funds, based on commercial paper market rates for the determined period of borrowing, plus an interest rate spread and fees (6.46% and 7.16% as of December 31, 1998 and 1997, respectively). As of December 31, 1998, $103.6 million in borrowings was outstanding under this facility. As of March 9, 1999, $108.1 million in borrowings was outstanding under this facility.

   In addition to the $150.0 million nonrecourse debt facility discussed above, the Company also has $7.6 million in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment at AFG that have terms corresponding to the note repayment schedule that began November 1997 and ends March 2001. The notes bear interest from 8.32% to 9.5% per annum.

         FSI Warehouse Credit Facility: Assets acquired and held on an interim basis by FSI for placement with affiliated programs or sale to third parties have, from time to time, been partially funded by a warehouse credit facility. This facility is also used to temporarily finance the purchase of trailers prior to permanent financing. This facility was amended on December 15, 1998 to amend FSI's borrowing capacity to $24.5 million until December 14, 1999. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

This facility, which is shared with EGFs VI and VII, and Fund I, allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of December 31, 1998, the Company had no outstanding borrowings under this facility and no other borrowings were outstanding under this facility by any other eligible borrower. As of March 9, 1999, the Company and EGF VI had $8.3 million and $3.7 million in borrowings outstanding under this facility, respectively.

AFG Warehouse Credit Facility: Assets acquired and held on an interim basis by AFG for placement in the Company's securitization facility or for sale to institutional programs or other unaffiliated third parties have, from time to time, been partially funded by a $60.0 million warehouse credit facility. The facility expires December 14, 1999; however, the Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

         This facility provides for 100% of the present value of the lease stream of commercial and industrial equipment for up to 90% of original equipment cost of the assets held on this facility.

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may by outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of December 31, 1998, the Company had $34.4 million outstanding under this facility. As of March 9, 1999, the Company had $29.8 million in borrowings outstanding under this facility.

Senior Secured Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. On September 22, 1998, the Company amended the note agreement to allow the Company to borrow an additional $10.0 million under the facility during the period from September 22, 1998 through October 15, 1998. During this period, the Company borrowed $10.0 million. During 1998, the Company repaid $5.6 million on this facility. The facility bears interest at LIBOR plus 240 basis points. As of December 31, 1998, the Company had $28.2 million outstanding under this agreement. As of March 9, 1999, the Company had $26.3 million outstanding under this agreement. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

Senior Secured Loan: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $14.7 million as of December 31, 1998 and March 9, 1999, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of December 31, 1998, the cash collateral balance for this loan was $0.1 million and is included in restricted cash and cash equivalents on the Company's balance sheet. During 1998, the Company repaid $5.9 million on this facility. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001.

Other Secured Debt: As of December 31, 1998, the Company had $13.1 million in other secured debt, bearing interest from 5.35% to 5.55%, with payments due monthly in advance, beginning December 31, 1998 and ending November 30, 2005. The debt is secured by certain trailer equipment and allows the Company to buy the equipment at a fixed price at the end of the loan. The Company intends to use this type of debt for the purchase of new trailers in the future.

Interest-Rate Swap Contracts: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of December 31, 1998, the swap agreements had a weighted-average duration of 1.28 years, corresponding to the terms of the related debt. As of December 31, 1998, a notional amount of $99.0 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.59% on such obligations. For 1998, interest expense increased by $0.4 million due to these arrangements.

Trailer leasing:

The Company operates 16 trailer rental facilities that engage in short-term and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened six of these rental yards in 1998 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards. During 1998, the Company purchased $34.1 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $2.1 million for proceeds of $2.2 million.

     Commercial and industrial equipment leasing and financing:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse securitization facility. AFG also originates loans in which it takes a security interest in the assets financed. During 1998, the Company funded lease and loan transactions for commercial and industrial equipment with an original equipment cost of $176.0 million. During 1998, the Company sold commercial and industrial equipment with a net book value of $89.3 million for proceeds of $92.5 million. The majority of these transactions was financed, on an interim basis, through the Company's warehouse credit facility.

Some equipment subject to leases is sold to institutional programs for which the Company is the servicer. Acquisition and management fees are received for the sale and subsequent servicing of these leases. The Company does not believe it will be selling assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

As of December 31, 1998, the Company had committed to purchase $40.5 million of equipment for its commercial and industrial lease and finance receivables portfolio, to be held by the Company or sold to the institutional programs or to other third parties, of which $8.7 million had been received by lessees and accrued for as of December 31, 1998.

From January 1, 1999 through March 9, 1999, the Company funded $8.1 million of commitments outstanding as of December 31, 1998 for its commercial and industrial lease and finance receivables portfolio.

As of March 9, 1999, the Company had committed to purchase $51.7 million of equipment for its commercial and industrial lease and finance receivables portfolio.

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

On January 11, 1999, the Company announced that its Board of Directors had engaged an investment banking firm to explore strategic alternatives for AFG. The Company does not intend to withdraw the current registration statement on file with the SEC at the present time, pending the results of the review.

     Other transportation equipment leasing and other:

During 1998, the Company generated proceeds of $6.4 million from the sale of an aircraft engine, a 20% interest in a commuter aircraft, intermodal trailers, and railcars sold to unaffiliated third parties. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

During 1998, the Company generated proceeds of $23.0 million from the sale of assets sold to affiliated programs at cost, which approximated their fair market value.

Management believes that, through debt and equity financing, possible sales of equipment, proceeds from the initial public offering or sale of AFG, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Stock repurchase program:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of March 9, 1999, 103,300 shares had been repurchased under this plan for a total of $0.6 million.

     Effects of the Year 2000

It is possible that the Company's currently installed computer systems, software products, and other business systems, or those of the Company's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem.

The Company has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Company (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Company's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by PLMI before the end of fiscal 1999. The Company believes that its Year 2000 compliance program can be completed by the end of 1999. As of December 31, 1998, the Company has spent approximately $0.1 million to become Year 2000 compliant. The Company expects to spend an additional $0.1 million in order to become Year 2000-compliant.

It is possible that certain of the Company's equipment lease portfolio may not be Year 2000 compliant. The Company is currently contacting equipment manufacturers of the Company's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The Company does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which third parties can address the Year 2000 problem. The Company is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Company is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Company. The Company will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance, and will develop a contingency plan if the Company determines that third-party noncompliance would have a material adverse effect on the Company's business, financial position or results of operation.

The Company is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The Company anticipates these plans will be completed by September 30, 1999.

     Inflation

     There was no material impact on the Company's operations as a result of inflation during 1998, 1997, or 1996.

Geographic Information

For geographic information, refer to Note 19 to the consolidated financial statements.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. Upon adoption of this statement in 1999, the Company will take a pretax charge related to start-up costs of one of its subsidiaries of $0.4 million. The Company is continuing to review this statement for any other impact it may have on the Company's consolidated financial statements.

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

Trends

The Company continues to seek opportunities for new businesses, markets, and acquisitions. Over the past few years, the Company has exited certain equipment markets by selling or disposing of underperforming assets from its owned transportation equipment portfolio. The Company's transportation equipment currently consists mainly of refrigerated and dry van trailers. The Company does not anticipate continued substantial reductions in its owned equipment portfolio in 1999 and beyond. Rather, the Company intends to expand its current trailer leasing and management operations by purchasing trailers and opening new rental yards for its PLM Rental, Inc. subsidiary. PLM Rental is one of the largest short-term, on-demand refrigerated trailer rental operations in North America, and the Company believes there are new opportunities in the refrigerated trailer leasing market.

On January 11, 1999, the Company announced that its Board of Directors had engaged an investment banking firm to explore strategic alternatives for AFG. The Company does not intend to withdraw the current registration statement on file with the SEC at the present time, pending the results of the review.

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

The Company continues to monitor costs and expenses for potential reductions in all areas.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities and senior secured notes are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.4 million in 1999, $0.2 million in 2000, $0.1 million in 2001, and $18,000 in 2002. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.8 million in 1999, $0.3 million in 2000, $0.2 million in 2001, and $35,000 in
2002.

The Company hedges borrowings under the nonrecourse securitization facility, effectively fixing the rate of these borrowings. The Company is currently required to hedge against the risk of interest rate increases for those leases used as collateral for its nonrecourse securitization facility, but the Company generally does not enter into hedges for leases designated for sale to institutional programs, or for syndication, or for leases of transportation equipment. Such hedging activities may limit the Company's ability to participate in the benefits of any decrease in interest rates with respect to the hedged portfolio of leases, but may also protect the Company from increases in interest rates for the hedged portfolio. All of the Company's other financial assets and liabilities are at fixed rates.

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

(b) Reports on Form 8-K Filed in the Last Quarter of 1998

December  14,  1998  -   Announcement   regarding  the  election  of  Warren  G.
Lichtenstein as a Class III director of the Board of Directors of the Company.

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

10.3 Form of Employment contracts for Executive Officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.4 Form of Company Nonqualified Stock Option Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.5 Directors' 1995 Nonqualified Stock Option Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 1995.

10.6 PLM International, Inc. Mandatory Management Stock Bonus Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 1997.

10.7 Form of Executive Deferred Compensation Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.8 Asset Purchase Agreement, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.9 Pooling and Servicing Agreement and Indenture of Trust, dated as of July 1, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1995.

10.10 Series 1997-1 Supplemental Indenture to Pooling and Servicing Agreement and Indenture of Trust among AFG Credit
                   Corporation, American Finance Group, Inc., First Union Capital Markets Corp., and Bankers Trust Company, dated as of October 14, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.11 Note Purchase Agreement among AFG Credit Corporation, Variable Funding Capital Corporation, and First Union Capital Markets Corp., dated as of October 14, 1997, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 24, 1997.

10.12 Office Lease for Premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

10.13 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 22, 1998.

10.14 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 22, 1998.

10.15 1998 Management Stock Compensation Plan, dated May 12, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 22, 1998.

10.16 $5.0 million Promissory Note, dated July 15, 1998, executed by PLM International, Inc. in favor of First Union National Bank, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 22, 1998.

10.17              Amendment  No.  4 to  Pooling  and  Servicing  Agreement  and
                   Indenture  of Trust,  dated April 14, 1998,  incorporated  by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 27, 1998.

10.18 Master Amendment to Floating Rate Senior Secured Notes Agreement, dated September 22, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 27, 1998.

10.19 Commitment Letter from First Union National Bank extending the $125.0 million nonrecourse securitization facility through October 12, 1999, dated October 13, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 27, 1998.

10.20 Third Amended and Restated Warehousing Credit Agreement among TEC Acquisub, Inc., the Lenders, and First Union National Bank, dated December 15, 1998.

10.21 Fourth Amended and Restated Warehousing Credit Agreement among PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, PLM Financial Services, Inc., the Lenders, and First Union National Bank, dated December 15, 1998.

10.22 Master Lease Agreement among PLM International, Inc. and Norwest Equipment Finance, Inc., dated December 28, 1998.

10.23              Master Lease Agreement among PLM International, Inc. and U.S.
                   Bancorp Leasing & Financial, dated December 11, 1998.

10.24 Warehousing Credit Agreement among American Finance Group, Inc., the Lenders, and First Union National Bank, dated December 15, 1998.

10.25 Amendment No. 1 to Series 1997-1 Supplemental Indenture among AFG Credit Corporation, American Finance Group, Inc., and First Union Capital Markets, dated December 9, 1998.

10.26 Amendment No. 2 to Note Purchase Agreement among Variable Funding Capital Corporation, First Union Capital Markets, and AFG Credit Corporation, dated December 9, 1998.

10.27              $1,813,449 Note Payable and Security Agreement among American
                   Finance  Group,   Inc.  and   Transamerica   Business  Credit
                   Corporation, dated July 28, 1998.

10.28 $1,118,010 Promissory Note, Pledge, and Security Agreement among American Finance Group, Inc. and General Electric Capital Corporation, dated June 30, 1998.

10.29 $6,579,350 Term Notes and Loan and Security Agreements among American Finance Group, Inc. and Varilease Corporation, dated March 27, 1998.

24.1               Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 9, 1999                  PLM International, Inc.



                                      By:   /s/ Robert N. Tidball
                                            ----------------------------
                                            Robert N. Tidball
                                            Chairman, President, and
                                            Chief Executive Officer

                                      By:   /s/ J. Michael Allgood
                                            ----------------------------
                                            J. Michael Allgood
                                            Vice President and
                                            Chief Financial Officer

                                      By:   /s/ Richard K Brock
                                            ----------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.


  * Director, Senior March 9, 1999 --------------------------------------------- Vice President
  Douglas P. Goodrich


  *                                              Director          March 9, 1999
  ---------------------------------------------
  Robert L. Witt


  *                                              Director          March 9, 1999
  ---------------------------------------------
  Randall L.-W. Caudill


  *                                              Director          March 9, 1999
  ---------------------------------------------
  Harold R. Somerset


  *                                              Director          March 9, 1999
  ---------------------------------------------
  Howard M. Lorber


  *                                              Director          March 9, 1999
  ---------------------------------------------
  Warren G. Lichtenstein

  * Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                 /s/ Susan C. Santo
                                                 ------------------------
                                                 Susan C. Santo
                                                 Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))




Description                                                              Page

Independent Auditors' Report                                             33

Consolidated Statements of Income for Years Ended
  December 31, 1998, 1997, and 1996                                      34

Consolidated Balance Sheets as of December 31, 1998 and 1997             35

Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income for Years Ended December 31,
  1998, 1997, and 1996                                                   36

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1998, 1997, and 1996                                37-38

Notes to Consolidated Financial Statements                               39-62




All schedules are omitted, since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
PLM International, Inc.


We have audited the consolidated financial statements of PLM International, Inc. and subsidiaries (the Company), as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/S/ KPMG LLP
-----------------------



SAN FRANCISCO, CALIFORNIA
MARCH 9, 1999

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31,
               (in thousands of dollars, except per share amounts)




                                                                              1998            1997            1996
                                                                         ----------------------------------------------
  Revenues
  Operating lease income (Note 6)                                        $    19,947      $   15,777        $  18,180
  Finance lease income (Note 2)                                               12,529           8,685            4,186
  Management fees (Note 1)                                                    10,203          11,275           10,971
  Partnership interests and other fees (Note 1)                                  917           1,306            3,811
  Acquisition and lease negotiation fees (Note 1)                              3,974           3,184            6,610
  Aircraft brokerage and services                                              1,090           2,466            2,903
  Gain on the sale or disposition of assets, net                               4,693           3,720            2,282
  Other                                                                        3,725           3,252            2,602
                                                                         ----------------------------------------------
    Total revenues                                                            57,078          49,665           51,545
                                                                         ----------------------------------------------

  Costs and expenses
  Operations support (Notes 13 and 16)                                        17,571          16,633           21,595
  Depreciation and amortization (Note 1)                                      11,833           8,447           11,318
  General and administrative (Notes 13 and 16)                                 7,086           9,472            7,956
                                                                         ----------------------------------------------
    Total costs and expenses                                                  36,490          34,552           40,869
                                                                         ----------------------------------------------

  Operating income                                                            20,588          15,113           10,676

  Interest expense (Notes 9, 10 and 11)                                      (14,608 )        (9,891 )         (7,341 )
  Interest income                                                              1,446           1,635            1,228
  Other income (expenses), net                                                   473            (342 )           (670 )
                                                                         ----------------------------------------------
    Income before income taxes                                                 7,899           6,515            3,893

  Provision for (benefit from) income taxes (Note 12)                          3,042           1,848             (202 )
                                                                         ----------------------------------------------

      Net income to common shares                                        $     4,857      $    4,667        $   4,095
                                                                         ==============================================

  Basic earnings per weighted-average common share
    outstanding                                                          $      0.58      $     0.51        $    0.41
                                                                         ==============================================

  Diluted earnings per weighted-average common
    share outstanding                                                    $      0.57      $     0.50        $    0.40
                                                                         ==============================================


















                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,
                 (in thousands of dollars, except share amounts)


                                     ASSETS

                                                                                             1998             1997
                                                                                        -------------------------------

  Cash and cash equivalents                                                               $     8,786      $     5,224
  Receivables (net of allowance for doubtful accounts of $0.4 million and
    $0.6 million as of December 31, 1998 and 1997, respectively)                                7,282            4,969
  Receivables from affiliates (Note 4)                                                          2,944            5,007
  Investment in direct finance leases, net (Note 2)                                           145,088          119,613
  Loans receivable (Note 3)                                                                    23,493            5,861
  Equity interest in affiliates (Note 4)                                                       22,588           26,442
  Transportation equipment held for operating leases (Note 6)                                  63,044           50,252
    Less accumulated depreciation                                                             (15,516 )        (26,981 )
                                                                                          ------------------------------
                                                                                               47,528           23,271

  Commercial and industrial equipment held for operating leases (Note 6)                       24,520           23,268
    Less accumulated depreciation                                                              (7,831 )         (4,816 )
                                                                                          ------------------------------
                                                                                               16,689           18,452

  Restricted cash and cash equivalents (Note 7)                                                10,349           18,278
  Other, net (Note 8)                                                                           7,322            9,166
                                                                                          ==============================
      Total assets                                                                        $   292,069      $   236,283
                                                                                          ==============================


            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY

  Liabilities
  Warehouse credit facilities (Note 9)                                                    $    34,420      $    23,040
  Senior secured notes (Note 10)                                                               28,199           23,843
  Senior secured loan (Note 10)                                                                14,706           20,588
  Other secured debt (Note 10)                                                                 13,142              413
  Nonrecourse securitized debt (Note 11)                                                      111,222           81,302
  Payables and other liabilities                                                               21,768           25,366
  Deferred income taxes (Note                                                                  18,415           14,860
  12)
                                                                                          ------------------------------
    Total liabilities                                                                         241,872          189,412

  Commitments and contingencies (Note 13)

  Minority interest                                                                                --              323

  Shareholders' equity (Note 14)
  Common stock ($0.01 par value, 50.0 million shares
    authorized, and 8,159,919 and 8,393,362 shares
    issued and outstanding as of December 31, 1998
    and 1997, respectively)                                                                       112              112
  Paid-in capital, in excess of par                                                            74,947           74,650
  Treasury stock (3,875,836 and 3,641,485 shares at
    respective dates)                                                                         (15,072 )        (13,435 )
  Accumulated deficit                                                                          (9,790 )        (14,647 )
  Accumulated other comprehensive loss                                                             --             (132 )
                                                                                          ------------------------------
    Total shareholders' equity                                                                 50,197           46,548
                                                                                          ==============================
      Total liabilities, minority interest, and shareholders' equity                      $   292,069      $   236,283
                                                                                          ==============================


                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)



                                                    Common Stock                     Accumulated
                                      ------------------------------------------       Deficit &
                                                    Paid-in                          Accumulated
                                                   Capital in                           Other                             Total
                                             At      Excess            Treasury     Comprehensive  Comprehensive      Shareholders'
                                             Par     of Par              Stock        Income          Income            Equity
                                        -------------------------------------------------------------------------------------------

Balances, December 31, 1995              $ 117      $  77,743        $  (5,931 )   $  (23,309 )                      $     48,620
Comprehensive income:
  Net income                                                                            4,095        $   4,095              4,095
  Other comprehensive income:
    Foreign currency translation
      income                                                                               21               21                21
                                                                                                    -------------
    Total comprehensive income                                                                           4,116
                                                                                                    =============
Common stock repurchases                                                (6,451 )                                          (6,451 )
Exercise of stock options                                  35                                                                 35
----------------------------------------------------------------------------------------------------               ----------------
  Balances, December 31, 1996              117         77,778          (12,382 )      (19,193 )                           46,320

Comprehensive income:
  Net income                                                                            4,667            4,667             4,667
  Other comprehensive loss:
    Foreign currency translation loss                                                    (123 )           (123 )            (123 )
                                                                                                    =============
    Total comprehensive income                                                                           4,544
                                                                                                    =============
Common stock repurchases                    (5 )       (3,128 )         (1,268 )                                          (4,401 )
Reissuance of treasury stock, net                                          215            (38 )                              177
Redemption of shareholder rights                                                          (92 )                              (92 )
----------------------------------------------------------------------------------------------------               ----------------
  Balances, December 31, 1997              112         74,650          (13,435 )      (14,779 )                           46,548

Comprehensive income:
  Net income                                                                            4,857            4,857             4,857
  Other comprehensive income:
    Foreign currency translation
      income                                                                              132              132               132
                                                                                                    -------------
    Total comprehensive income                                                                       $   4,989
                                                                                                    =============
Exercise of stock options                                 218              211                                               429
Common stock repurchases                                                (2,059 )                                          (2,059 )
Reissuance of treasury stock, net                          79              211                                               290
                                         ===========================================================               ================
   Balances, December 31, 1998           $ 112      $  74,947        $ (15,072 )   $   (9,790 )                     $     50,197
                                         ===========================================================               ================















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)


                                                                            1998            1997           1996
                                                                        --------------------------------------------
Operating activities
Net income                                                               $       4,857      $     4,667      $    4,095
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               11,833            8,447          11,318
    Foreign currency translation                                                   (80)            (123)             21
    Deferred income tax expense (benefit)                                        3,464             (474)           (141)
    Gain on the sale or disposition of assets, net                              (4,693)          (3,720)         (2,282)
    Loss on sale of investment in subsidiary                                       245               --              --
    Undistributed residual value interests                                       1,057            1,052            (846)
    Minority interest in net loss of subsidiaries                                 (100)             (39)             (1)
    (Decrease) increase in payables and other liabilities                       (1,435)           3,459           2,881
    (Increase) decrease in receivables and receivables from
      affiliates                                                                   (32)           1,516           4,001
    Amortization of organization and offering costs                              2,839            2,913           2,977
    (Increase) decrease in other assets                                            (85)             474             151
                                                                         ------------------------------------------------
      Net cash provided by operating activities                                 17,870           18,172          22,174
                                                                         ------------------------------------------------

Investing activities
Additional investments in affiliates                                                --               --          (4,972)
Principal payments received on finance leases                                   32,202           17,705           5,746
Principal payments received on loans                                             5,272            2,020              --
Investment in direct finance leases                                           (129,140)        (103,592)        (99,113)
Investment in loans receivable                                                 (22,904)          (2,163)         (5,718)
Purchase of property, plant, and equipment                                        (339)            (839)           (573)
Purchase of transportation equipment and capital improvements                  (58,916)         (33,725)         (7,464)
Purchase of commercial and industrial equipment held
  for operating lease                                                          (23,989)         (18,915)        (46,660)
Proceeds from the sale of transportation equipment held for lease                6,230           12,318          17,409
Proceeds from the sale of assets held for sale                                  25,328           25,857           2,052
Proceeds from the sale of commercial and industrial equipment                   92,498           56,481          51,891
Sale of  investment in subsidiary                                                  176               --             372
Decrease (increase) in restricted cash and cash equivalents                      7,929             (450)         (7,207)
                                                                         ------------------------------------------------
  Net cash used in investing activities                                        (65,653)         (45,303)        (94,237)
                                                                         ------------------------------------------------


                                                                     (continued)














                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)

   (continued)


                                                                            1998             1997            1996
                                                                       ------------------------------------------------
  Financing activities
  Borrowings of warehouse credit facilities                             $     151,726      $   106,547      $  109,254
  Repayment of warehouse credit facilities                                   (140,346 )       (114,473 )       (78,288 )
  Borrowings of senior secured notes                                           10,000            9,000          18,000
  Repayment of senior secured notes                                            (5,644 )         (3,157 )       (10,000 )
  Repayment of senior secured loan                                             (5,882 )         (4,412 )            --
  Borrowings of other secured debt                                             13,471               --              90
  Repayment of other secured debt                                                (270 )           (205 )          (595 )
  Borrowings of nonrecourse securitized debt                                   74,487          121,716          56,024
  Repayment of nonrecourse securitized debt                                   (44,567 )        (85,806 )       (10,632 )
  Repayment of subordinated debt                                                   --               --         (11,500 )
  Purchase of stock                                                            (2,059 )         (4,401 )        (6,451 )
  Redemption of shareholder rights                                                 --              (92 )            --
  Proceeds from exercise of stock options                                         429               --              35
                                                                        -------------------------------------------------
    Net cash provided by financing activities                                  51,345           24,717          65,937
                                                                        -------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                          3,562           (2,414 )        (6,126 )
  Cash and cash equivalents at beginning of year                                5,224            7,638          13,764
                                                                        =================================================
      Cash and cash equivalents at end of year                          $       8,786      $     5,224      $    7,638
                                                                        =================================================

  Supplemental information
  Net cash paid for interest                                            $      14,054      $     9,395      $    6,516
                                                                        =================================================
  Net cash paid for income taxes                                        $       1,656      $     1,119      $    1,292
                                                                        =================================================


























                  See accompanying notes to these consolidated
                             financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements contain all necessary adjustments, consisting primarily of normal recurring accruals, to present fairly the results of operations, financial position, changes in shareholders' equity, and cash flows of PLM International, Inc. and its wholly- and majority-owned subsidiaries (PLM International, the Company, or PLMI). PLM International and its consolidated group began operations on February 1, 1988. All intercompany transactions among the consolidated group have been eliminated.

PLM International is a diversified equipment leasing and management company specializing in the leasing of transportation and commercial and industrial equipment. The Company specializes in creating equipment leasing solutions for domestic and international customers.

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

Leasing Operations

PLM International's leasing operations generally consist of operating and direct finance leases on a variety of equipment types, including trailers, point-of-sale, computer, communications, manufacturing, and materials-handling equipment. Equipment held for operating lease includes transportation equipment and commercial and industrial equipment, which are depreciated over their estimated useful life. Rental payments are recorded as revenue over the lease term as earned.

Under the direct finance lease method of accounting, the leased asset is recorded as an investment in direct finance leases and represents the minimum net lease payments receivable, including third-party guaranteed residuals, plus the unguaranteed residual value of the equipment, less unearned income. Rental payments, including principal and interest on the lease, reduce the investment in the finance lease, and the interest is recorded as revenue over the lease term.

Prior to 1998, the Company expensed initial direct lease origination costs as incurred since they were not material. Under generally accepted accounting principles, initial direct costs, if material, should be capitalized. Because the Company's portfolio of equipment on lease continues to grow, the resulting initial direct lease origination costs have become material. Effective January 1, 1998, the Company now capitalizes these costs. During 1998, the Company capitalized $0.6 million of these costs, of which $0.2 million had been amortized as of December 31, 1998. Amounts capitalized related to direct finance leases are included in the net investment in finance leases and are amortized using the effective interest method. Amounts capitalized related to operating leases are included in other assets and are amortized straight line over the lease term.

Equipment

Transportation equipment held for operating lease is stated at the lower of depreciated cost or estimated fair value less cost to sell. Depreciation is computed on the straight-line method down to the equipment's estimated salvage value, utilizing the following estimated useful lives in years: trailers, primarily 10 to 12; commercial and industrial equipment, 1 to 7; aircraft, 8 to 20; marine containers, 10 to 15; and storage equipment, 15. Salvage values for transportation equipment are generally 20% of original equipment cost. Salvage values for commercial and industrial equipment vary according to the type of equipment.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounts Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the carrying value of its equipment quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. In addition, from time-to-time the Company utilizes third-party appraisals to estimate the fair value of its residual values, comparing the aggregate carrying value for each equipment type to the aggregate appraisal value in order to assess potential impairment. If projected undiscounted future lease revenues plus residual values are lower than the carrying value of the equipment, the loss on revaluation is recorded as either a net reduction in the gain on the sale or disposition of assets or as a reduction to finance lease income (if the assets were on finance lease). Total reductions were $0.2 million in 1998, $0.2 million in 1997, and $0.7 million in 1996.

The Company classifies assets as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of depreciated cost or estimated fair value less cost to sell.

Except for trailers operating out of the Company's short-term rental yards, maintenance costs are usually the obligation of the lessee. If not covered by the lessee, they are charged against operations as incurred. Repair and maintenance expenses were $2.7 million, $2.7 million, and $3.0 million for 1998, 1997, and 1996, respectively.

Investment  in  and  Management  of  Equipment   Growth  Funds,   Other  Limited
Partnerships, and Private Placement Programs

The Company earns revenues in connection with the management of limited partnerships and private placement programs. Equipment acquisition and lease negotiation fees are generally earned through the purchase and initial lease of equipment, and are generally recognized as revenue when the Company completes substantially all of the services required to earn the fees, generally when binding commitment agreements are signed.

Management   fees  are  earned  for  managing  the  equipment   portfolios   and
administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, the Company was generally granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. (FSI) is the general partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the use of straight-line depreciation and the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

The Company also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnerships' equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in other fees at the present value of the Company's share of estimated disposition proceeds. Special distributions received by the Company resulting from the sale of equipment are treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received are treated as residual interest income.

The Company is entitled to reimbursement for providing certain administrative services.

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

Investment in and Management of Limited Liability Company

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC (Fund I), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to the Company for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. The Company funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. The Company is amortizing its investment in Fund I over eight years.

In return for its investment, the Company is generally entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The Company is entitled to monthly fees for equipment management services and reimbursement for providing certain administrative services.

FSI also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. Special distributions resulting from the sale of equipment received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

Institutional Programs

The Company earns revenues in connection with lease originations and servicing equipment leases for institutional programs. Acquisition fees are generally earned through the purchase and initial lease of equipment, and are generally recognized as revenue when the Company completes substantially all of the services required to earn the fees, generally when binding commitment agreements are signed. Management fees are earned for servicing the equipment portfolios and leases as provided for in various agreements, and are recognized as revenue over time as they are earned.

Residual Interests

The Company has residual interests in equipment owned by the managed programs, which are recorded as equity interest in affiliates. As required by FASB
Technical Bulletin 1986-2, the discount on the Company's residual value interests in the equipment owned by the managed programs is not accreted over the holding period. Residual interests in equipment on finance leases are included in investment in direct finance leases, net. The Company reviews the carrying value of its residual interests quarterly in relation to expected future market values for the equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts.

Transfer of Direct Finance Leases, Loans, and Operating Leases

On January 1, 1997, the Company adopted FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidelines for distinguishing between transfers of financial assets that are sales and transfers that are secured borrowings. The Company's transfers of direct finance leases and loans to the securitization facility are accounted for as financings under SFAS No. 125.

Transfers of equipment to a securitization facility, subject to operating leases in which the Company retains substantial risk of ownership, are not treated as sales, in accordance with the provisions of FASB SFAS No. 13, "Accounting for Leases," and are also accounted for as financings. Transfer of equipment to institutional programs and third parties, subject to operating leases in which the Company retains no risk of ownership, are treated as sales, with gain or loss on sale recognized in the period title passes.

Earnings Per Weighted-Average Common Share

Basic earnings per common share are computed by dividing net income to common shares by the weighted-average number of shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares. Basic and diluted earnings per share are presented below for the years ended December 31:

                                                                                      1998              1997              1996
                                                                                   -----------------------------------------------
                                                                                  (in thousands of dollars, except per share data)
  Basic:
      Net income                                                                    $    4,857        $    4,667       $    4,095
    Shares:
      Weighted-average number of common shares outstanding                               8,325             9,081           10,032
          Basic earnings per common share                                           $     0.58        $     0.51       $     0.41
                                                                                    ===============================================

  Diluted:
      Net income                                                                    $    4,857        $    4,667       $    4,095
    Shares:
      Weighted-average number of common shares outstanding                               8,325             9,081           10,032
      Potentially dilutive common shares                                                   155               196              168
                                                                                    -----------------------------------------------
        Total shares                                                                     8,480             9,277           10,200
          Diluted earnings per weighted-average common share                        $     0.57        $     0.50       $     0.40
                                                                                    ===============================================

Income Taxes

The Company recognizes income tax expense using the liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain accruals for financial statement and income tax reporting purposes.

Intangibles

Intangibles consist primarily of goodwill related to acquisitions, loan fees, software, and lease origination costs. They are shown as the lower of net amortized cost or fair value and are included on the balance sheet in other assets, net. Goodwill is amortized over eight years from the acquisition date. The Company annually reviews the valuation of goodwill based on projected undiscounted future cash flows. Loan fees are amortized over the life of the related loan. Software is amortized over three years from the acquisition date. Lease origination costs are amortized over the life of the related lease.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less as cash equivalents.

Comprehensive Income

As of the first quarter of 1998, the Company adopted Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Company discloses the foreign currency translation gain (loss) as a component of comprehensive income on a gross basis, because it relates to a foreign investment permanently reinvested outside of the United States.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current year's presentation.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest-Rate Swap Agreements

The Company has entered into interest-rate swap agreements to hedge its interest-rate exposure on its nonrecourse securitization facility. The terms of the swap agreements correspond to the hedged debt. The differential to be paid or received under a swap agreement is charged or credited to interest expense.

2.   FINANCING TRANSACTION ACTIVITIES

American Finance Group, Inc. (AFG), a wholly-owned subsidiary of the Company, originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt for the Company's own account, or for sale to institutional programs or other unaffiliated investors. The Company uses one of its warehouse credit facilities to finance the acquisition of the assets, subject to leases, prior to sale or permanent financing by nonrecourse securitized debt. The majority of these transactions are accounted for as direct finance leases, while some transactions qualify as operating leases or loans.

During 1998, the Company funded $129.1 million in equipment that was placed on finance lease. Also during 1998, the Company sold equipment on finance lease with an original cost of $56.0 million, resulting in net gains of $1.5 million. During 1997, the Company funded $103.6 million in equipment that was placed on finance lease. Also during 1997, the Company sold equipment on finance lease with an original cost of $46.5 million, resulting in net gains of $1.8 million.

The table below shows the types of owned commercial and industrial equipment subject to finance leases, the original cost, and the percentage each type represents in the equipment portfolio, as of December 31 (in thousands of dollars):



                                                         1998                     1997
                                                   ------------------------------------------------

  Computers and peripherals                        $     61,954      33%    $     59,934    44%
  Materials handling                                     45,282      24           29,410    21
  Manufacturing                                          31,252      17            7,160     5
  Point of sale                                          22,262      12           23,111    17
  General purpose plant and warehouse                     9,187       5            3,221     2
  Communications                                          4,488       2            6,495     5
  Construction and mining                                 4,491       2            3,329     2
  Other                                                   9,997       5            4,814     4
                                                   ===============================================
    Total                                          $    188,913     100%    $    137,474   100%
                                                   ===============================================


The following table lists the components of the investment in direct finance leases, net, as of December 31 (in thousands of dollars):


                                                                                               1998            1997
                                                                                          -------------   -------------

                        Minimum lease payments receivable                                 $    147,246    $    122,508
                        Estimated unguaranteed residual values
                          of leased properties                                                  24,782          20,328
                        Initial direct lease origination costs, net                                435              --
                                                                                          -------------   -------------
                                                                                               172,463         142,836
                          Less unearned income                                                 (27,375 )       (23,223 )
                                                                                          -------------   =============
                            Investment in direct finance leases, net                      $    145,088    $    119,613
                                                                                          =============   =============

2.   FINANCING TRANSACTION ACTIVITIES (continued)

The schedule of the minimum future lease revenues is projected as follows (in thousands of dollars):

                                                    $        46,516
                       1999
                                                             39,536
                       2000
                                                             27,151
                       2001
                                                             16,943
                       2002
                                                             12,697
                       2003
                                        Thereafter            4,403
                                                    ================
           Total minimum lease payments receivable  $       147,246
                                                    ================

3.   LOANS RECEIVABLE

As of December 31, 1998, the Company had loans receivable outstanding with 12 customers, totaling $23.5 million and with interest rates ranging from 6.23% to 10.81%, all secured by commercial and industrial equipment. As of December 31, 1997, the Company had loans receivable outstanding with three customers, totaling $5.9 million and with interest rates ranging from 8.7% to 10.81%, all secured by commercial and industrial equipment. Future payments receivable on the notes as of December 31, 1998 are as follows (in thousands of dollars):

                            1999  $      7,179
                            2000         4,786
                            2001         4,123
                            2002         6,490
                            2003           848
                      Thereafter            67
                                  =============
          Total loans receivable  $     23,493
                                  =============

4.   EQUITY INTEREST IN AFFILIATES

FSI, a wholly-owned subsidiary of the Company, is the general partner in 10 limited partnerships. Net earnings and distributions of the partnerships are generally allocated as follows: 99% to the limited partners and 1% to the general partner in PLM Equipment Growth Fund (EGF I); 95% to the limited partners and 5% to the general partner in EGFs II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII); and 85% to the limited partners and 15% to the general partner in Professional Lease Management Income Fund I (Fund I), subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

The summarized combined financial data for FSI's affiliates as of and for the years ended December 31, reflecting straight-line depreciation, are as follows (in thousands of dollars, unaudited):

                                                                                            1998            1997
                                                                                        -----------------------------
  Financial position:
    Cash and other assets                                                                 $  31,927      $   87,205
    Transportation equipment and other assets,
      net of accumulated depreciation of $177,859
      in 1998 and $186,295 in 1997                                                          569,495         585,762
                                                                                         -----------------------------
        Total assets                                                                        601,422         672,967

      Less liabilities, primarily long-term financings                                      154,603         196,464
                                                                                         =============================
          Partners' equity                                                                $ 446,819      $  476,503
                                                                                         =============================

  PLM International's share thereof, recorded as equity interest in affiliates:
    Equity interest                                                                       $  11,781      $   14,578
    Estimated residual value interests in equipment                                          10,807          11,864
                                                                                         =============================
        Equity interest in affiliates                                                     $  22,588      $   26,442
                                                                                         =============================



                                                                             1998           1997            1996
                                                                         ---------------------------------------------
  Operating results:
      Revenue from equipment leases and other                             $   142,705      $   184,940      $   198,226
      Equipment depreciation                                                  (64,033 )        (54,634 )        (52,653 )
      Other costs and expenses                                                (47,513 )        (69,795 )        (60,768 )
      Reduction in carrying value of certain assets                            (4,276 )             --               --
                                                                          ================================================
          Net income before provision for income taxes                    $    26,883      $    60,511      $    84,805
                                                                          ================================================
     PLM International's share of partnership interests
          and other fees (net of related expenses)                        $       917      $     1,306      $     3,811
                                                                          ================================================
      Distributions received                                              $     4,883      $     5,818      $     5,565
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

5.   ASSETS HELD FOR SALE

As of December 31, 1998 and 1997, the Company had no assets held for sale.

During 1998, the Company purchased railcars for $4.8 million, portable heaters for $3.0 million, and an entity that owns a marine vessel for $17.0 million. Railcars with a cost of $1.8 million were sold to an unaffiliated third party for a net gain of $0.5 million. Railcars with a cost of $3.0 million were sold to affiliated programs at cost, which approximated fair market value. The portable heaters and the entity that owns a marine vessel were sold to affiliated programs at cost, which approximated fair market value. During 1997, the Company purchased two commercial aircraft for $5.0 million, a mobile offshore drilling unit for $10.5 million, and a 47.5% interest in an entity that owns a marine vessel for $9.1 million. The two commercial aircraft were sold in 1997 to an unaffiliated third party for a net gain of $0.8 million. The mobile offshore drilling unit and the 47.5% interest in an entity that owns a marine vessel were sold to affiliated programs at cost, which approximated fair market value.

Periodically, the Company purchases groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease are purchased by affiliated programs. The Company generally assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During 1998, the Company realized $0.5 million of gains from the sale of 27 railcars to an unaffiliated third party. These railcars were purchased in 1998 as part of a group of assets that had been allocated between the Company and Fund I. During 1996, the Company realized $0.7 million of gains from the sale of 69 railcars to an unaffiliated third party. These railcars were originally purchased by the Company in 1994 as part of a group of assets that had been allocated to EGFs IV, VI, and VII, Fund I, and the Company.

6.   EQUIPMENT HELD FOR OPERATING LEASES

As of December 31, 1998, transportation equipment held for operating leases consisted of refrigerated and dry van trailers.

During 1998, the Company purchased trailers for $34.1 million and sold trailers with a net book value of $4.8 million for $5.1 million. During 1997, the Company purchased trailers for $9.1 million and sold trailers with a net book value of $1.5 million for $1.5 million. As of December 31, 1998, the Company had committed all of its trailer equipment to rental yard operations.

The table below shows the types of owned commercial and industrial equipment held for operating leases at original cost, and the percentages that each type represents in the equipment portfolio as of December 31 (in thousands of dollars):


                                                               1998                      1997
                                                       --------------------------------------------------

  Materials handling                                 $    9,246       38%      $    6,350    27%
  Point of sale                                           5,166       21            2,832    12
  Communications                                          2,721       11            2,314    10
  Construction and mining                                 2,365       10              701     3
  Computers and peripherals                               1,665        7            2,219    10
  Medical                                                 1,033        4            1,010     4
  Manufacturing                                             254        1            6,735    29
  Other                                                   2,070        8            1,107     5
                                                   ------------------------------------------------
                                                         24,520      100%          23,268   100%
    Less accumulated depreciation                        (7,831)                   (4,816)
                                                   ------------------------------------------------
      Net commercial and industrial equipment
        held for operating leases                    $   16,689                $   18,452
                                                   ================================================


During 1998, the Company funded $24.0 million in commercial and industrial equipment, which was placed on operating lease. During 1998, the Company sold commercial and industrial equipment that was on operating lease, for a net gain of $1.7 million. During 1997, the Company funded $18.9 million in commercial and industrial equipment, which was placed on operating lease. During 1997, the Company sold commercial and industrial equipment that was on operating lease with an original cost of $11.8 million, for a net gain of $0.2 million. Future minimum rentals receivable for commercial and industrial equipment under noncancelable leases as of December 31, 1998 are approximately $5.1 million in 1999, $3.7 million in 2000, $2.0 million in 2001, $0.8 million in 2002, $0.3 million in 2003, and $2,000 thereafter.

In 1998, the Company sold an aircraft engine and its 20% interest in a commuter aircraft, with a combined net book value of $0.4 million, for $1.1 million. Other transportation equipment was sold for net gains of $1.1 million during 1997.

Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $10.1 million in 1998, $8.5 million in 1997, and $9.3 million in 1996.

7.   RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions as per loan agreements. The
Company's senior loan agreement requires proceeds from the sale of pledged assets to be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 10). The Company's senior notes require virtually all management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions to be deposited into a collateral bank account, to the extent required to meet certain debt requirements or to reduce the outstanding note balance (refer to
Note 10). Management fees can be withdrawn from the account monthly if the collateral account amount is at certain defined levels. All of the cash is released quarterly when the principal and interest payment is made. The Company's nonrecourse debt facility requires all payments on pledged lease receivables to be deposited into a restricted cash account. Principal, interest, and related fees are paid monthly in arrears from this account. Cash remaining after these payments may be released subject to certain debt covenant limitations (refer to Note 11).

8.   OTHER ASSETS, NET

Other assets, net consists of the following as of December 31 (in thousands of dollars):


                                                                                   1998           1997
                                                                               ---------------------------
  Intangibles, net of accumulated amortization of $1,028 and $685
    in 1998 and 1997, respectively                                             $    1,713     $     2,055
  Prepaid expenses, deposits, and other                                             1,372             742
  Cash surrender value of officers' life insurance policies                         1,369           1,075
  Furniture, fixtures, and equipment, net of accumulated
    depreciation of $2,819 and $4,316 in 1998 and 1997, respectively                1,038           1,992
  Loan fees, net of accumulated amortization of $1,575 and $1,225
    in 1998 and 1997, respectively                                                    958           1,186
  Software, net of accumulated amortization of $415  and $550 as of
    1998 and 1997, respectively                                                       533             650
  Investments                                                                         339             371
  Spare parts inventory                                                                --           1,095
                                                                               ---------------------------

      Total other assets, net                                                  $    7,322     $     9,166
                                                                               ===========================

Prepaid expenses, deposits, and other as of December 31, 1998 included $0.7 million related to the proposed initial public offering (IPO) of the Company's AFG subsidiary. If the Company does not proceed with the IPO, it will have to expense all costs related to the IPO in the first quarter of 1999.

9.   WAREHOUSE CREDIT FACILITIES

The Company had a warehouse credit facility that allowed the Company to borrow up to $50.0 million to be used to acquire assets on an interim basis prior to placement with affiliated programs, placement in the Company's nonrecourse securitization facility, or sale to unaffiliated third parties. This facility was shared with various investment programs managed by the Company. Interest accrued at prime or LIBOR plus 162.5 basis points, at the option of the Company. This facility expired on December 14, 1998.

On December 14, 1998, the Company entered into new warehouse credit facilities for FSI and AFG. FSI now has a $24.5 million warehouse credit facility to be used to acquire assets on an interim basis prior to placement with affiliated programs or sale to unaffiliated third parties and to purchase trailers prior to obtaining permanent financing. AFG now has a $60.0 million warehouse credit facility to be used to acquire assets on an interim basis prior to placement in the Company's nonrecourse securitization facility or sale to institutional programs or other unaffiliated third parties.

         FSI Warehouse Credit Facility: This facility allows FSI to borrow up to $24.5 million until December 14, 1999. This facility, which is shared with EGFs VI and VII and Fund I, allows the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. The weighted-average interest rates on the Company's warehouse credit facility were 7.25% and 7.61% for 1998 and 1997, respectively. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration. As of December 31, 1998, the Company had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower. As of March 9, 1999, the Company and EGF VI had $8.3 million and $3.7 million in borrowings outstanding under this facility, respectively.

AFG Warehouse Credit Facility: This facility allows AFG to borrow up to $60.0 million until December 14, 1999. This facility provides for 100% of the present value of the lease stream of commercial and industrial equipment for up to 90% of the original equipment cost of the assets held on this facility.

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may be outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. The weighted-average interest rates on the Company's warehouse credit facility were 7.22% and 7.61% for 1998 and 1997, respectively. Repayment of the borrowings for commercial and industrial equipment matches the terms of the underlying leases. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration. As of December 31, 1998, the Company had $34.4 million outstanding under this facility. As of March 9, 1999, the Company had $29.8 million in borrowings outstanding under this facility.

10.  LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following as of December 31 (in thousands of dollars):

                                                                                            1998               1997
                                                                                         -------------------------------
  Senior secured notes:
    Institutional  notes,  bearing interest at LIBOR plus 2.40% per annum (7.80%
      and 8.34% as of December  31, 1998 and 1997,  respectively),  interest due quarterly,  principal  payments due quarterly  beginning November 15, 1997 through August 15, 2002, secured by management fees, acquisition and lease negotiation fees, data processing fees, partnership distributions,
      and cash in a cash collateral account                                                $   28,199          $  23,843

  Senior secured loan:
    Institutional  debt,  bearing  interest at 9.78%,  interest  due  quarterly, principal payments due quarterly  beginning June 30, 1997 through June 30,
      2001, secured by certain of the Company's transportation-related equipment assets and associated leases, and cash
      in a cash collateral account                                                             14,706             20,588

  Other secured debt:
    Debt agreements,  bearing interest from 5.35% to 5.55%, payments due monthly beginning  December 31, 1998 through November 30, 2005, secured by certain
      trailer  equipment.   In  return  for  favorable  financing  terms,  these
      agreements give beneficial tax treatment in these secured trailers to the
      lenders                                                                                  13,142                 --

    Notes payable,  with interest from 10.75% to 12.37%,  due in varying monthly principal and interest installments,  secured by equipment with a net book value
      of approximately $438,000 as of December 31, 1997                                            --                413
                                                                                           -------------------------------

        Total secured debt                                                                 $   56,047          $  44,844
                                                                                           ===============================

On September 22, 1998, the Company's senior secured notes agreement was amended, allowing the Company to borrow an additional $10.0 million under the facility during the period from September 22, 1998 through October 15, 1998. During 1998, the Company borrowed $10.0 million and repaid $5.6 million on the senior secured notes, in accordance with the debt repayment schedule. The institutional debt agreements contain financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met as of December 31, 1998. In addition, there are restrictions on the payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows.

10.      LONG-TERM SECURED DEBT (continued)

During 1998, the Company repaid $5.9 million of the senior secured loan, in accordance with the debt repayment schedule. The senior secured loan facility provides that equipment sale proceeds from collateralized equipment or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. The senior secured loan agreement contains financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage, all of which were met as of December 31, 1998. As of December 31, 1998, the cash collateral balance was $0.1 million.

In August 1998, the Company sold its aircraft leasing and spare parts brokerage subsidiary located in Australia, and all associated other secured debt was eliminated from the Company's books as a result of the transaction.

Scheduled principal payments on long-term secured debt are (in thousands of dollars):

          1999      $   14,608
          2000          14,674
          2001          11,803
          2002           7,056
          2003           1,495
    Thereafter           6,411
                    -----------
         Total      $   56,047
                    ===========

11.  NONRECOURSE SECURITIZED DEBT

The Company has available a nonrecourse securitization facility to be used to acquire assets by AFG secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. The facility allows the Company to borrow up to $150.0 million through October 12, 1999. Repayment of the facility matches the terms of the underlying leases. The securitized debt bears interest equivalent to the lender's cost of funds based on commercial paper market rates for the determined period of borrowing, plus an interest rate spread and fees (6.46% and 7.16% as of December 31, 1998 and 1997, respectively). As of December 31, 1998 and 1997, there were $103.6 million and $71.3 million in borrowings under this facility, respectively. The Company is required to hedge at least 90% of the aggregate discounted lease balance (ADLB) of those leases used as collateral in its nonrecourse securitization facility. As of December 31, 1998, 94.8% of the ADLB had been hedged.

During 1998, the Company assumed $12.4 million in additional nonrecourse notes payable, and received principal payments of $4.6 million. Also during 1998, the Company prepaid $10.2 million of the nonrecourse notes, based on the sale of related assets, resulting in total nonrecourse notes payable of $7.6 million as of December 31, 1998. Principal and interest on the notes are due monthly beginning November 1997 through March 2001. The notes bear interest ranging from 8.32% to 9.5% per annum and are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

Scheduled principal payments on long-term nonrecourse debt are (in thousands of dollars):

          1999      $   42,901
          2000          32,887
          2001          19,411
          2002           8,836
          2003           3,950
    Thereafter           3,237
                    ===========
         Total      $  111,222
                    ===========

12.  INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands of dollars):


                                 1998                                                     1997
              -------------------------------------------         -----------------------------------------------------------
                 Federal         State        Total                  Federal          State         Foreign         Total
              -------------------------------------------         -----------------------------------------------------------
   Current    $      (575)    $       62  $       (513)            $    2,255       $      64   $          3   $      2,322
   Deferred         3,296            259         3,555                   (349)           (125)            --           (474)
              ===========================================         ===========================================================
              $     2,721     $      321   $     3,042             $    1,906       $     (61)  $          3     $    1,848
              ===========================================         ===========================================================

                                        1996
            ----------------------------------------------------------
               Federal         State         Foreign        Total
            ----------------------------------------------------------
 Current     $     (262)   $        64     $      155  $         (43)
 Deferred           470           (629)            --           (159)
            ==========================================================
             $      208    $      (565)    $      155  $        (202)
            ==========================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:

                                                                                   1998            1997            1996
                                                                                 ------------------------------------------
  Federal statutory tax expense rate                                                 34 %             34 %            34 %
  State income tax rate                                                               3               --               1
  Effect of foreign operations at lower rate                                         --               (2 )           (20 )
  Reversal of excess accrual                                                          1               --             (19 )
  Tax adjustment related to termination of employee stock                            --               --              (6 )
    ownership plan
  Abandonment of identifiable intangibles                                            --               (5 )            --
  Other                                                                               1                1               5
                                                                                  ------------------------------------------
      Effective tax expense (benefit) rate                                           39 %             28 %            (5 )%
                                                                                  ==========================================

Net operating loss carryforwards for federal income tax purposes amounted to $4.0 million and $1.0 million as of December 31, 1998 and 1997, respectively. Alternative minimum tax credit carryforwards are $5.2 million and $9.2 million as of December 31, 1998 and 1997, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):


                                                                                             1998              1997
                                                                                          ------------------------------
  Deferred tax assets:
    Tax credit carryforwards                                                              $      5,228         $     9,224
    State net operating loss carryforwards                                                         620                 949
    Federal net operating loss carryforwards                                                     1,375                  --
    Federal benefit of state taxes                                                                 588               1,087
    Other                                                                                          744                  --
                                                                                          ----------------------------------
      Total deferred tax assets                                                                  8,555              11,260
                                                                                          ----------------------------------

  Deferred tax liabilities:
    Equipment, principally differences in depreciation                                          19,604              17,433
    Partnership interests                                                                        4,195               5,343
    Other                                                                                        3,171               3,344
                                                                                          ----------------------------------
      Total deferred tax liabilities                                                            26,970              26,120
                                                                                          ----------------------------------

        Net deferred tax liabilities                                                      $     18,415         $    14,860
                                                                                          ==================================


Management has reviewed all established tax interpretations of items reflected in its consolidated tax returns and believes that these interpretations do not require valuation allowances, as described in SFAS No. 109. As of December 31, 1998, the deferred taxes not provided on cumulative earnings of consolidated foreign subsidiaries that are designated as permanently invested were approximately $2.1 million.

13.  COMMITMENTS AND CONTINGENCIES

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

In June 1998, the defendants filed a motion for summary judgment seeking a ruling that the first two claims for relief, which allege breaches arising out of the purchase and sale of stock at the inception of the ESOP, are barred by the applicable statute of limitations. In an order dated July 14, 1998, the district court granted in part and denied in part this motion and ruled that these claims for relief are barred by the statute of limitations to the extent that they rely on a theory that the automatic conversion feature and other terms and conditions of the purchase and sale of the preferred stock violated ERISA, but are not so barred to the extent that they rely on a theory that the purchase and sale of the preferred stock at the inception of the ESOP was for more than adequate consideration.

On September 30, 1998, plaintiff filed a motion to certify as final, and enter judgment on, the two July 14, 1998 orders. This motion was denied. Defendants filed their answer to the second amended complaint on September 18, 1998, denying the allegations contained in the first, second, and third claims for relief. The trial regarding these remaining claims is set for September 27, 1999. The Company believes it has meritorious defenses to these claims and plans to continue to defend this matter vigorously.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment Growth & Income Fund VII (Fund VII). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997, alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement) which provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time redemption of up to 10% of the outstanding units of Funds V, VI, and VII at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in Funds V, VI, and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement,
(c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Lease Agreements

The Company and its subsidiaries have entered into operating leases for office space and rental yard operations. The Company's total net rent expense was $1.7 million, $2.1 million, and $2.4 million in 1998, 1997, and 1996, respectively. The portion of rent expense related to its principal office, net of sublease income of $0.8 million, $0.4 million, and $38,000 in 1998, 1997, and 1996, respectively, was $0.5 million, $0.9 million, and $1.3 million in 1998, 1997, and 1996, respectively. The remaining rent expense was related to other office space and rental yard operations.

Annual lease commitments for all of the Company's locations total $2.8 million in 1999, $2.5 million in 2000, $1.1 million in 2001, $0.3 million in 2002, and $0.1 million in 2003.

13.     COMMITMENTS AND CONTINGENCIES (continued)

Purchase Commitments

As of December 31, 1998, the Company had committed to purchase $40.5 million of equipment for its commercial and industrial equipment lease and finance receivable portfolio, of which $8.7 million had been received by lessees and accrued for as of December 31, 1998. This includes equipment that will be held by the Company and equipment that will be sold to third parties.

From January 1, 1999 through March 9, 1999, the Company funded $8.1 million of commitments outstanding for its commercial and industrial equipment lease and finance receivables portfolio as of December 31, 1998.

As of March 9, 1999, the Company had committed to purchase $51.7 million of equipment for its commercial and industrial lease and finance receivables portfolio.

Letter of Credit

As of December 31, 1998, the Company had a $0.3 million open letter of credit to cover its guarantee of the payment of the outstanding debt of a Canadian railcar repair facility, in which the Company has a 10% ownership interest. The Company intends to renew this letter of credit in the first quarter of 1999.

Other

The Company provides employment contracts to certain officers that provide for certain payments in the event of a change of control and termination of employment. The Company has an agreement with one officer at AFG that requires the Company to pay, under certain circumstances, an amount equal to two years' salary plus insurance coverage if the Company terminates this employee's employment. The Company may enter into similar agreements with other AFG employees in the future.

The Company has agreed to provide supplemental retirement benefits to 11 current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement, as adjusted for length of participation in the program. Expenses for these arrangements were $0.3 million for 1998, $0.4 million for 1997, and $0.2 million for 1996. As of December 1998, the total estimated future obligation relating to the current participants is $3.4 million, including vested benefits of $1.8 million. In connection with these arrangements, whole-life insurance contracts were purchased on certain of the participants. Insurance premiums of $0.3 million were paid during 1998, 1997, and 1996. The Company has recorded $1.4 million in cash surrender values relating to these contracts as of December 31, 1998, which are included in other assets.

14.  SHAREHOLDERS' EQUITY

Common Stock

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

During 1998, the Company repurchased an additional 106,200 shares for $0.6 million, which completed the $5.0 million common stock repurchase program announced in March 1997.

During the third quarter of 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $1.1 million of the Company's common stock. During 1998, 170,300 shares, for a total of $1.1 million, had been repurchased under this plan.

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 63,300 shares had been repurchased under this plan, for a total of $0.4 million.

The following table summarizes changes in common stock during 1997 and 1998:


                                                                             Issued                               Outstanding
                                                                             Common           Treasury              Common
                                                                            Shares             Shares               Shares
                                                                       --------------------------------------------------------

  Shares as of December 31, 1996                                             12,596,391           3,453,630            9,142,761
  Reissuance of treasury stock, net                                                  --             (60,003 )             60,003
  Stock repurchased                                                            (561,544 )           247,858             (809,402 )
                                                                           ------------------------------------------------------
    Shares as of December 31, 1997                                           12,034,847           3,641,485            8,393,362
  Reissuance of treasury stock, net                                                 908            (113,088 )            113,996
  Stock repurchased                                                                  --             347,439             (347,439 )
                                                                           ======================================================
     Shares as of December 31, 1998                                          12,035,755           3,875,836            8,159,919
                                                                           ======================================================

Preferred Stock

PLM International has authorized 10.0 million shares of preferred stock at $0.01 par value, none of which were outstanding as of December 31, 1998 or December 31, 1997.

Stock Option Plans

Prior to 1998, the Company had two nonqualified stock options plans that reserved up to 780,000 shares of the Company's common stock for key employees and directors. Under these plans, the price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of granting. All options currently outstanding under these plans are exercisable at prices equal to the fair market value of the shares at the date of granting. Vesting of options granted generally occurs in three equal installments of 33.3% per year, initiating from the date of the grant. As of December 31, 1998, grants could no longer be made under the employee option plan and 60,000 shares were available for grant under the directors' plan.

In May 1998, the Company's Board of Directors adopted the 1998 Management Stock Compensation Plan, which reserved 800,000 shares (in addition to the 780,000 shares above) of the Company's common stock for issuance to certain management and key employees of the Company upon the exercise of stock options. During 1998, 500,000 nonqualified options were granted under this plan at $6.81 per share, which equaled 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the plan). Vesting of options granted generally occurs in three equal installments of 33.3% per year, initiating from the date of the grant.

Stock option transactions during 1996, 1997, and 1998 are summarized as follows:


                                                                                           Number of             Average
                                                                                            Options/           Option Price
                                                                                             Shares             Per Share
                                                                                          ------------------------------------

  Balance, December 31, 1995                                                                   603,800             $ 2.24
  Granted                                                                                      246,000               3.16
  Canceled                                                                                    (153,000 )             2.07
  Exercised                                                                                    (10,000 )             2.00
                                                                                           ------------------------------------
    Balance, December 31, 1996                                                                 686,800             $ 2.61
  Granted                                                                                       40,000               3.31
  Canceled                                                                                    (251,244 )             2.72
                                                                                           ------------------------------------
    Balance, December 31, 1997                                                                 475,556             $ 2.62
  Granted                                                                                      530,000               6.72
  Canceled                                                                                     (19,556 )             3.25
  Exercised                                                                                    (56,500 )             3.06
                                                                                           ------------------------------------
    Balance, December 31, 1998                                                                 929,500             $ 4.92
                                                                                           ====================================


As of December 31, 1998, 1997, and 1996,  respectively,  337,500,  343,037,  and
381,633 of these options were exercisable.

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

         Options outstanding:
           Range of exercise prices                        $2.00-6.81
           Number outstanding, December 31, 1998              929,500
           Weighted-average exercise price                      $4.92

         Options exercisable:
           Number exercisable, December 31, 1998              337,500
           Weighted-average exercise price                      $2.47


The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The fair value of each option grant is estimated on the date of the grant using an option-pricing model that computes the value of employee stock options consistent with FASB SFAS No.123. The following weighted-average assumptions were used for grants in 1998, 1997, and 1996, respectively: no dividend yield; expected lives of three years for the management plan and eight years for the director plan options; shorter-term adjustment of six years; expected volatility of 30% for all years; and risk-free interest rates of 5.16%, 5.58%, and 5.53%. The weighted-average fair market value per share of options granted during 1998, 1997, and 1996 was $1.86, $1.38, and $1.10, respectively.

Had compensation expense for the Company's stock-based compensation plans been recorded consistent with FASB SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands of dollars):


                                                               1998             1997            1996
                                                          -----------------------------------------------

  Net income                              As reported     $     4,857       $    4,667      $    4,095
                                          Pro forma             4,578            4,562           3,997

  Basic earnings per share                As reported            0.58             0.51            0.41
                                          Pro forma              0.55             0.50            0.40

  Diluted earnings per share              As reported            0.57             0.50            0.40
                                          Pro forma              0.54             0.49            0.39

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

15.  PROFIT SHARING AND 401(k) PLAN

The Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan) effective as of February 1996. The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of the Company in the United States. In 1998, employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan up to 9% of pretax salary or wages up to $10,000. The Company matched up to a maximum of $4,000 of employees' 401(k) contributions in 1998, 1997, and 1996 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions were $0.3 million for 1998, 1997, and 1996, respectively.

During 1998, 1997, and 1996, the Company accrued discretionary profit-sharing contributions. Profit-sharing contributions are allocated equally among the number of eligible Plan participants. The Company's total profit-sharing contributions were $0.1 million, $0.2 million, and $0.2 million for 1998, 1997, and 1996, respectively.

16.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Note 1), the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaling $6.1 million, $6.4 million, and $6.2 million in 1998, 1997, and 1996, respectively, have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid under normal business terms.

17.  RISK MANAGEMENT

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables from loans, leases, and affiliated entities.

The Company places its temporary cash investments with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. Concentrations of credit risk with respect to lease and loan receivables are limited, due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic areas. Currently, none of the Company's equipment is leased internationally. The Company's involvement with management of the receivables from affiliated entities limits the amount of credit exposure from affiliated entities.

As of December 31, 1998, the Company's five largest customers accounted for approximately 37% of its commercial and industrial equipment lease and finance receivables. No single lessee of the Company's equipment accounted for more than 10% of revenues for the years ended December 31, 1998, 1997, or 1996. As of December 31, 1998 and 1997, management believes the Company had no significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

Interest-Rate Risk Management

The Company is required to hedge at least 90% of the ADLB of those leases designated for its nonrecourse securitization facility. As of December 31, 1998, 94.8% of the ADLB had been hedged. The Company has entered into interest-rate swap agreements in order to meet the hedge requirements and to manage the interest-rate exposure associated with its nonrecourse debt. As of December 31, 1998, the swap agreements had a weighted-average duration of 1.28 years, corresponding to the terms of the remaining debt. As of December 31, 1998, a notional amount of $99.0 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.59% on such obligations. Interest expense was increased by $0.4 million, $0.3 million, and $0.1 million due to these arrangements in 1998, 1997, and 1996, respectively.

18.  OPERATING SEGMENTS

The Company operates in three operating segments: trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing. The trailer equipment leasing segment includes 16 trailer rental facilities that engage in short-term to mid-term operating leases of refrigerated and dry van trailers to a variety of customers, and management of trailers for the investment programs. The commercial and industrial equipment leasing and financing segment originates finance and operating leases and loans on commercial and industrial equipment that is financed through a securitization facility, brokers equipment, and manages institutional programs. The management of investment programs and other transportation equipment leasing segment manages its syndicated investment programs, from which it earns fees and equity interests, and arranges short-term to mid-term operating leases of other transportation equipment.

The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and before allocating income taxes. The segments are managed separately because each operation requires different business strategies.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                             Commercial        Management
                                                                and          of Investment
                                                             Industrial         Programs
                                                             Equipment         and Other
                                                              Leasing        Transportation
                                                Trailer         and            Equipment
For the year ended December 31, 1998            Leasing      Financing          Leasing         Other<F1>    Total
------------------------------------
                                              -------------------------------------------------------------------------
Revenues
Lease revenue                                      $9,743         $20,254              $2,479     $   --     $32,476
Fees earned                                         1,022           2,132              11,940         --      15,094
Gain on sale or disposition of assets, net             94           3,204               1,395         --       4,693
Other                                                   4           1,217               3,594         --       4,815
                                              -------------------------------------------------------------------------
  Total revenues                                   10,863          26,807              19,408         --      57,078
                                              -------------------------------------------------------------------------
Costs and expenses
Operations support                                  5,127           4,449               5,909      2,086      17,571
Depreciation and amortization                       3,802           6,808               1,223         --      11,833
General and administrative expenses                    --              --                  --      7,086       7,086
                                              -------------------------------------------------------------------------
  Total costs and expenses                          8,929          11,257               7,132      9,172      36,490
                                              -------------------------------------------------------------------------
Operating income (loss)                             1,934          15,550              12,276     (9,172)     20,588
Interest expense, net                              (1,754)        (10,277)             (1,343)       212     (13,162)
Other income (expenses), net                           --              (1)                474         --         473
                                              -------------------------------------------------------------------------
  Income (loss) before income taxes                 $ 180         $ 5,272             $11,407    $(8,960)    $ 7,899
                                              =========================================================================

Total assets as of December 31, 1998              $50,819        $197,454             $31,499   $ 12,297    $292,069
                                              =========================================================================

<F1> Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.





                                                             Commercial        Management
                                                                and          of Investment
                                                             Industrial         Programs
                                                             Equipment         and Other
                                                              Leasing        Transportation
                                                Trailer         and            Equipment
For the year ended December 31, 1997            Leasing      Financing          Leasing         Other<F1>    Total
------------------------------------
                                              -------------------------------------------------------------------------
Revenues
Lease revenue                                      $5,544        $ 13,832              $5,086     $   --     $24,462
Fees earned                                         1,283           1,971              12,511         --      15,765
Gain on sale or disposition of assets, net            313           1,975               1,432         --       3,720
Other                                                   2             718               4,998         --       5,718
                                              -------------------------------------------------------------------------
  Total revenues                                    7,142          18,496              24,027         --      49,665
                                              -------------------------------------------------------------------------
Costs and expenses
Operations support                                  3,282           4,466               6,878      2,007      16,633
Depreciation and amortization                       1,672           3,958               2,817         --       8,447
General and administrative expenses                    --              --                  --      9,472       9,472
                                              -------------------------------------------------------------------------
  Total costs and expenses                          4,954           8,424               9,695     11,479      34,552
                                              -------------------------------------------------------------------------
Operating income (loss)                             2,188          10,072              14,332    (11,479)     15,113
Interest expense, net                              (1,201)         (5,476)             (2,060)       481      (8,256)
Other expenses, net                                    (2)             --                (340)        --        (342)
                                              =========================================================================
  Income (loss) before income taxes                 $ 985         $ 4,596             $11,932   $(10,998)    $ 6,515
                                              =========================================================================

Total assets as of December 31, 1997              $37,146        $150,681             $41,817    $ 6,639    $236,283
                                              =========================================================================

<F1> Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.



18.      OPERATING SEGMENTS (continued)


                                                             Commercial        Management
                                                                and          of Investment
                                                             Industrial         Programs
                                                             Equipment         and Other
                                                              Leasing        Transportation
                                                Trailer         and            Equipment
For the year ended December 31, 1996            Leasing      Financing          Leasing         Other<F2>    Total
------------------------------------
                                              ------------------------------------------------------------------------
Revenues
Lease revenue                                      $5,671          $8,080              $8,615     $   --     $22,366
Fees earned                                         1,292           1,620              18,480         --      21,392
Gain on sale or disposition of assets, net            207             894               1,181         --       2,282
Other                                                   3              93               5,409         --       5,505
                                              ------------------------------------------------------------------------
  Total revenues                                    7,173          10,687              33,685         --      51,545
                                              ------------------------------------------------------------------------
Costs and expenses
Operations support                                  4,299           4,003              11,342      1,951      21,595
Depreciation and amortization                       1,445           3,599               6,274         --      11,318
General and administrative expenses                    --              --                  --      7,956       7,956
                                              ------------------------------------------------------------------------
  Total costs and expenses                          5,744           7,602              17,616      9,907      40,869
                                              ------------------------------------------------------------------------
Operating income (loss)                             1,429           3,085              16,069     (9,907)     10,676
Interest expense, net                              (1,225)         (2,448)             (2,440)        --      (6,113)
Other expenses, net                                    (6)            (19)               (645)        --        (670)
                                              ========================================================================
  Income (loss) before income taxes                 $ 198           $ 618             $12,984   $ (9,907)    $ 3,893
                                              ========================================================================

Total assets as of December 31, 1996              $32,197         $98,653             $58,541     $9,358    $198,749
                                              ========================================================================

<F1> Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.



19.  GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations follow:

Revenues for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands of dollars):


                                                      1998          1997              1996
                                                 -----------------------------------------------

   Domestic (including corporate)                 $    55,125   $    45,802       $    42,493
   International                                        1,953         3,863             9,052
                                                  ==============================================
       Total revenues                             $    57,078   $    49,665       $    51,545
                                                  ==============================================

Long-lived assets as of December 31, 1998, 1997, and 1996 are as follows (in thousands of dollars):


                                                      1998          1997              1996
                                                 -----------------------------------------------

   Domestic (including corporate)                 $   261,036   $   198,993       $   151,251
   International                                          633         1,938             3,085
                                                  ==============================================
       Total long-lived assets                    $   261,669   $   200,931       $   154,336
                                                  ==============================================

International operations are comprised primarily of international leasing, brokerage, and other activities conducted primarily through the Company's subsidiaries in Bermuda, Canada, and Australia.

20.  ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS

The Company estimates the fair value of it's financial instruments based on recent similar transactions the Company has entered into. The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands of dollars):


                                                                    1998                                 1997
                                                        ------------------------------      -------------------------------
                                                          Carrying           Fair             Carrying           Fair
                                                           Amount           Value              Amount            Value
                                                        -------------    -------------      -------------    --------------

     Financial assets:
       Restricted cash (Note 7)                              $10,349          $10,349            $18,278           $18,278
       Loans receivable (Note 3)                              23,493           23,548              5,861             5,921
     Financial liabilities:
       Warehouse credit facility (Note 9)                     34,420           34,420             23,040            23,040
       Senior secured notes (Note 10)                         28,199           28,199             23,843            23,843
       Senior loan (Note 10)                                  14,706           15,137             20,588            20,946
       Other secured debt (Note 10)                           13,142           13,142                 --                --
       Nonrecourse securitized debt (Note 11)                103,637          103,637             71,302            71,302
       Nonrecourse notes (Note 11)                             7,585            7,673             10,000            10,407
     Unrecognized financial instruments                           --              683                 --               113


21.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands of dollars, except per share amounts):


                                                                                            Basic Earnings          Diluted Earnings
                                                                                                  Per                     Per
                                                                                           Weighted-Average         Weighted-Average
                                                                                                Common                   Common
                                                        Income                                   Share                   Share
                                      Revenue        Before Taxes       Net Income            Outstanding             Outstanding
                                    -----------------------------------------------------------------------------------------------

1998 quarters:
  First                              $   12,544          $   1,590          $    983             $    0.12               $  0.11
  Second                                 15,308              2,061             1,201                  0.14                  0.14
  Third                                  14,923              2,169             1,362                  0.16                  0.16
  Fourth                                 14,303              2,079             1,311                  0.16                  0.16
                                     ==============================================================================================
      Total                          $   57,078          $   7,899          $  4,857             $    0.58               $  0.57
                                     ==============================================================================================

1997 quarters:
  First                              $   12,451          $   1,889          $  1,281             $    0.14               $  0.14
  Second                                 11,890                978               648                  0.07                  0.07
  Third                                  12,929              1,943             1,319                  0.14                  0.14
  Fourth                                 12,395              1,705             1,419                  0.16                  0.16
                                     =============================================================================================
      Total                          $   49,665          $   6,515          $  4,667             $    0.51               $  0.50
                                     =============================================================================================


In the first quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million, and recorded $0.1 million in legal fees related to the Koch action (refer to Note 13).

In the second quarter of 1997, the Company purchased and subsequently sold a commercial aircraft to an unaffiliated third party for a net gain of $0.4 million. In addition, the Company recorded a $0.1 million increase in legal fees related to the Koch action (refer to Note 13) and a $0.5 million increase in costs related to the Company's response to shareholder-sponsored initiatives.

In the third quarter of 1997, the Company recorded $0.3 million in legal fees related to the Koch action (refer to Note 13).

In the fourth quarter of 1997, the Company accrued $0.3 million in expenses for a litigation settlement that was paid in 1998.

In the first quarter of 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

In the second quarter of 1998, the Company recorded a $0.5 million write-down of its spare parts aircraft inventory located in Australia. In addition, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 13).

In the third quarter of 1998, the Company recorded a $0.2 million loss related to the August sale of the Company's aircraft leasing and spare parts brokerage subsidiary located in Australia, and recorded interest income of $0.3 million for a tax refund receivable that had not previously been recognized.