Form 10-Q
period 1999-03-31
PLM INTERNATIONAL INC
filed 1999-05-05
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of May 4, 1999 - 8,028,594 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)



                                                                                                      For the Three Months
                                                                                                          Ended March 31,
                                                                                                         1999           1998
                                                                                                    --------------------------

     REVENUES
     Operating lease income                                                                            $ 6,097      $    3,892
     Finance lease income                                                                                3,152           2,652
     Management fees                                                                                     2,368           2,564
     Partnership interests and other fees                                                                  290             324
     Acquisition and lease negotiation fees                                                                461           1,027
     Gain on the sale or disposition of assets, net                                                        313             762
     Aircraft brokerage and services                                                                        --             524
     Other                                                                                                 926             799
     ----------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                                                 13,607          12,544
     ----------------------------------------------------------------------------------------------------------------------------

     COSTS AND EXPENSES
     Operations support                                                                                  3,831           3,810
     Depreciation and amortization                                                                       3,399           2,550
     General and administrative                                                                          1,484           1,913
     ----------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                                                        8,714           8,273
     ----------------------------------------------------------------------------------------------------------------------------

     Operating income                                                                                    4,893           4,271

     Interest expense                                                                                   (3,685 )        (3,070 )
     Interest income                                                                                       243             395
     Other expenses, net                                                                                  (948 )            (6 )
     ----------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                                                          503           1,590

     Provision for income taxes                                                                            207             607
     ----------------------------------------------------------------------------------------------------------------------------

     Net income before cumulative effect of accounting change                                              296             983

     Cumulative effect of accounting change, net of tax of $165                                            236              --
     ----------------------------------------------------------------------------------------------------------------------------

           Net income to common shares                                                                 $    60      $      983
     ============================================================================================================================

     Basic earnings per weighted-average common share outstanding                                      $  0.01      $     0.12
     ============================================================================================================================

     Diluted earnings per weighted-average common share outstanding                                    $  0.01      $     0.11
     ============================================================================================================================














                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS


                                                                            March 31,             December 31,
                                                                               1999                   1998
                                                                         ----------------------------------------

  Cash and cash equivalents                                                $      3,903             $      8,786
  Receivables (net of allowance for doubtful accounts of $0.5 million and $0.4 million as of March 31, 1999 and December
    31, 1998, respectively)                                                       7,500                    7,282
  Receivables from affiliates                                                     2,766                    2,944
  Investment in direct finance leases, net                                      142,318                  145,088
  Loans receivable                                                               24,696                   23,493
  Equity interest in affiliates                                                  21,797                   22,588
  Assets held for sale                                                            6,841                       --
  Transportation equipment held for operating leases                             70,765                   63,044
    Less accumulated depreciation                                               (16,694 )                (15,516 )
                                                                         -------------------------------------------
                                                                                 54,071                   47,528

  Commercial and industrial equipment held for operating leases                  24,268                   24,520
    Less accumulated depreciation                                                (9,180 )                 (7,831 )
                                                                         -------------------------------------------
                                                                                 15,088                   16,689

  Restricted cash and cash equivalents                                           11,050                   10,349
  Other, net                                                                      6,294                    7,322
                                                                         -------------------------------------------
        Total assets                                                       $    296,324             $    292,069
                                                                         ===========================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
  Short-term warehouse facilities                                          $     45,751             $     34,420
  Senior secured notes                                                           26,319                   28,199
  Senior secured loan                                                            13,235                   14,706
  Other secured debt                                                             12,844                   13,142
  Nonrecourse securitized debt                                                  112,104                  111,222
  Payables and other liabilities                                                 17,478                   21,768
  Deferred income taxes                                                          18,469                   18,415
                                                                         -------------------------------------------
    Total liabilities                                                           246,200                  241,872

  Shareholders' equity:
  Common stock, ($.01 par value, 50,000,000 shares
    authorized, 8,135,951 issued and outstanding as of
    March 31, 1999 and 8,159,919 as of December 31, 1998)                           112                      112
  Paid-in capital, in excess of par                                              75,051                   74,947
  Treasury stock (3,899,804 and 3,875,836 shares at
     respective dates)                                                          (15,309 )                (15,072 )
  Accumulated deficit                                                            (9,730 )                 (9,790 )
  ------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                 50,124                   50,197
                                                                         -------------------------------------------
        Total liabilities and shareholders' equity                         $    296,324             $    292,069
                                                                         ===========================================



                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  For the Year Ended December 31, 1998 and the
                        Three Months Ended March 31, 1999
                            (in thousands of dollars)






                                                    Common Stock                     Accumulated
                                     -------------------------------------------      Deficit &
                                                    Paid-in                          Accumulated
                                                   Capital in                          Other                              Total
                                         At          Excess             Treasury     Comprehensive   Comprehensive    Shareholders'
                                        Par           of Par              Stock        Income           Income            Equity
                                     ----------------------------------------------------------------------------------------------


Balances, December 31, 1997              $ 112      $  74,650        $ (13,435 )   $  (14,779 )                      $     46,548
Comprehensive income
  Net income                                                                            4,857        $   4,857              4,857
  Other comprehensive income:
    Foreign currency translation
      income                                                                              132              132                132
                                                                                                    =================
Comprehensive income                                                                                 $   4,989
                                                                                                    =================
Exercise of stock options                                 218              211                                                429
Common stock repurchases                                                (2,059 )                                           (2,059 )
Reissuance of treasury stock                               79              211                                                290
----------------------------------------------------------------------------------------------------                 --------------
  Balances, December 31, 1998              112         74,947          (15,072 )       (9,790 )                            50,197

Comprehensive income
  Net income                                                                               60        $      60                 60
                                                                                                    =================
Exercise of stock options                                  18                                                                  18
Common stock repurchases                                                  (405 )                                             (405 )
Reissuance of treasury stock                               86              168                                                254
                                         ===========================================================                 ==============
  Balances, March 31, 1999               $ 112      $  75,051        $ (15,309 )   $   (9,730 )                      $     50,124
                                         ===========================================================                 ==============


















             See accompanying notes to these consolidated financial
                                  statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                         For the Three Months
                                                                                                            Ended March 31,
                                                                                                        1999              1998
                                                                                                   --------------------------------
  OPERATING ACTIVITIES
  Net income                                                                                       $       60          $      983
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                     3,399               2,550
      Cumulative effect of accounting change, net of tax of $165                                          236                  --
      Write off of costs associated with initial public offering of AFG                                   948                  --
      Foreign currency translation                                                                         --                  28
      Deferred income tax expense                                                                          54                 537
      Gain on sale or disposition of assets, net                                                         (313 )              (762 )
      Undistributed residual value interests                                                               82                 200
      (Decrease) increase in payables and other liabilities                                            (1,965 )               186
      (Increase) decrease in receivables and receivables from affiliates                                  (40 )             1,184
      Amortization of organization and offering costs                                                     709                 720
      (Increase) decrease in other assets                                                                 (65 )               283
                                                                                                   ---------------------------------
        Net cash provided by operating activities                                                       3,105               5,909
                                                                                                   ---------------------------------

  INVESTING ACTIVITIES
  Principal payments received on finance leases                                                         8,917               6,356
  Principal payments received on loans                                                                  1,807                 967
  Investment in direct finance leases                                                                 (11,604 )           (38,809 )
  Investment in loans receivable                                                                       (3,010 )            (3,020 )
  Purchase of property, plant, and equipment                                                             (409 )              (126 )
  Purchase of transportation equipment and capital improvements                                       (21,907 )           (11,259 )
  Purchase of commercial and industrial equipment held for operating lease                             (2,092 )            (5,255 )
  Proceeds from  the sale of transportation equipment for lease                                           103               1,078
  Proceeds from the sale of assets held for sale                                                        6,960               5,366
  Proceeds from the sale of commercial and industrial equipment                                         5,771               9,406
  (Increase) decrease in restricted cash and restricted cash equivalents                                 (701 )             1,001
                                                                                                   ---------------------------------
        Net cash used in investing activities                                                         (16,165 )           (34,295 )
  ----------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facilities                                                 30,916              36,285
  Repayment of short-term warehouse credit facilities                                                 (19,585 )           (20,591 )
  Repayment of senior secured notes                                                                    (1,880 )            (1,255 )
  Repayment of senior secured loan                                                                     (1,471 )            (1,470 )
  Repayment of other secured debt                                                                        (298 )               (31 )
  Borrowings of other secured debt                                                                         --                 167
  Borrowings of nonrecourse debt                                                                       12,904              18,121
  Repayment of nonrecourse debt                                                                       (12,022 )            (2,232 )
  Proceeds from exercise of stock options                                                                  18                  --
  Purchase of stock                                                                                      (405 )              (605 )
                                                                                                   ---------------------------------
        Net cash provided by financing activities                                                       8,177              28,389
                                                                                                   ---------------------------------

  Net (decrease) increase in cash and cash equivalents                                                 (4,883 )                 3
  Cash and cash equivalents at beginning of period                                                      8,786               5,224
                                                                                                   =================================
  Cash and cash equivalents at end of period                                                       $    3,903          $    5,227
                                                                                                   =================================

  SUPPLEMENTAL INFORMATION
  Net cash paid for interest                                                                       $    3,737          $    3,451
  ==================================================================================================================================
  Net cash paid for income taxes                                                                   $      137          $      632
  ==================================================================================================================================




                  See accompanying notes to these consolidated
                             financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of March 31, 1999 and December 31, 1998, statements of income for the three months ended March 31, 1999 and 1998, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1998 and the three months ended March 31, 1999 and statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

2. RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3. FINANCING TRANSACTION ACTIVITIES

American Finance Group, Inc. (AFG), a wholly-owned subsidiary of the Company, originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt for the Company's own account or for sale to other unaffiliated investors. The Company uses one of its warehouse credit facilities to finance the acquisition of the assets, subject to leases, prior to sale or permanent financing by nonrecourse securitized debt. The majority of these transactions are accounted for as direct finance leases, while some transactions qualify as operating leases or loans.

During the three months ended March 31, 1999, the Company funded $11.6 million in equipment that was placed on finance lease. Also during the three months ended March 31, 1999, the Company sold equipment on finance lease with an original equipment cost of $6.2 million, resulting in a net gain of $0.1 million.

4.   EQUIPMENT

Equipment held for operating lease includes transportation equipment and commercial and industrial equipment which is depreciated on the straight-line method down to the equipment's estimated salvage value.

During the three months ended March 31, 1999, the Company funded $2.1 million in commercial and industrial equipment that was placed on operating lease. During the three months ended March 31, 1999, the Company sold commercial and industrial equipment that was on operating lease, with an original cost of $2.1 million, for a net gain of $0.2 million.

During the first three months of 1999, the Company purchased trailers for $8.1 million and sold trailers with a net book value of $0.1 million for $0.1 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less costs to sell. During the first three months of 1999, the Company purchased marine containers for $13.8 million, and sold marine containers for $7.0 million to an affiliated program at cost, which approximated their fair market value. As of March 31, 1999, the Company held containers with a net book value of $6.8 million for sale to an affiliated program. As of December 31, 1998, the Company had no equipment held for sale.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.   DEBT

The Company has warehouse  credit  facilities for PLM Financial  Services,  Inc.
(FSI) and AFG. FSI has a $24.5 million warehouse credit facility to be used to acquire assets on an interim basis prior to sale to affiliated programs or unaffiliated third parties and to purchase trailers prior to obtaining permanent financing. FSI's facility is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. AFG has a $60.0 million warehouse credit facility to be used to acquire assets on an interim basis prior to placement in the Company's nonrecourse securitization facility or sale to unaffiliated third parties. These facilities expire December 14, 1999. The Company believes it will be able to renew these facilities on substantially the same terms upon expiration. As of March 31, 1999, FSI and PLM Equipment Growth Fund VI had $11.3 million and $3.7 million in borrowings outstanding on the $24.5 million facility, respectively. As of March 31, 1999, AFG had $34.5 million in borrowings outstanding on its $60.0 million facility.

The Company has available a nonrecourse securitization facility to be used to acquire assets by AFG secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. The facility allows the Company to borrow up to $150.0 million through October 12, 1999. The Company believes it will be able to extend this facility on similar terms prior to its expiration. Repayment of the facility matches the terms of the underlying leases. As of March 31, 1999 , there were $105.3 million in borrowings under this facility. The Company is required to hedge at least 90% of the aggregate discounted lease balance (ADLB) of those leases and loans used as collateral in its nonrecourse securitization facility. As of March 31, 1999, 92% of the ADLB had been hedged.

During the first quarter of 1999, the Company made principal payments of $0.8 million on its nonrecourse notes payable. As of March 31, 1999, the Company had $6.8 million in nonrecourse notes payable. Principal and interest on the notes are due monthly beginning April 1998 through March 2001. The notes bear interest ranging from 8.32% to 9.5% per annum and are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

During the first quarter of 1999, the Company repaid $1.5 million of the senior secured loan, $1.9 million of the senior secured notes, and $0.3 million of the other secured debt, in accordance with the debt repayment schedules.

6.   SHAREHOLDERS' EQUITY

During the first quarter of 1999, the Company repurchased 67,053 shares of the Company's common stock for $0.4 million, under the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. As of March 31, 1999, 130,353 shares had been repurchased under this plan, for a total of $0.8 million.

During the three months ended March 31, 1999, 43,085 shares were issued from treasury stock as part of the senior management bonus program. Consequently, the total common shares outstanding decreased to 8,135,951 as of March 31, 1999 from the 8,159,919 outstanding as of December 31, 1998.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended March 31, 1999 and 1998 was 8,164,672 and 8,380,578, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended March 31, 1999 and 1998 was 8,288,189 and 8,547,544, respectively.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

On September 30, 1998, plaintiff filed a motion to certify as final, and enter judgment on, the two July 14, 1998 orders. This motion was denied. Defendants filed their answer to the second amended complaint on September 18, 1998, denying the allegations contained in the first, second, and third claims for relief. The parties reached an agreement to settle this matter on April 15, 1999, subject to preparation, review and execution by all parties of a settlement agreement and release. Defendants continue to deny each of the claims and contentions and admit no liability in connection with the settlement. The matter will be dismissed with prejudice upon the execution of the release and payment to plaintiff. The amount to be paid by the Company in settlement is not expected to be material to the financial condition of the Company.

The Company and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and PLM Equipment

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   LEGAL MATTERS (CONTINUED)

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   LEGAL MATTERS (CONTINUED)

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

The parties to the monetary settlement have also agreed to an equitable settlement (the equitable settlement) which provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the NASAA Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time redemption of up to 10% of the outstanding units of Funds V, VI, and VII at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The parties completed the documentation of the monetary and equitable settlements in April 1999. The monetary settlement remains subject to numerous conditions, including but not limited to, notice to and certification of the monetary class for purposes of the monetary settlement, and preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the current unitholders in Funds V, VI, and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement,
(b) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) preliminary and final approval of the equitable settlement by the Alabama district court. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   PURCHASE COMMITMENTS

As of March 31, 1999, the Company had committed to purchase $37.3 million of equipment for its commercial and industrial lease and finance receivable portfolio.

From April 1, 1999 to May 4, 1999, the Company funded $18.7 million of the commitments outstanding as of March 31, 1999 for its commercial and industrial lease and finance receivable portfolio.

As of May 4, 1999, the Company had committed to purchase $23.9 million of equipment for its commercial and industrial lease and finance receivable portfolio.

9.   OPERATING SEGMENTS

The Company operates in three operating segments: trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing. The trailer equipment leasing segment includes 19 trailer rental facilities that engage in short to mid-term operating leases of refrigerated and dry van trailers to a variety of customers, and management of trailers for the investment programs. The commercial and industrial equipment leasing and financing segment originates finance and operating leases and loans on commercial and industrial equipment that is financed through a securitization facility, brokers equipment, and manages institutional programs. The management of investment programs and other transportation equipment leasing segment manages its syndicated investment programs, from which it earns fees and equity interests, and arranges short-term to mid-term operating leases of other transportation equipment.

The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and before allocating income taxes. The segments are managed separately because each operation requires different business strategies.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):



                                                             Commercial        Management
                                                                and          of Investment
                                                             Industrial         Programs
                                                             Equipment         and Other
                                                              Leasing        Transportation
                                                Trailer         and            Equipment
For the quarter ended March 31, 1999            Leasing      Financing          Leasing           Other<F1>   Total
-------------------------------------
                                              -------------------------------------------------------------------------
REVENUES
Lease income                                       $3,691         $ 5,323              $  235 $              $ 9,249
                                                                                                      --
Fees earned                                           205             215               2,699         --       3,119
Gain (loss) on sale or disposition of
  assets, net                                          (9)            322                  --         --         313
Other                                                  --             562                 364         --         926
                                              -------------------------------------------------------------------------
  Total revenues                                    3,887           6,422               3,298         --      13,607
                                              -------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  1,899           1,080                 494        358       3,831
Depreciation and amortization                       1,459           1,830                 110         --       3,399
General and administrative expenses                    --              --                  --      1,484       1,484
                                              -------------------------------------------------------------------------
  Total costs and expenses                          3,358           2,910                 604      1,842       8,714
                                              -------------------------------------------------------------------------
Operating income (loss)                               529           3,512               2,694     (1,842)      4,893
Interest expense, net                                (554)         (2,442)               (446)        --      (3,442)
Other expenses, net                                    --            (948)                 --         --        (948)
                                              -------------------------------------------------------------------------
  Income (loss) before income taxes                $ (25)          $  122              $2,248    $(1,842)     $  503
                                              =========================================================================
Cumulative effect of accounting change,
  net of tax of $165                               $   --          $  236              $   --      $  --      $  236
                                              =========================================================================

Total assets as of March 31, 1999                 $57,316        $193,668             $36,271    $ 9,069    $296,324
                                              =========================================================================



<F1> Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.



                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   OPERATING SEGMENTS (CONTINUED)


                                                             Commercial        Management
                                                                and          of Investment
                                                             Industrial         Programs
                                                             Equipment         and Other
                                                              Leasing        Transportation
                                                Trailer         and            Equipment
For the quarter ended March 31, 1998            Leasing      Financing          Leasing          Other<F2>    Total
-------------------------------------
                                              -------------------------------------------------------------------------
REVENUES
Lease income                                       $1,578         $ 4,240           $     726     $   --      $6,544
Fees earned                                           262             220               3,433         --       3,915
Gain on sale or disposition of assets, net             76             519                 167         --         762
Other                                                   3             151               1,169         --       1,323
                                              -------------------------------------------------------------------------
  Total revenues                                    1,919           5,130               5,495         --      12,544
                                              -------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                    854             963               1,595        398       3,810
Depreciation and amortization                         677           1,296                 577         --       2,550
General and administrative expenses                    --              --                  --      1,913       1,913
                                              -------------------------------------------------------------------------
  Total costs and expenses                          1,531           2,259               2,172      2,311       8,273
                                              -------------------------------------------------------------------------
Operating income (loss)                               388           2,871               3,323     (2,311)      4,271
Interest expense, net                                (214)         (2,027)               (434)        --      (2,675)
Other expenses, net                                    --              --                  (6)        --          (6)
                                              -------------------------------------------------------------------------
  Income (loss) before income taxes                 $ 174          $  844           $   2,883    $(2,311)    $ 1,590
                                              =========================================================================

Total assets as of March 31, 1998                 $38,252        $176,794           $  39,023    $ 7,047    $261,116
                                              =========================================================================


<F2> Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.



10.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of one of its subsidiaries.

11.  STOCK OFFERING

During 1998, AFG filed a registration statement with the U.S. Securities and Exchange Commission for the purpose of undertaking an initial public offering of common stock. During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering. As a result of this decision, the Company wrote off $0.9 million of costs related to the proposed initial public offering during the first quarter of 1999, which is included in other expenses, net, on the consolidated statements of income. The Company has engaged an investment banking firm to pursue the sale of AFG.

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

12.  SUBSEQUENT EVENTS

In April 1999, the Company entered into a $5.0 million debt agreement bearing interest at 6.20%, with payments of $0.1 million due monthly beginning April 1999 with a final payment of $1.3 million due April 2006, secured by certain trailer equipment. In return for favorable financing terms, this agreement gives beneficial tax treatment in these secured trailers to the lenders.

On April 28, 1999, the Company amended the Directors' 1995 Nonqualified Stock Option Plan and the 1998 Management Stock Compensation Plan (1998 Plan) to limit the amount of common shares that can be purchased in any one calendar year, pursuant to the exercise of options under the two plans, to no more than 5% of the Company's outstanding shares on May 12, 1998 (416,880), and to provide that any excess options sought to be exercised will be purchased by the Company for the difference between the exercise price of the option and the trading price of the stock. The 1998 Plan was further amended to reduce the number of shares reserved for awards under the 1998 Plan from 800,000 to 700,000.

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRAILER LEASING

The Company operates 19 trailer rental facilities that engage in short and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van (nonrefrigerated) trailers leased to a variety of customers. The Company opened 3 of these rental yards in 1999 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING

The Company funds and manages long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominately investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as point-of-sale, materials handling, computer and peripheral, manufacturing, general purpose plant and warehouse, communications, medical, and construction and mining equipment. Through AFG, the Company is also engaged in the management of institutional programs for which it originates leases and receives acquisition and management fees. The Company also earns syndication fees for arranging purchases and sales of equipment between other unaffiliated third parties.

During 1998, AFG filed a registration statement with the U.S. Securities and Exchange Commission (SEC) for the purpose of undertaking an initial public offering of common stock. During the first quarter of 1999, the Company's Board of Director's determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering. The Company has engaged an investment banking firm to pursue the sale of AFG.

MANAGEMENT OF INVESTMENT PROGRAMS

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication for these programs in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements generally entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions. The Company's interest in the earnings and distributions of Fund I will increase to 25% after the investors have received distributions equal to their original invested capital.

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

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The following analysis reviews the operating results of the Company:

REVENUES
--------


                                                                             For the Three Months
                                                                                Ended March 31,

                                                                        1999                      1998
                                                                     -----------------------------------------
                                                                           (in thousands of dollars)

Operating lease income                                                $     6,097             $      3,892
Finance lease income                                                        3,152                    2,652
Management fees                                                             2,368                    2,564
Partnership interests and other fees                                          290                      324
Acquisition and lease negotiation fees                                        461                    1,027
Gain on the sale or disposition of assets, net                                313                      762
Aircraft brokerage and services                                                --                      524
Other                                                                         926                      799
                                                                     -----------------------------------------
  Total revenues                                                      $    13,607             $     12,544


The fluctuations in revenues for the three months ended March 31, 1999, compared to the same quarter in 1998, are summarized and explained below.

OPERATING LEASE INCOME BY EQUIPMENT TYPE:


                                                                             For the Three Months
                                                                                Ended March 31,

                                                                         1999                     1998
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Refrigerated and dry van over-the-road trailers                       $     3,691             $      1,578
Commercial and industrial equipment                                         2,225                    1,613
Marine containers                                                             179                       --
Intermodal trailers                                                            --                      589
Other                                                                           2                      112
                                                                     -----------------------------------------
  Total operating lease income                                        $     6,097             $      3,892


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $2.2 million during the first quarter of 1999, compared to the same quarter of 1998, due to the following:

(a) A $2.1 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease. For the quarter ended March 31, 1999, the average investment in refrigerated and dry van trailer equipment was $66.7 million, compared to $43.4 million for the first quarter of 1998.

(b) A $0.6 million increase in operating lease income was generated from commercial and industrial equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

(c) A $0.2 million increase in operating lease income was generated from marine containers. During the first quarter of 1999, the Company purchased $13.8 million in marine containers and sold $7.0 million in marine containers to an affiliated program at cost, which approximated their fair market value. The Company earned operating lease income on these marine containers during the first quarter of 1999. There were no marine containers owned by the Company during the first quarter of 1998.

These increases in operating lease income were partially offset by the following:

(a) A $0.6 million decrease in operating lease income from intermodal trailers due to the sale of all of the Company's intermodal trailers during August 1998.

(b) A $0.1 million decrease in other operating lease income was due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income increased $0.5 million in the first quarter of 1999, compared to the same quarter in 1998, due to an increase in commercial and industrial assets that were on finance lease. For the quarter ended March 31, 1999, the average investment in direct finance leases was $140.4 million, compared to $120.5 million for the first quarter of 1998.

MANAGEMENT FEES:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.4 million and $2.6 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

         The Company also earns management fees from the institutional programs managed by the Company's AFG subsidiary. During both the quarters ended March 31, 1999 and 1998, management fees for the institutional programs were $0.2 million. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs. As a result, management fees from the institutional programs are expected to decrease in the future as equipment is sold from the existing portfolios and not replaced.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.4 million and $0.5 million for the quarters ended March 31, 1999 and 1998, respectively. In addition, a decrease of $0.1 million and $0.2 million in the Company's residual interests in the programs was recorded during the quarters ended March 31, 1999 and 1998, respectively. The decrease in net earnings and distribution levels and residual interests in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended March 31, 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $7.2 million, compared to the Company purchasing $15.6 million of transportation and other equipment during the quarter ended March 31, 1998, resulting in a $0.4 million decrease in acquisition and lease negotiation fees.

Also during the quarter ended March 31, 1999, there was no equipment purchased by AFG for the institutional investment programs, compared to $6.0 million for the same quarter in 1998, resulting in a $0.2 million decrease in acquisition and lease negotiation fees. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company does not expect to sell assets in the future to the institutional programs, acquisition and lease negotiation fees will be substantially reduced in the future.

GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

         During the quarter ended March 31, 1999, the Company recorded $0.3 million in gain on the sale or disposition of commercial and industrial equipment. During the quarter ended March 31, 1998, the Company recorded $0.8 million in gain on the sale or disposition of assets. Of this gain, $0.1 million resulted from the sale or disposition of trailers and $0.2 million related to the sale of commercial and industrial equipment. Also during the first quarter of 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $0.5 million during the quarter ended March 31, 1999, compared to the same quarter of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.


COSTS AND EXPENSES
------------------


                                                                              For the Three Months
                                                                                 Ended March 31,

                                                                          1999                     1998
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $     3,831             $      3,810
Depreciation and amortization                                               3,399                    2,550
General and administrative                                                  1,484                    1,913
                                                                     -----------------------------------------
  Total costs and expenses                                            $     8,714             $      8,273


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, was $3.8 million for both the quarters ended March 31, 1999 and 1998. Operations support expense related to the trailer leasing segment increased $1.0 million due to the expansion of PLM Rental, with the addition of nine rental yards and new trailers to existing yards. Operations support expense related to the commercial and industrial equipment leasing and financing segment increased $0.1 million due to an increase in compensation and benefits expenses related to the expansion of the commercial and industrial equipment lease portfolio. These increases were offset by a $1.1 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment mainly related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

 DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization expenses increased $0.8 million (33%) for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The increase resulted from an increase in commercial and industrial equipment and refrigerated trailer equipment on operating lease, which was partially offset by the reduction in depreciable intermodal trailers and other equipment (discussed in the operating lease income section).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.4 million (22%) during the quarter ended March 31, 1999, compared to the same quarter in 1998, primarily due to a $0.2 million decrease in rent and office related expenses, and a $0.2 million decrease in compensation and benefits expenses, net of allocations to the managed programs.

OTHER INCOME AND EXPENSES
-------------------------


                                                                              For the Three Months
                                                                                 Ended March 31,

                                                                            1999                  1998
                                                                     -----------------------------------------
                                                                             (in thousands of dollars)

Interest expense                                                      $    (3,685 )           $     (3,070 )
Interest income                                                               243                      395
Other expenses, net                                                          (948 )                     (6 )


INTEREST EXPENSE:

         Interest expense increased $0.6 million (20%) during the quarter ended March 31, 1999, compared to the same quarter in 1998, due to an increase in borrowings of nonrecourse securitized debt for AFG, an increase in borrowings on the short-term warehouse facilities, and an increase in borrowings of other secured debt to fund trailer purchases. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding under the senior secured debt agreements.

INTEREST INCOME:

         Interest income decreased $0.2 million (38%) during the quarter ended March 31, 1999, compared to the same quarter of 1998, as a result of lower average cash balances during the quarter ended March 31, 1999, compared to the same quarter of 1998.

OTHER EXPENSES, NET:

Other expenses of $0.9 million for the quarter ended March 31, 1999 represent the write off of costs related to the proposed initial public offering of the Company's AFG subsidiary. During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore, wrote-off all associated offering costs.

PROVISION FOR INCOME TAXES:

For the three months ended March 31, 1999, the provision for income taxes was $0.2 million, representing an effective rate of 41%. For the three months ended March 31, 1998, the provision for income taxes was $0.6 million, representing an effective rate of 38%.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX:

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of one of its subsidiaries.

NET INCOME
----------

As a result of the foregoing, for the three months ended March 31, 1999, net income was $0.1 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.01. For the same quarter in 1998, net income was $1.0 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.12 and $0.11, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

Liquidity in 1999 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of commercial and industrial and trailer equipment leasing transactions, additional borrowings, and the potential proceeds from the sale of AFG. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the next twelve months. Future liquidity is influenced by the factors summarized below.

DEBT FINANCING:

NONRECOURSE SECURITIZED DEBT: The Company has available a nonrecourse debt facility for up to $150.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment at AFG that generally have terms of one to seven years. The facility is available for a one-year period expiring October 12, 1999. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration and increase its borrowing capacity as needed. As of March 31, 1999, $105.3 million in borrowings was outstanding under this facility. As of May 4, 1999, $115.1 million in borrowings was outstanding under this facility.

   In addition to the $150.0 million nonrecourse debt facility discussed above, as of March 31, 1999 and May 4, 1999, the Company also had $6.8 million and $6.6 million, respectively, in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment at AFG that have terms corresponding to the note repayment schedule that began April 1998 and ends March 2001. The notes bear interest from 8.32% to 9.5% per annum.

FSI WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis by FSI for sale to affiliated programs or third parties have, from time to time, been partially funded by this warehouse credit facility. This facility is also used to temporarily finance the purchase of trailers prior to permanent financing being obtained. This facility expires on December 14, 1999. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

This facility is shared with EGF VI, PLM Equipment Growth & Income Fund VII (EGF
VII), and Fund I. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets purchased by the Company. The Company can hold assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of March 31, 1999, the Company and EGF VI had $11.3 million and $3.7 million of outstanding borrowings under this facility, respectively. As of May 4, 1999, the Company and EGF VI had $14.8 million and $3.7 million in borrowings outstanding under this facility, respectively.

AFG WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis by AFG for placement in the Company's securitization facility or for sale to unaffiliated third parties have, from time to time, been partially funded by a $60.0 million warehouse credit facility. The facility expires December 14, 1999; however, the Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

This facility provides for financing of 100% of the present value of the lease stream of commercial and industrial equipment for up to 90% of original equipment cost of the assets held on this facility.

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may by outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. The Company retains the difference between the net lease revenue earned and the interest expense during the interim holding period, since its capital is at risk. As of March 31, 1999, the Company had $34.5 million outstanding under this facility. As of May 4, 1999, the Company had $30.9 million in borrowings outstanding under this facility.

SENIOR SECURED NOTES: The Company's senior secured notes agreement, which had an outstanding balance of $26.3 million as of March 31, 1999 and May 4, 1999, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

SENIOR SECURED LOAN: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $13.2 million as of March 31, 1999 and May 4, 1999, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of March 31, 1999, the cash collateral balance for this loan was $0.1 million and is included in restricted cash and cash equivalents on the Company's balance sheet. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001.

OTHER SECURED DEBT: As of March 31, 1999, the Company had $12.8 million in other secured debt, bearing interest from 5.35% to 5.55%, with payments of $0.2 million due monthly in advance, beginning December 1998 with a final payment of $3.3 million due November 2005. The debt is secured by certain trailer equipment.

In April 1999, the Company entered into a $5.0 million secured debt agreement bearing interest at 6.20%, with payments of $0.1 million due monthly beginning April 1999 with a final payment of $1.3 million due April 2006, secured by certain trailer equipment. The Company intends to use this type of debt to finance the purchase of new trailers in the future as this financing provides for favorable financing terms in exchange for beneficial tax treatment in these secured trailers to the lenders.

INTEREST-RATE SWAP CONTRACTS: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of March 31, 1999, the swap agreements had a weighted-average duration of 1.15 years, corresponding to the terms of the related debt. As of March 31, 1999, a notional amount of $98.1 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.58% on such obligations. For the three months ended March 31, 1999, interest expense increased by $0.3 million due to these arrangements.

TRAILER LEASING:

The Company operates 19 trailer rental facilities that engage in short and mid-term operating leases. Equipment operated in these facilities consists of refrigerated trailers used to transport temperature-sensitive food products and dry van trailers leased to a variety of customers. The Company opened 3 of these rental yards in 1999 and intends to open additional rental yard facilities in the future. The Company is selling certain of its older trailers and is replacing them with new or late-model refrigerated trailers. The new trailers will be placed in existing rental facilities or in new yards. During the three months ended March 31, 1999, the Company purchased $8.1 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $0.1 million for proceeds of $0.1 million.

During 1999, the Company generated proceeds of $0.1 million from the sale of trailers. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse securitization facility. AFG also originates loans in which it takes a security interest in the assets financed. During the three months ended March 31, 1999, the Company funded lease and loan transactions for commercial and industrial equipment with an original equipment cost of $16.7 million. During the three months ended March 31, 1999, the Company sold commercial and industrial equipment with a net book value of $5.5 million for proceeds of $5.8 million. The majority of these transactions was financed, on an interim basis, through the Company's warehouse credit facility.

Some equipment subject to leases is sold to institutional programs for which the Company is the servicer. Acquisition and management fees are received for the sale and subsequent servicing of these leases. The Company does not believe it will be selling assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

As of March 31, 1999, the Company had committed to purchase $37.3 million of equipment for its commercial and industrial lease and finance receivables portfolio, to be held by the Company or sold to third parties, of which $6.2 million had been received by lessees and accrued for as of March 31, 1999.

From April 1, 1999 through May 4, 1999, the Company funded $18.7 million of commitments outstanding as of March 31, 1999 for its commercial and industrial lease and finance receivables portfolio.

As of May 4, 1999, the Company had committed to purchase $23.9 million of equipment for its commercial and industrial lease and finance receivables portfolio.

During 1998, AFG filed a registration statement with the SEC for the purpose of undertaking an initial public offering of common stock. During the first quarter of 1999, the Company's Board of Director's determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering. The Company has engaged an investment banking firm to pursue the sale of AFG.

OTHER TRANSPORTATION EQUIPMENT LEASING AND OTHER:

During the first three months of 1999, the Company purchased marine containers for $13.8 million, and sold marine containers for $7.0 million to an affiliated program at cost, which approximated their fair market value.

STOCK REPURCHASE PROGRAM:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of May 4, 1999, 237,710 shares had been repurchased under this plan for a total of $1.4 million.

Management believes that, through debt and equity financing, possible sales of equipment, proceeds from the potential sale of AFG, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs over the next twelve months.

EFFECTS OF THE YEAR 2000:

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

The Company has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Company (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Company's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by PLMI before the end of fiscal 1999. The Company believes that its Year 2000 compliance program can be completed by the end of 1999. As of March 31, 1999, the Company has spent approximately $0.1 million to become Year 2000-compliant. The Company expects to spend an additional $0.1 million in order to become Year 2000-compliant.

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

ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the Company is reviewing the effect this standard will have on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities and senior secured notes are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.3 million in 1999, $0.2 million in 2000, $0.1 million in 2001, and $18,000 in 2002. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.7 million in 1999, $0.3 million in 2000, $0.2 million in 2001, and $35,000 in
2002.

The Company hedges borrowings under the nonrecourse securitization facility, effectively fixing the rate of these borrowings. The Company is currently required to hedge against the risk of interest rate increases for 90% of the aggregate discounted lease balance of those leases and loans used as collateral for its nonrecourse securitization facility, but the Company generally does not enter into hedges for leases designated for syndication or for leases of transportation equipment. Such hedging activities may limit the Company's ability to participate in the benefits of any decrease in interest rates with respect to the hedged portfolio of leases, but may also protect the Company from increases in interest rates for the hedged portfolio. All of the Company's other financial assets and liabilities are at fixed rates.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 7 to the consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

10.1 Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc., dated as of April 2, 1999.

10.2 Amendment to PLM International, Inc. Directors' 1995 Nonqualified Stock Option Plan, dated April 28, 1999.

10.3 Amendment to PLM International, Inc. 1998 Management Stock Compensation Plan, dated April 28, 1999.

10.4     Amended Form of Nonqualified Stock Option Agreement.


(B)  Reports on Form 8-K

January 18, 1999 - Announcement regarding the election of Howard M. Lorber as a Class III director of the Board of Directors of the Company.

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






          Date: May 4, 1999