Form 10-Q
period 1999-06-30
PLM INTERNATIONAL INC
filed 1999-07-26
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of July 26 , 1999 - 7,992,574 shares.

                             PLM INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands ofdollars, except per share amounts)

                                              For the Three Month                 For the Six Months
                                                  Ended June 30,                   Ended June 30,
                                                1999           1998                1999            1998
                                         -------------------------------------------------------------------


REVENUES
Operating lease income                    $    7,573        $   5,452         $    13,670       $   9,344
Finance lease income                           2,736            3,042               5,888           5,694
Management fees                                2,271            2,535               4,639           5,099
Partnership interests and other fees              26              357                 316             681
Acquisition and lease negotiation fees           618            1,184               1,079           2,211
Gain on the sale or disposition of assets, net 1,317            1,533               1,630           2,295
Aircraft brokerage and services                   --              362                  --             886
Other                                            864              843               1,790           1,642
                                              -----------------------------------------------------------------
  Total revenues                              15,405           15,308              29,012          27,852
                                              -----------------------------------------------------------------

COSTS AND EXPENSES
Operations support                             4,771            4,657               8,602           8,466
Depreciation and amortization                  3,663            3,497               7,062           6,047
General and administrative                     2,045            2,257               3,529           4,171
                                               ----------------------------------------------------------------
  Total costs and expenses                    10,479           10,411              19,193          18,684
                                              -----------------------------------------------------------------

Operating income                               4,926            4,897               9,819           9,168

Interest expense                              (3,822)          (3,604)             (7,507)         (6,674)
Interest income                                  233              299                 476             694
Other (expenses) income, net                    (150)             469              (1,098)            463
                                              ----------------------------------------------------------------
  Income before income taxes                   1,187            2,061               1,690           3,651

Provision for income taxes                       466              860                 673           1,467
                                               ---------------------------------------------------------------

  Net income before cumulative
  effect of accounting change                    721            1,201               1,017           2,184

Cumulative effect of accounting change,
net of tax of $165                                --               --                 236              --

     Net income to common shares          $      721        $   1,201         $       781       $   2,184
                                          ====================================================================

Basic earnings per weighted-average
common share outstanding                  $     0.09        $    0.14         $      0.10       $    0.26
                                          ====================================================================

Diluted earnings per weighted-average
common share outstanding                  $     0.09        $    0.14         $      0.09       $    0.26
                                          ====================================================================











       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)



                                     ASSETS


                                                                           June 30,               December 31,
                                                                             1999                     1998
                                                                      -------------------------------------------

Cash and cash equivalents                                              $      4,001              $     8,786
Receivables (net of allowancefor doubtful
  accounts of $0.7 million as of
  June 30, 1999 and $0.4 million as of
  December 31, 1998)                                                         12,583                    7,282
Receivables from affiliates                                                   2,841                    2,944
Investment in direct finance leases, net                                    127,655                  145,088
Loans receivable                                                             22,766                   23,493
Equity interest in affiliates                                                20,602                   22,588

Transportation equipment held for operating leases                           87,141                   63,044

Less accumulated depreciation                                               (18,127)                 (15,516)
                                                                        -----------------------------------------------
                                                                             69,014                   47,528

Commercial and industrial equipment held for operating leases                24,949                   24,520
Less accumulated depreciation                                               (10,157)                  (7,831)
                                                                      -----------------------------------------------
                                                                             14,792                   16,689

Restricted cash and cash equivalents                                         11,840                   10,349
Other, net                                                                    6,009                    7,322
                                                                      -----------------------------------------------
     Total assets                                                      $    292,103              $   292,069
                                                                      ===============================================



                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
Short-term warehouse facilities                                        $     33,279              $    34,420
Senior secured notes                                                         24,439                   28,199
Senior secured loan                                                          11,765                   14,706
Other secured debt                                                           22,249                   13,142
Nonrecourse securitized debt                                                107,904                  111,222
Payables and other liabilities                                               23,128                   21,768
Deferred income taxes                                                        19,336                   18,415
                                                                      -----------------------------------------------
  Total liabilities                                                         242,100                  241,872

Shareholders' equity:
Common stock, ($.01 par value, 50,000,000 shares
  authorized, 7,992,574 issued and outstanding as of
  June 30, 1999 and 8,159,919 as of December 31, 1998)                          112                      112
Paid-in capital, in excess of par                                            75,222                   74,947
Treasury stock (4,043,181 shares as of June 30, 1999 and
   3,875,836 shares as of December 31, 1998)                                (16,322)                 (15,072)
Accumulated deficit                                                          (9,009)                  (9,790)
    Total shareholders' equity                                               50,003                   50,197
                                                                      -----------------------------------------------
      Total liabilities and shareholders' equity                       $    292,103              $   292,069
                                                                      ===============================================







             See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            AND COMPREHENSIVE INCOME For the Year Ended December 31,
                   1998 and the Six Months Ended June 30, 1999
                            (in thousands of dollars)





                                                                                     Accumulated
                                                   Common Stock                      Deficit &
                                                    Paid-in                          Accumulated
                                                  Capital in                            Other                               Total
                                         At         Excess           Treasury        Comprehensive     Comprehensive   Shareholders'
                                         Par        of Par              Stock          Income              Income          Equity
                                   -------------------------------------------------------------------------------------------------



  Balances, December 31, 1997         $  112       $  74,650        $   (13,435)    $  (14,779)                        $     46,548
Compresensive income
  Net income                                                                             4,857         $    4,857             4,857
  Other comprehensive income:
    Foreign currency translation
      income                                                                               132                132               132
Comprehensive income                                                                                   $    4,989
                                                                                                       ====================
Exercise of stock options                                218                211                                                 429
Common stock repurchases                                                 (2,059)                                             (2,059)
Reissuance of treasury stock                              79                211                                                 290
  Balances, December 31, 1998            112          74,947            (15,072)        (9,790)                              50,197

Comprehensive income
  Net income                                                                               781         $      781               781
                                                                                                       ====================
Exercise of stock options                                174                245                                                 419
Common stock repurchases                                                 (1,604)                                             (1,604)
Reissuance of treasury stock, net                        101                109                                                 210
                                        -----------------------------------------------------------------              -------------
  Balances, June 30, 1999             $  112       $  75,222        $   (16,322)    $   (9,009)                        $     50,003
                                        =============================================================                  =============




















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                        For the Six Months
                                                                                                          Ended June 30,
                                                                                                     1999                1998
                                                                                                -----------------------------------
OPERATING ACTIVITIES
Net income                                                                                        $       781          $    2,184
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                       7,062               6,047
    Cumulative effect of accounting change, net of tax of $165                                            236                  --
    Write off of costs associated with initial public offering of AFG                                     975                  --
    Foreign currency translation                                                                           --                 (29)
    Deferred income tax expense                                                                           921               1,641
    Gain on sale or disposition of assets, net                                                         (1,630)             (2,295)
    Undistributed residual value interests                                                                562                 546
    Minority interest in net loss of subsidiaries                                                          --                 (84)
    Increase (decrease) in payables and other liabilities                                               4,810              (1,669)
    (Increase) decrease in receivables and receivables from affiliates                                 (5,198)              2,913
    Amortization of organization and offering costs                                                     1,424               1,481
    (Increase) decrease in other assets                                                                   (94)                521
                                                                                                 -----------------------------------
      Net cash provided by operating activities                                                         9,849              11,256
                                                                                                 -----------------------------------

INVESTING ACTIVITIES
Principal payments received on finance leases                                                          17,611              14,441
Principal payments received on loans                                                                    3,737               1,878
Investment in direct finance leases                                                                   (24,488)            (82,047)
Investment in loans receivable                                                                         (3,010)            (18,651)
Purchase of property, plant, and equipment                                                               (466)               (110)
Purchase of transportation equipment and capital improvements                                         (38,724)            (32,919)
Purchase of commercial and industrial equipment held for operating lease                              (14,119)            (14,938)
Proceeds from  the sale of transportation equipment for lease                                             234               3,081
Proceeds from the sale of assets held for sale                                                         13,801              19,866
Proceeds from the sale of commercial and industrial equipment                                          35,477              29,757
(Increase) decrease in restricted cash and restricted cash equivalents                                 (1,491)              6,506
                                                                                                 -----------------------------------
      Net cash used in investing activities                                                           (11,438)            (73,136)

FINANCING ACTIVITIES
Borrowings of short-term warehouse credit facilities                                                   50,369              88,065
Repayment of short-term warehouse credit facilities                                                   (51,510)            (64,302)
Repayment of senior secured notes                                                                      (3,760)             (2,510)
Repayment of senior secured loan                                                                       (2,941)             (2,941)
Borrowings of other secured debt                                                                        9,827                 173
Repayment of other secured debt                                                                          (720)                (99)
Borrowings of nonrecourse debt                                                                         26,856              54,512
Repayment of nonrecourse debt                                                                         (30,174)            (12,323)
Reissuance of treasury stock, net                                                                          42                  --
Proceeds from exercise of stock options                                                                   419                  --
Purchase of stock                                                                                      (1,604)               (626)
                                                                                                 -----------------------------------
      Net cash (used in) provided by financing activities                                              (3,196)             59,949
                                                                                                 -----------------------------------

Net decrease in cash and cash equivalents                                                              (4,785)             (1,931)
Cash and cash equivalents at beginning of period                                                        8,786               5,224

                                                                                                 -----------------------------------
Cash and cash equivalents at end of period                                                        $     4,001          $    3,293
                                                                                                 ===================================

SUPPLEMENT INFORMATION
Net cash paid for interest                                                                        $     7,431          $    5,754
                                                ====================================================================================
Net cash paid for income taxes                                                                    $       206          $    1,704
                                                ====================================================================================


       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly-and majority-owned subsidiaries (the Company's) financial position as of June 30, 1999 and December 31, 1998, statements of income for the three and six months ended June 30, 1999 and 1998, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1998 and the six months ended June 30, 1999, and statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

2.  RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3.  FINANCING TRANSACTION ACTIVITIES

American Finance Group, Inc. (AFG), a wholly-owned subsidiary of the Company, originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt for the Company's own account or sold to unaffiliated investors. The Company uses one of its warehouse credit facilities to finance the acquisition of these assets prior to permanent financing by nonrecourse securitized debt or sale. The majority of these transactions are accounted for as direct finance leases, while some transactions qualify as operating leases or loans.

During the six months ended June 30, 1999, the Company funded $24.5 million in equipment that was placed on finance lease. Also during the six months ended June 30, 1999, the Company sold equipment on finance lease with an original equipment cost of $29.8 million, resulting in a net gain of $0.3 million.

During the six months ended June 30, 1999, the Company funded $3.0 million in loans to customers.

4.   EQUIPMENT

Equipment held for operating lease includes transportation equipment and commercial and industrial equipment that is depreciated on the straight-line method down to the equipment's estimated salvage value.

During the six months ended June 30, 1999, the Company funded $14.1 million in commercial and industrial equipment that was placed on operating lease. During the six months ended June 30, 1999, the Company sold commercial and industrial equipment that was on operating lease for a net gain of $1.3 million.

During the first six months of 1999,  the Company  purchased  trailers for $24.9
million  and  sold   trailers  with  a  net  book  value  of  $0.2  million  for approximately their net book value.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated partnership. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less costs to sell. During the first six months of 1999, the Company purchased marine containers for $13.8 million, and sold them to affiliated programs at cost, which approximated their fair market value. As of June 30, 1999 and December 31, 1998, the Company held no equipment for sale.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



5.   DEBT

The Company has warehouse  credit  facilities for PLM Financial  Services,  Inc.
(FSI) and AFG. FSI has a $24.5 million warehouse credit facility to be used to acquire assets on an interim basis prior to sale to affiliated programs or unaffiliated third parties and to purchase trailers prior to obtaining permanent financing. FSI's facility is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. AFG has a $60.0 million warehouse credit facility to be used to acquire assets on an interim basis prior to placement in the Company's nonrecourse securitization facility or sale to unaffiliated third parties. These facilities expire December 14, 1999. The Company believes it will be able to renew these facilities on substantially the same terms upon expiration. As of June 30, 1999, FSI had $10.4 million in borrowings outstanding on the $24.5 million facility and there were no other borrowings outstanding on the facility by any of the other eligible borrowers. As of June 30, 1999, AFG had $22.9 million in borrowings outstanding on its $60.0 million facility.

The Company has available a nonrecourse securitization facility to be used to acquire assets by AFG, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. The facility allows the Company to borrow up to $150.0 million through October 12, 1999. The Company believes it will be able to extend this facility on similar terms prior to its expiration. Repayment of the facility matches the terms of the underlying leases. As of June 30, 1999 , there were $101.9 million in borrowings under this facility. The Company is required to hedge the interest rate exposure to the Company on at least 90% of the aggregate discounted lease balance (ADLB) of those leases and loans used as collateral in its nonrecourse securitization facility. As of June 30, 1999, 91% of the ADLB had been hedged.

During the first six months of 1999, the Company made principal payments of $1.6 million on its nonrecourse notes payable. As of June 30, 1999, the Company had $6.0 million in nonrecourse notes payable. Principal and interest on the notes are due monthly beginning April 1998 through March 2001. The notes bear interest ranging from 8.32% to 9.5% per annum and are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

In April 1999, the Company entered into a $5.0 million debt agreement bearing interest at 6.20%, with payments of $0.1 million due monthly beginning April 1999 and a final payment of $1.3 million due April 2006, secured by certain trailer equipment. In return for favorable financing terms, this agreement gives beneficial tax treatment in these secured trailers to the lenders.

In May 6, 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of June 30, 1999, the Company had borrowed $4.8 million under this facility. Payments of $0.1 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006.

During the first six months of 1999, the Company repaid $2.9 million of the senior secured loan, $3.8 million of the senior secured notes, and $0.7 million of the other secured debt, in accordance with the debt repayment schedules.

6.   SHAREHOLDERS' EQUITY

During the first six months of 1999, the Company repurchased 264,115 shares of the Company's common stock for $1.6 million under the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. As of June 30, 1999, 327,415 shares had been repurchased under this plan, for a total of $2.0 million.

During the six months ended June 30, 1999, 27,486 shares were issued from treasury stock as part of the senior management bonus program (net of forfeited shares), 6,784 shares were issued from treasury

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



6.   SHAREHOLDERS' EQUITY (CONTINUED)

stock as a stock grant, and 62,500 shares were issued for the exercise of stock options. Consequently, the total common shares outstanding decreased to 7,992,574 as of June 30, 1999 from the 8,159,919 outstanding as of December 31, 1998.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended June 30, 1999 was 8,066,243, and during the three months ended June 30, 1998 was 8,337,963. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the six months ended June
30, 1999 was 8,115,458, and during the six months ended June 30, 1998 was 8,359,271. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended June 30, 1999 was 8,179,429, and during the three months ended June 30, 1998 was 8,501,476. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the six months ended June 30, 1999 was 8,239,249, and during the six months ended June 30, 1998 was 8,525,127.

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

In February 1998, plaintiff was permitted by the district court to file a second amended complaint in order to bring the fourth, fifth, and sixth claims for relief as a class action on behalf of himself and all similarly situated people. These claims allege that the Company and the other defendants breached their fiduciary duties and entered into prohibited transactions in connection with the termination of the ESOP and by causing the ESOP to sell or exchange the preferred shares held for the benefit of the ESOP participants for less than their fair market value. Also in February 1998, the defendants filed a motion to dismiss the fourth, fifth, and sixth claims relating to the termination of the ESOP, and the seventh claim relating to defendants' alleged interference with plaintiff's rights under ERISA, all for failure to state claims for relief. The district court, in an order dated July 14, 1998, granted this motion and dismissed the fourth through seventh claims for relief. In June 1998, the defendants filed a motion for summary judgment seeking a ruling that the first two claims for relief, which allege breaches arising out of the purchase and sale of stock at the inception of the ESOP, are barred by the applicable statute of limitations. In an order dated July 14, 1998, the district court granted in part and denied in part this motion and ruled that these claims for relief are barred by the statute of limitations to the extent that they rely on a theory that the automatic conversion feature and other terms and conditions of the purchase and sale of the preferred stock violated ERISA, but are not so barred to the extent that they rely on a

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


7.   LEGAL MATTERS (CONTINUED)

theory that the purchase and sale of the preferred stock at the inception of the ESOP was for more than adequate consideration. On September 30, 1998, plaintiff filed a motion to certify as final, and enter judgment on, the two July 14, 1998 orders. This motion was denied. Defendants filed their answer to the second amended complaint on September 18, 1998, denying the remaining allegations contained in the first, second, and third claims for relief.

The parties reached an agreement to settle this matter on April 15, 1999, and plaintiff filed a notice of voluntary dismissal of the complaint with prejudice on June 18, 1999. The amount paid by the Company in settlement is not material to the financial condition of the Company.

The Company and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Partnerships). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action automatically nullified the state court's ex parte certification of the class. In September 1997, the court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the court granted defendants' motion in December 1997.

Following various unsuccessful requests that the court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested

                            PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999



7.   LEGAL MATTERS (CONTINUED)

in certain California limited partnerships for which FSI acts as the general partner, including the Partnerships. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

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

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court on February 12, 1999. On June 14, 1999, the parties amended the stipulation and revised certain exhibits, and requested that the court set a preliminary approval hearing on the monetary settlement and equitable settlement.

The monetary settlement provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American
Securities Administrator's Association's Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the partnerships. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The preliminary approval hearing was set for and occurred on June 25, 1999. On June 29, 1999, the court entered orders, among other things, granting preliminary approval of the monetary and equitable settlements, conditionally certifying the monetary and equitable settlement classes, providing for a final

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



7.   LEGAL MATTERS (CONTINUED)

fairness hearing on November 16, 1999, approving the form and content of the notices to be sent to the monetary class and the equitable class, and staying all claims, counterclaims, and crossclaims by the monetary and equitable classes against defendants pending the court's consideration of the fairness of the monetary and equitable settlements at the final fairness hearing. The monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest. On June 29, 1999 the court also entered an order preliminarily approving as to form and substance the form of solicitation statement that is to be distributed to limited partners of Funds V, VI, and VII in connection with the equitable settlement, following clearance by and with such changes necessary to comply with the comments, if any, of the Securities and Exchange Commission
(SEC) in its review and clearance procedures. The monetary and equitable class notices will be sent to the monetary and equitable classes, respectively, following clearance by the SEC of the solicitation statement.

The monetary settlement remains subject to certain conditions, including but not limited to notice to the monetary class for purposes of the monetary settlement and final approval of the monetary settlement by the court following a final fairness hearing. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the equitable class, (b) review and clearance by the SEC, and dissemination to the members of the equitable class, of solicitation statements regarding the proposed extensions,
(c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and
(e) final approval of the equitable settlement by the court following a final fairness hearing. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

8.   COMMITMENTS

As of June 30, 1999, the Company had committed to purchase $38.1 million of equipment for its commercial and industrial lease and finance receivable portfolio.

From July 1, 1999 to July 26, 1999, the Company funded $4.2 million of the commitments outstanding as of June 30, 1999 for its commercial and industrial lease and finance receivable portfolio.

As of July 26, 1999, the Company had committed to purchase $25.9 million of equipment for its commercial and industrial lease and finance receivable portfolio.

9.   OPERATING SEGMENTS

The Company operates in three operating segments: trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing. The trailer leasing segment includes twenty trailer rental facilities that engage in short-term to mid-term operating leases of refrigerated and dry van trailers to a variety of customers and management of trailers for the investment programs. The commercial and industrial equipment leasing and financing segment originates finance and operating leases and loans on commercial and industrial equipment that is financed through a securitization facility, brokers equipment, and manages institutional programs owning commercial and industrial equipment. The management of investment programs and

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



9.  OPERATING SEGMENTS (CONTINUED)

other transportation equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other transportation equipment. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and certain operating support expenses and before allocating income taxes. The segments are managed separately because each operation requires different business strategies.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                             Commercial       Management
                                                                and          of Investment
                                                             Industrial        Programs
                                                             Equipment         and Other
                                                              Leasing       Transportation
                                                Trailer         and            Equipment
For the three  months ended June 30, 1999       Leasing      Financing          Leasing         Other<F1>1      Total
-----------------------------------------
REVENUES
Lease income                                      $ 4,986         $ 4,886         $      437     $    --    $ 10,309
Fees earned                                           196             192              2,527          --       2,915
Gain (loss) on sale or disposition of
  assets, net                                          (3)          1,320                 --          --       1,317
Other                                                  --             551                313          --         864
  Total revenues                                    5,179           6,949              3,277          --      15,405
COSTS AND EXPENSES
Operations support                                  2,490           1,601                494         186       4,771
Depreciation and amortization                       1,780           1,770                113          --       3,663
General and administrative expenses                    --              --                 --       2,045       2,045
  Total costs and expenses                          4,270           3,371                607       2,231      10,479
Operating income (loss)                               909           3,578              2,670      (2,231)      4,926
Interest expense, net                                (634)         (2,343)              (612)         --      (3,589)
Other expenses, net                                    --             (26)                --        (124)       (150)
  Income (loss) before income taxes               $   275        $  1,209           $  2,058     $(2,355)   $  1,187
                                              ========================================================================

Total assets as of June 30, 1999                  $73,260        $175,855           $ 34,034     $ 8,954    $292,103
                                              ========================================================================

                                                             Commercial       Management
                                                                and          of Investment
                                                             Industrial        Programs
                                                             Equipment         and Other
                                                              Leasing       Transportation
                                                Trailer         and            Equipment
For the three  months ended June 30, 1998       Leasing      Financing          Leasing         Other<F1>1      Total
-----------------------------------------
REVENUES
Lease income                                      $ 1,855        $  5,722           $    917     $    --    $  8,494
Fees earned                                           253             414              3,409          --       4,076
Gain (loss) on sale or disposition of
  assets, net                                          (3)            882                654          --       1,533
Other                                                  --             332                873          --       1,205
  Total revenues                                    2,105           7,350              5,853          --      15,308
COSTS AND EXPENSES
Operations support                                  1,089           1,061              2,120         387       4,657
Depreciation and amortization                         850           2,337                310          --       3,497
General and administrative expenses                    --              --                 --       2,257       2,257
  Total costs and expenses                          1,939           3,398              2,430       2,644      10,411
Operating income (loss)                               166           3,952              3,423      (2,644)      4,897
Interest expense, net                                (379)         (2,521)              (405)         --      (3,305)
Other (expenses) income, net                           (1)             --                470          --         469
  Income (loss) before income taxes               $  (214)         $1,431           $  3,488     $(2,644)   $  2,061
                                              ========================================================================

Total assets as of June 30, 1998                  $33,935        $213,744            $37,726     $ 5,430    $290,835
                                              ========================================================================

--------

<F1>1 Includes costs not  identifiable  to a particular  segment such as general and administrative and certain operations support expenses.


                                              PLM INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   JUNE 30, 1999



9.   Operating Segments (continued)

                                                             Commercial       Management
                                                                and          of Investment
                                                             Industrial        Programs
                                                             Equipment         and Other
                                                              Leasing       Transportation
                                                Trailer         and            Equipment
For the six months ended June 30, 1999          Leasing      Financing          Leasing         Other<F2>2      Total
---------------------------------------
EVENUES
Lease income                                      $ 8,677        $ 10,257          $     624  $       --    $ 19,558
Fees earned                                           401             407              5,226          --       6,034
Gain (loss) on sale or disposition of
  assets, net                                         (12)          1,642                 --          --       1,630
Other                                                  --           1,113                677          --       1,790
  Total revenues                                    9,066          13,419              6,527          --      29,012
COSTS AND EXPENSES
Operations support                                  4,389           2,681                988         544       8,602
Depreciation and amortization                       3,239           3,600                223          --       7,062
General and administrative expenses                    --              --                 --       3,529       3,529
  Total costs and expenses                          7,628           6,281              1,211       4,073      19,193
Operating income (loss)                             1,438           7,138              5,316      (4,073)      9,819
Interest expense, net                              (1,188)         (4,785)            (1,058)         --      (7,031)
Other expenses, net                                    --            (974)                --        (124)     (1,098)
  Income (loss) before income taxes               $   250        $  1,379          $   4,258  $   (4,197)   $  1,690
                                              ========================================================================
Cumulative effect of accounting change,
  net of tax of $165                              $    --        $    236          $     --   $      --     $    236
                                              ========================================================================

Total assets as of June 30, 1999                  $73,260        $175,855          $  34,034  $    8,954    $292,103
                                              ========================================================================

                                                             Commercial       Management
                                                                and          of Investment
                                                             Industrial        Programs
                                                             Equipment         and Other
                                                              Leasing       Transportation
                                                Trailer         and            Equipment
For the six months ended June 30, 1998          Leasing      Financing          Leasing         Other<F2>2      Total
---------------------------------------
REVENUES
Lease income                                      $ 3,433        $  9,980          $   1,625  $       --    $ 15,038
Fees earned                                           515             804              6,672          --       7,991
Gain on sale or disposition of assets, net             73           1,086              1,136          --       2,295
Other                                                   3             628              1,897          --       2,528
  Total revenues                                    4,024          12,498             11,330          --      27,852
COSTS AND EXPENSES
Operations support                                  1,942           2,024              3,831         669       8,466
Depreciation and amortization                       1,527           3,633                887          --       6,047
General and administrative expenses                    --              --                 --       4,171       4,171
  Total costs and expenses                          3,469           5,657              4,718       4,840      18,684
Operating income (loss)                               555           6,841              6,612      (4,840)      9,168
Interest expense, net                                (682)         (4,548)              (750)         --      (5,980)
Other (expenses) income, net                           (1)             --                464          --         463
  Income (loss) before income taxes               $  (128)         $2,293          $   6,326  $  (4,840)    $  3,651
                                              ========================================================================

Total assets as of June 30, 1998                  $33,935        $213,744          $  37,7    $   5,430     $290,835
                                              ========================================================================

<F2>2 Includes costs not  identifiable  to a particular  segment such as general and administrative and certain operations support expenses.


10.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that an initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs

                                              PLM INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   JUNE 30, 1999



10.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX (CONTINUED)

AFG. This charge had an effect of reducing basic earnings per weighted-average common share and diluted earnings per weighted-average common share by $0.03 for the six months ended June 30, 1999.

11.      STOCK OFFERING

During 1998, AFG filed a registration statement with the U.S. Securities and Exchange Commission for the purpose of undertaking an initial public offering of common stock. During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering. As a result of this decision, the Company wrote off $1.0 million of costs related to the proposed initial public offering during 1999, which is included in other expenses, net, on the consolidated statements of income. The Company has engaged an investment banking firm to pursue the sale of AFG.

12.      SUBSEQUENT EVENTS

On July 1, 1999, the Company, through its wholly-owned subsidiary, TEC Acquisub, Inc., purchased $4.6 million in marine containers, which the Company plans to sell to affiliated programs. TEC Acquisub, Inc. borrowed $3.6 million on its short-term warehouse credit facility to partially fund the purchase.

On July 1, 1999, the Company borrowed $1.4 million under its $15.0 million credit facility loan agreement, increasing the total borrowings outstanding on the facility to $6.2 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRAILER LEASING

The Company operates twenty trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. One facility operates only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to this facility plus another two locations that will be established in 1999. To date in 1999, the Company has opened three new refrigerated trailer yards. The Company intends to continue to increase its trailer fleet with new or late-model used refrigerated trailers which will be placed in existing yards and new facilities to be opened in additional geographical markets.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING

The Company funds and manages long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements are entered into with predominantly investment-grade lessees and serve as the basis for marketing efforts. The underlying assets represent a broad range of commercial and industrial equipment, such as point-of-sale, materials handling, computer and peripheral, manufacturing, general-purpose plant and warehouse, communications, medical, and construction and mining equipment. Through AFG, the Company is also engaged in the management of institutional programs for which it receives management fees. In previous years, the Company acquired equipment for the institutional programs for which it earned acquisition fees, but the Company does not anticipate acquiring equipment for the institutional programs in the future. The Company also earns syndication fees for arranging purchases and sales of equipment between other unaffiliated third parties.

During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG. The Company has engaged an investment banking firm to pursue the sale of AFG.

MANAGEMENT OF INVESTMENT PROGRAMS AND OTHER TRANSPORTATION EQUIPMENT LEASING

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

In 1996, the Company announced the suspension of public syndication of equipment leasing programs with the close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees, will be reduced in the future as the older programs liquidate and the managed equipment portfolio for these programs becomes permanently reduced.

The Company will occasionally own transportation equipment prior to sale to affiliated programs. During this period, the Company earns lease revenue and incurs interest expense.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                       For the Three Months
                                                                                          Ended June 30,
                                                                                1999                        1998
                                                                                -----------------------------------
                                                                                          (in thousands dollars)


Operating lease income                                                      $  7,573                     $   5,452
Finance lease income                                                           2,736                         3,042
Management fees                                                                2,271                         2,535
Partnership interests and other fees                                              26                           357
Acquisition and lease negotiation fees                                           618                         1,184
Gain on the sale or disposition of assets, net                                 1,317                         1,533
Aircraft brokerage and services                                                   --                           362
Other                                                                            864                           843
                                                                    ---------------------------------------------------
  Total revenues                                                            $ 15,405                     $  15,308


The fluctuations in revenues for the three months ended June 30, 1999, compared to the same quarter in 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                                       For the Three Months
                                                                                           Ended June 30,
                                                                                1999                        1998
                                                                    --------------------------------------------
                                                                                      (in thousands of dollars)


Refrigerated and dry van over-the-road trailers                             $  4,986                     $   1,854
Commercial and industrial equipment                                            2,155                         2,686
Lease income from assets held for sale                                           408                           284
Intermodal trailers                                                               --                           590
Other                                                                             24                            38
                                                                    ---------------------------------------------------


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $2.1 million during the second quarter of 1999, compared to the same quarter of 1998, due to the following:

(a) A $3.1 million increase in operating lease income was generated from refrigerated and dry van trailer equipment of which approximately $2.8 million was due to an increase in the amount of these types of equipment owned and on operating lease, and approximately $0.3 million was due to higher utilization. For the quarter ended June 30, 1999, the average investment in refrigerated and dry van trailer equipment was $78.8 million, compared to $39.2 million for the second quarter of 1998.

(b) A $0.1 million increase in operating lease income was generated from assets held for sale. During the second quarter of 1999, the Company owned $6.8 million in marine containers that were sold on June 30, 1999 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.4 million in operating lease income on these marine containers during the second quarter of 1999. During the second quarter of 1998, the Company purchased a 100% interest in an entity owning a marine vessel that generated $0.3 million in operating lease income. The Company sold 85.3% of its interest in the entity that owned the marine vessel, at cost which approximated the fair market value, to an affiliated program during the second quarter of 1998.

These increases in operating lease income were partially offset by the following:

(a) A $0.6 million decrease in operating lease income from intermodal trailers resulted from the sale of all of the Company's intermodal trailers during August 1998.

(b) A $0.5 million decrease in operating lease income from commercial and industrial equipment was due to a decrease in the amount of these types of equipment owned and on operating lease.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income decreased $0.3 million in the second quarter of 1999, compared to the same quarter in 1998, due to a decrease in commercial and industrial assets that were on finance lease. For the quarter ended June 30, 1999, the average investment in direct finance leases was $136.4 million, compared to $150.1 million for the second quarter of 1998.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.3 million for the quarter ended June 30, 1999 and were $2.5 million for the quarter ended June 30, 1998. The lower management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

The Company also earns management fees from the institutional programs managed by the Company's AFG subsidiary. During both the quarters ended June 30, 1999 and 1998, management fees for the institutional programs were $0.2 million, and were included in the above amounts. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs. As a result, management fees from the institutional programs are expected to decrease in the future as equipment is sold from the existing portfolios and not replaced.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.4 million for the quarter ended June 30, 1999 and were $0.5 million for the quarter ended June 30, 1998. In addition, a decrease in the Company's residual interests in the programs was recorded as $0.4 million during the quarter ended June 30, 1999 and as $0.1 million during the quarter ended June 30, 1998. The decrease in net earnings and distribution levels and residual interests in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended June 30, 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $29.9 million. The Company did not take acquisition and lease negotiation fees on $16.6 million of this equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. This is compared to the Company's purchase of $17.4 million in transportation and other equipment during the quarter ended June 30, 1998, resulting in a $0.4 million decrease in acquisition and lease negotiation fees.

During the quarter ended June 30, 1999, no equipment was purchased by AFG for the institutional investment programs, compared to $8.1 million for the same quarter in 1998, resulting in a $0.2 million comparative decrease in acquisition and lease negotiation fees. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

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

GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the quarter ended June 30, 1999, the Company recorded a $1.3 million gain on the sale or disposition of commercial and industrial equipment. During the quarter ended June 30, 1998, the Company recorded a $1.5 million gain on the sale or disposition of assets. Of this gain, $0.6 million resulted from the sale or disposition of transportation equipment and $0.9 million related to the sale of commercial and industrial equipment.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $0.4 million during the quarter ended June 30, 1999, compared to the same quarter of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

COSTS AND EXPENSES

                                            For the Three Months
                                                Ended June 30,
                                       1999                         1998
                                        ---------------------------------------
                                          (in thousands of dollars)


Operations support                    $    4,771               $    4,657
Depreciation and amortization              3,663                    3,497
General and administrative                 2,045                    2,257
                                      ------------------------------------------
  Total costs and expenses            $   10,479               $   10,411

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.1 million (2%) for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. Operations support expense related to the trailer leasing segment increased $1.4 million due to the expansion of PLM Rental, with the addition of ten rental yards and new trailers to existing yards. Operations support expense related to the commercial and industrial equipment leasing and financing segment increased $0.5 million due to an increase in compensation and benefits expenses which resulted from a new bonus program initiated in 1999 to retain AFG employees during AFG's potential sale and increased staffing. These increases were partially offset by a $1.8 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses related mainly to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $0.2 million (5%) for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. The increase resulted from an increase in refrigerated trailer equipment on operating lease, which was partially offset by the reduction in depreciable commercial and industrial equipment and intermodal trailers and other equipment (discussed in the operating lease income section).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.2 million (9%) during the quarter ended June 30, 1999, compared to the same quarter in 1998, primarily due to a $0.1 million decrease in compensation and benefits expenses, a $0.2 million decrease in sublease commissions, and a $0.1 million decrease in travel and entertainment expenses, partially offset by a $0.2 million increase in legal expenses related to the potential sale of AFG.

OTHER INCOME AND EXPENSES

                                                  For the Three Months
                                                     Ended June 30,
                                          1999                         1998
                                         --------------------------------------
                                                (in thousands of dollars)


Interest expense                         $   (3,822)          $    (3,604)
Interest income                                 233                   299
Other (expenses) income, net                   (150)                  469


INTEREST EXPENSE:

Interest expense increased $0.2 million (6%) during the quarter ended June 30, 1999, compared to the same quarter in 1998, related to the trailer leasing segment, due to an increase in borrowings to fund trailer purchases.

INTEREST INCOME:

Interest income decreased $0.1 million (22%) during the quarter ended June 30, 1999, compared to the same quarter of 1998, as a result of lower average cash balances during the quarter ended June 30, 1999, compared to the same quarter of 1998.

OTHER (EXPENSES) INCOME, NET:

Other expenses of $0.2 million for the quarter ended June 30, 1999 are mainly related to the settlement of a lawsuit. During the second quarter of 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded an expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 7).

PROVISION FOR INCOME TAXES:

For the three months ended June 30, 1999, the provision for income taxes was $0.5 million, representing an effective rate of 39%. For the three months ended June 30, 1998, the provision for income taxes was $0.9 million, representing an effective rate of 42%.

NET INCOME

As a result of the foregoing, for the three months ended June 30, 1999, net income was $0.7 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.09. For the same quarter in 1998, net income was $1.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.14.

COMPARISON OF THE COMPANY'S OPERATING RESUTLS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                   1999                       1998
                                                                    --------------------------------------------
                                                                                       (in thousands of dollars)
Operating lease income                                                    $   13,670                   $    9,344
Finance lease income                                                           5,888                        5,694
Management fees                                                                4,639                        5,099
Partnership interests and other fees                                             316                          681
Acquisition and lease negotiation fees                                         1,079                        2,211
Gain on the sale or disposition of assets, net                                 1,630                        2,295
Aircraft brokerage and services                                                   --                          886
Other                                                                          1,790                        1,642
                                                                    ----------------------------------------------
  Total revenues                                                          $   29,012                   $   27,852


The fluctuations in revenues for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                                       For the Six Months
                                                                                           Ended June 30,
                                                                                  1999                       1998
                                                                    --------------------------------------------
                                                                                      (in thousands of dollars)


Refrigerated and dry van over-the-road trailers                        $       8,677                 $       3,432
Commercial and industrial equipment                                            4,380                         4,299
Lease income from assets held for sale                                           587                           284
Intermodal trailers                                                               --                         1,179
Other                                                                             26                           150
                                                                    ---------------------------------------------------
  Total operating lease income                                         $      13,670                 $       9,344


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $4.3 million during the six months ended June 30, 1999, compared to the same period of 1998, due to the following:

(a) A $5.2 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, of which approximately $4.6 million was due to an increase in the amount of these types of equipment owned and on operating lease, and approximately $0.6 million was due to higher utilization. For the six months ended June 30, 1999, the average investment in refrigerated and dry van trailer equipment was $75.0 million, compared to $37.7 million for the same period of 1998.

(b) A $0.1 million increase in operating lease income was generated from commercial and industrial equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

(c) A $0.3 million increase in operating lease income was generated from assets held for sale. During the six months ended June 30, 1999, the Company owned $13.8 million in marine containers that were sold to affiliated programs at cost, which approximated their fair market value. The Company earned $0.6 million in operating lease income on these marine containers during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company owned a 100% interest in an entity owning a marine vessel that generated $0.3 million in operating lease income. The Company sold 85.3% of its interest in the entity that owned the marine vessel at cost, which approximated fair market value, to an affiliated program during the second quarter of 1998.

These increases in operating lease income were partially offset by the following:

(a) A $1.2 million decrease in operating lease income from intermodal trailers was due to the sale of all of the Company's intermodal trailers during August 1998.

(b) A $0.1 million decrease in other operating lease income was due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income increased $0.2 million in the six months ended June 30, 1999, compared to the same period in 1998, due to an increase in commercial and industrial assets that were on finance lease. For the six months ended June 30, 1999, the average investment in direct finance leases was $137.9 million, compared to $134.4 million for the same period of 1998.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $4.6 million and $5.1 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

The Company also earns management fees from the institutional programs managed by the Company's AFG subsidiary. During both the six months ended June 30, 1999 and 1998, management fees for the institutional programs were $0.4 million, and were included in the above amounts. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs. As a result, management fees from the institutional programs are expected to decrease in the future as equipment is sold from the existing portfolios and not replaced.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.8 million for the six months ended June 30, 1999 and $1.0 million for the six months ended June 30, 1998. In addition, a decrease in the Company's residual interests in the programs was recorded as $0.5 million during the six months ended June 30, 1999 and $0.3 million during the six months ended June 30, 1998. The decrease in net earnings and distribution levels and residual interests in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the six months ended June 30, 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment for approximately $37.1 million. The Company did not take acquisition and lease negotiation fees on $16.6 million of this equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. This is compared to the Company's purchase of $32.9 million in transportation and other equipment during the six months ended June 30, 1998, resulting in a $0.7 million decrease in acquisition and lease negotiation fees.

During the six months ended June 30, 1999, no equipment was purchased by AFG for the institutional investment programs, compared to $14.1 million for the same period in 1998, resulting in a $0.4 million decrease in acquisition and lease negotiation fees. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

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

GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the six months ended June 30, 1999, the Company recorded a $1.6 million gain on the sale or disposition of commercial and industrial equipment. During the six months ended June 30, 1998, the Company recorded a $2.3 million gain on the sale or disposition of assets. Of this gain, $0.8 million resulted from the sale or disposition of previously leased transportation equipment and $1.0 million related to the sale of commercial and industrial equipment. Also during the six months ended June 30, 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $0.9 million during the six months ended June 30, 1999, compared to the same period of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

OTHER REVENUE:

Other revenue increased $0.1 million during the six months ended June 30, 1999, compared to the same period of 1998, due to a $0.5 million increase in financing income earned on loans made by AFG. The increase in revenue was partially offset by a $0.2 million decrease in brokerage fees earned by AFG and a $0.2 million decrease in other revenues.

COSTS AND EXPENSES

                                                                                       For the Six Months
                                                                                           Ended June 30,
                                                                                1999                     1998
                                                                                ----------------------------------------
                                                                                      (in thousands of dollars)


Operations support                                                             $     8,602                   $     8,466
Depreciation and amortization                                                        7,062                         6,047
General and administrative                                                           3,529                         4,171
                                                                       ---------------------------------------------------
  Total costs and expenses                                                     $    19,193                   $    18,684

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.1 million (2%) for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Operations support expense related to the trailer leasing segment increased $2.4 million due to the expansion of PLM Rental, with the addition of ten rental yards and new trailers to existing yards. Operations support expense related to the commercial and industrial equipment leasing and financing segment increased $0.7 million due to an increase in compensation and benefits expenses resulting from the expansion of the commercial and industrial equipment lease portfolio, and a new bonus program initiated in 1999 to retain AFG employees during AFG's potential sale. These increases were partially offset by a $3.0 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses related mainly to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $1.0 million (17%) for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase resulted from an increase in refrigerated trailer equipment on operating lease, which was partially offset by a reduction in depreciable intermodal trailers and other equipment (discussed in the operating lease income section).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.6 million (15%) during the six months ended June 30, 1999, compared to the same period in 1998, primarily due to a $0.3 million decrease in compensation and benefits expenses; a $0.2 million decrease in rent and office-related expenses; a $0.1 million decrease in travel and entertainment expenses; and a $0.2 million decrease in sublease commissions. This decrease in expenses was partially offset by a $0.2 million increase in legal expenses related to the potential sale of AFG.

OTHER INCOME AND EXPENSES

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                              1999                      1998
                                                                   -------------------------------------------
                                                                                (in thousands of dollars)


Interest expense                                                            $   (7,507)          $    (6,674)
Interest income                                                                    476                   694
Other (expenses) income, net                                                    (1,098)                  463


INTEREST EXPENSE:

Interest expense increased $0.8 million (12%) during the six months ended June 30, 1999, compared to the same period in 1998. Interest expense related to the trailer leasing segment increased $0.5 million due to an increase in borrowings to fund trailer purchases. Interest expense related to the commercial and industrial equipment leasing and financing segment increased $0.3 due to an increase in borrowings to fund commercial and industrial equipment purchases.

INTEREST INCOME:

Interest income decreased $0.2 million (31%) during the six months ended June 30, 1999, compared to the same period of 1998, as a result of lower average cash balances during the six months ended June 30, 1999, compared to the same period of 1998.

OTHER (EXPENSES) INCOME, NET:

Other expenses of $1.1 million for the six months ended June 30, 1999 represent $1.0 million in expense related to the proposed initial public offering of the Company's AFG subsidiary (during the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore wrote off all associated offering costs), and $0.1 million in expense related to the settlement of a lawsuit. During the six months ended June 30, 1998, the Company recorded other income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 7).

PROVISION FOR INCOME TAXES:

For the six months ended June 30, 1999, the provision for income taxes was $0.7 million, representing an effective rate of 40%. For the six months ended June 30, 1998, the provision for income taxes was $1.5 million, representing an effective rate of 40%.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MET OF TAX:

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that an initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of AFG.

NET INCOME

As a result of the foregoing, for the six months ended June 30, 1999, net income was $0.8 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.10 and $0.09, respectively. For the same period in 1998, net income was $2.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.26.


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

DEBT FINANCING:

NONRECOURSE SECURITIZED DEBT: The Company has available a nonrecourse debt facility for up to $150.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms of one to seven years. The facility is available for a one-year period expiring October 12, 1999. Repayment of the facility matches the terms of the underlying leases. The Company believes that it will be able to renew this facility on substantially the same terms upon its expiration and increase its borrowing capacity as needed. As of June 30, 1999, $101.9 million in borrowings was outstanding under this facility. As of July 26 , 1999, $99.4 million in borrowings was outstanding under this facility.

In addition to the $150.0 million nonrecourse debt facility discussed above, as of June 30, 1999 and July 26, 1999, the Company had $6.0 million in nonrecourse notes payable, secured by direct finance leases on commercial and industrial equipment at AFG, which have terms corresponding to the note repayment schedule that began April 1998 and ends March 2001. The notes bear interest from 8.32% to 9.5% per annum.

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

This facility is shared with EGF VI, PLM Equipment Growth & Income Fund VII (EGF
VII), and Fund I. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets purchased by the Company. The Company can hold assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. As of June 30, 1999, the Company had $10.4 million of outstanding borrowings under this facility, and there were no borrowings outstanding under this facility by any other eligible borrowers. As of July 26, 1999, the Company had $15.5 million of outstanding borrowings under this facility, and there were no borrowings outstanding under this facility by any other eligible borrowers.

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

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may by outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. As of June 30, 1999, the Company had $22.9 million outstanding under this facility. As of July 26 , 1999, the Company had $23.1 million outstanding under this facility.

SENIOR SECURED NOTES: The Company's senior secured notes agreement, which had an outstanding balance of $24.4 million as of June 30, 1999 and July 26 , 1999, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

SENIOR SECURED LOAN: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $11.8 million as of June 30, 1999 and July 26, 1999, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of June 30, 1999, the cash collateral balance for this loan was $49,000 and is included in restricted cash and cash equivalents on the Company's balance sheet. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001.

OTHER SECURED DEBT: As of June 30, 1999, the Company had $12.5 million in other secured debt, bearing interest from 5.35% to 5.55%, with payments of $0.2 million due monthly in advance, beginning December 1998, and a final payment of $3.3 million due November 2005. The debt is secured by certain trailer equipment.

In April 1999, the Company entered into a $5.0 million secured debt agreement bearing interest at 6.20%, with payments of $0.1 million due monthly beginning April 1999, and a final payment of $1.3 million due April 2006. As of June 30, 1999, the Company had $4.9 million in borrowings under this debt agreement. The debt is secured by certain trailer equipment. The Company intends to use this type of debt to finance the purchase of new trailers in the future, as this financing provides for favorable financing terms in exchange for beneficial tax treatment in these secured trailers to the lenders.

In May 6, 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of June 30, 1999, the Company had borrowed $4.8 million under this facility. Payments of $0.1 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006. The facility is secured by certain trailer equipment.

INYRTRDY-RATE SWAP CONTRACTS: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of June 30, 1999, the swap agreements had a weighted-average duration of 1.43 years, corresponding to the terms of the related debt. As of June 30, 1999, a notional amount of $98.4 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.47% on such obligations. For the six months ended June 30, 1999, interest expense increased by $0.5 million due to these arrangements.

TRAILER LEASING:

The Company operates twenty trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. One facility operates only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to this facility plus another two locations that will be established in 1999. To date in 1999, the Company has opened three new refrigerated trailer yards. The Company intends to continue to increase its trailer fleet with new or late-model used refrigerated trailers which will be placed in existing yards and new facilities to be opened in additional geographical markets. During the six months ended June 30, 1999, the Company purchased $24.9 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $0.2 million for proceeds of $0.2 million. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING:

The Company earns finance lease or operating lease income for leases originated and retained by its AFG subsidiary. The funding of leases requires the Company to retain an equity interest in all leases financed through the nonrecourse securitization facility. AFG also originates loans in which it takes a security interest in the assets financed. During the six months ended June 30, 1999, the Company funded lease and loan transactions for commercial and industrial equipment with an original equipment cost of $41.6 million. During the six months ended June 30, 1999, the Company sold commercial and industrial equipment with a net book value of $33.9 million for proceeds of $35.5 million. The majority of these transactions was financed, on an interim basis, through the Company's warehouse credit facility.

In previous years, the Company acquired and serviced equipment for the institutional programs for which it earned acquisition and management fees. The Company does not believe it will be selling assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

As of June 30, 1999, the Company had committed to purchase $38.1 million of equipment for its commercial and industrial lease and finance receivables portfolio, to be held by the Company or sold to third parties, of which $5.5 million had been received by lessees and accrued for as of June 30, 1999.

From July 1, 1999 through July 26, 1999, the Company funded $4.2 million of commitments outstanding as of June 30, 1999 for its commercial and industrial lease and finance receivables portfolio.

As of July 26, 1999, the Company had committed to purchase $25.9 million of equipment for its commercial and industrial lease and finance receivables portfolio.

During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG. The Company has engaged an investment banking firm to pursue the sale of AFG.

OTHER TRANSPORTATION EQUIPMENT LEASING AND OTHER:

During the first six months of 1999, the Company purchased marine containers for $13.8 million, and sold them to affiliated programs at cost, which approximated their fair market value.

STOCK REPURCHASE PROGRAM:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of July 26 , 1999, 327,415 shares had been repurchased under this plan for a total of $2.0 million.

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

The Company has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the Company has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the Company (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Company's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested by September 30, 1999 and are expected to be compliant.

As of June 30, 1999, the Company has spent approximately $0.1 million to become Year 2000 compliant and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which third parties can address the Year 2000 problem. The Company is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Company is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The Company has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Company's equipment lease portfolio may not be Year 2000 compliant. The Company has contacted equipment manufacturers of the portion of the Company's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Company does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The Company has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Company. The Company has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance. The Company will implement a contingency plan if the Company determines that third-party noncompliance would have a material adverse effect on the Company's business, financial position, or results of operation.

The Company is currently  developing a contingency  plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenario primarily anticipates an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed. The Company is evaluating whether there are additional scenarios which have not been identified. Contingency planning will encompass strategies up to an including manual processes. The Company anticipates that these plans will be completed by September 30, 1999.

ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.



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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could in turn result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities, $4.8 million of other secured debt, and the senior secured notes are variable rate debt. The Company estimates that a 1 percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in 1999, $0.2 million in 2000, $0.1 million in 2001, $0.1 million in 2002, $31,000 in 2003, and $50,000 thereafter. The Company estimates that a 2 percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.4 million in 1999, $0.4 million in 2000, $0.3 million in 2001, $0.1 million in 2002, $0.1 million in 2003, and $0.1 million thereafter.

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

                       PART II OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

See Note 7 to the consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 27, 1999, one proposal was submitted to a vote of the Company's security holders.

Warren G. Lichtenstein and Howard M. Lorber were re-elected to the Board of Directors of the Company. The votes cast in the election were as follows:

       Nominee                           For              Votes Withheld

Warren G. Lichtenstein                6,328,238              212,597
Howard M. Lorber                      6,324,746              216,089



Directors whose terms continued after the Annual Meeting of Stockholders held on May 27, 1999 are as follows:

Class I (Terms  Expire in 2000)
Robert N. Tidball
Robert L. Witt

Class II (Terms Expire in 2001)
Randall L.-W. Caudill
Douglas P. Goodrich
Harold R. Somerset



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

10.1 $15,000,000 Facility Agreement among PLM International, Inc. and Meespierson N.V., dated May 6, 1999.

10.2 Second Amendment to PLM International, Inc. 1998 Management Stock Compensation Plan, dated May 29, 1999.

10.3 Employment Agreement among American Finance Group, Inc. and certain employees, dated January 1, 1999.

10.4 Retention Agreement among American Finance Group, Inc. and certain employees, dated April 1999.

(B)       Reports on Form 8-K

None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLM INTERNATIONAL, INC.

                                    /s/ Richard Brock
                                    --------------------------------
                                    Richard K Brock
                                    Vice President and
                                    Corporate Controller






      Date: July 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PLM INTERNATIONAL, INC.



                                                          /s/ Richard K Brock
                                                          Richard K Brock
                                                          Vice President and
                                                          Corporate Controller






          Date: July 26, 1999