Form 10-Q
period 1999-09-30
PLM INTERNATIONAL INC
filed 1999-10-29
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of October 28, 1999 - 7,982,974 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)

                                                                              For the Three Months              For the Nine Months
                                                                              Ended September 30,               Ended September 30,
                                                                              1999           1998              1999            1998
                                                                         ----------------------------------------------------------

     REVENUES
     Operating lease income                                             $   7,344      $   3,295         $  16,634       $    8,341
     Management fees                                                        1,966          2,344             6,198            7,036
     Partnership interests and other fees                                     263             61               579              742
     Acquisition and lease negotiation fees                                    --            548             1,079            2,363
     (Loss) gain on the sale or disposition of assets, net                    (29)           283               (41 )          1,492
     Aircraft brokerage and services                                           --            204                --            1,090
     Other                                                                    343            345             1,031            1,369
                                                                      --------------------------------------------------------------
       Total revenues                                                       9,887          7,080            25,480           22,433
                                                                      --------------------------------------------------------------

     COSTS AND EXPENSES
     Operations support                                                     4,121          3,160             9,943            9,505
     Depreciation and amortization                                          2,172          1,221             5,651            3,461
     General and administrative                                             1,322          2,003             4,851            6,174
                                                                      --------------------------------------------------------------
       Total costs and expenses                                             7,615          6,384            20,445           19,140
                                                                      --------------------------------------------------------------
     Operating income                                                       2,272            696             5,035            3,293

     Interest expense                                                      (1,425)          (912)           (3,862)          (2,806)
     Interest income                                                           60            376               252              838
     Other income, net                                                        700             15               577              478
                                                                      --------------------------------------------------------------
       Income before income taxes                                           1,607            175             2,002            1,803

     Provision for income taxes                                               633             68               790              703
                                                                      --------------------------------------------------------------
       Net income from continuing operations                                  974            107             1,212            1,100

     Income from discontinued operations, net of income tax                   403          1,255             1,182            2,446
                                                                      --------------------------------------------------------------

     Net income before cumulative effect of accounting change               1,377          1,362             2,394            3,546

     Cumulative effect of accounting change                                    --             --              (236)             --
                                                                      --------------------------------------------------------------
          Net income to common shares                                   $   1,377      $   1,362         $   2,158       $    3,546
                                                                      ==============================================================
     Basic earnings per weighted-average common share outstanding:
           Income from continuing operations                            $    0.12      $    0.01         $    0.15       $     0.13
           Discontinued operations                                           0.05           0.15              0.15             0.29
           Cumulative effect of accounting change                              --             --             (0.03)              --
                                                                      --------------------------------------------------------------
         Net income                                                     $    0.17      $    0.16         $    0.27       $     0.42
                                                                      ==============================================================
     Diluted earnings per weighted-average common share outstanding:
           Income from continuing operations                            $    0.12      $    0.01         $    0.15       $     0.13
           Discontinued operations                                           0.05           0.15              0.14             0.28
           Cumulative effect of accounting change                              --             --             (0.03)              --
                                                                      --------------------------------------------------------------
         Net income                                                     $    0.17      $    0.16         $    0.26       $     0.41
                                                                      ==============================================================





       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS

                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                         ----------------------------------------

  Cash and cash equivalents                                                $      2,315             $      8,786
  Receivables (net of allowance for doubtful accounts of $0.7 million as of September 30, 1999 and $0.4 million
    as of December 31, 1998)                                                      7,162                    5,003
  Receivables from affiliates                                                     3,213                    2,944
  Investment in direct finance leases, net                                        1,871                    2,082
  Net assets of discontinued operations                                          25,140                   27,342
  Equity interest in affiliates                                                  19,743                   22,588
  Assets held for sale                                                            8,004                       --
  Trailers held for operating leases                                             97,344                   63,044
    Less accumulated depreciation                                               (19,304)                 (15,516)
                                                                         -------------------------------------------
                                                                                 78,040                   47,528

  Restricted cash and cash equivalents                                            1,545                    2,261
  Other, net                                                                      3,784                    3,424
                                                                         -------------------------------------------
        Total assets                                                       $    150,817             $    121,958
                                                                         ===========================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
  Short term warehouse facility                                            $      7,600             $         --
  Senior secured notes                                                           22,559                   28,199
  Senior secured loan                                                            10,294                   14,706
  Other secured debt                                                             40,420                   13,142
  Payables and other liabilities                                                 10,457                    9,648
  Deferred income taxes                                                           8,492                    6,066
                                                                         -------------------------------------------
    Total liabilities                                                            99,822                   71,761

  Shareholders' equity:
  Common stock ($.01 par value, 50,000,000 shares
    authorized, 7,977,974 issued and outstanding as of
    September 30, 1999 and 8,159,919 as of December 31, 1998)                       112                      112
  Paid-in capital, in excess of par                                              75,057                   74,947
  Treasury stock (4,057,781 shares as of September 30, 1999
     and 3,875,836 shares as of December 31, 1998)                              (16,542)                 (15,072)
  Accumulated deficit                                                            (7,632)                  (9,790)
  ------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                 50,995                   50,197
                                                                         -------------------------------------------
        Total liabilities and shareholders' equity                         $    150,817             $    121,958
                                                                         ===========================================









                        See accompanying notes to these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        For the Year Ended December 31,
               1998 and the Nine Months Ended September 30, 1999
                           (in thousands of dollars)





                                                                                     Accumulated
                                                    Common Stock                     Deficit &
                                     -------------------------------------------
                                                   Paid-in                          Accumulated
                                                   Capital in                         Other                                Total
                                          At       Excess            Treasury     Comprehensive     Comprehensive      Shareholders'
                                          Par      of Par              Stock          Income            Income            Equity
                                     ===============================================================================================

  Balances, December 31, 1997            $ 112    $  74,650        $ (13,435)      $  (14,779)                      $     46,548

  Comprehensive income
  Net income                                                                            4,857        $   4,857             4,857
  Other comprehensive income:
    Foreign currency translation
      income                                                                              132              132               132
                                                                                                    =================
  Comprehensive income                                                                               $   4,989
                                                                                                    =================
  Exercise of stock options                             218              211                                                 429
  Common stock repurchases                                            (2,059)                                             (2,059)
  Reissuance of treasury stock                           79              211                                                 290
----------------------------------------------------------------------------------------------------                 --------------
    Balances, December 31, 1998            112       74,947          (15,072)          (9,790)                            50,197

  Comprehensive income
  Net income                                                                            2,158        $   2,158             2,158
                                                                                                    =================
  Exercise of stock options                               9              570                                                 579
  Common stock repurchases                                            (2,149)                                             (2,149)
  Reissuance of treasury stock, net                     101              109                                                 210
                                         ===========================================================                 ===============
    Balances, September 30, 1999         $ 112    $  75,057        $ (16,542)      $   (7,632)                      $     50,995
                                         ===========================================================                 ===============




















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                         For the Nine Months
                                                                                                         Ended September 30,
                                                                                                       1999               1998
                                                                                                   --------------------------------
  OPERATING ACTIVITIES
  Net income from continuing operations                                                            $    1,212          $     1,100
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                     5,651                3,461
      Foreign currency translation                                                                         --                  (80)
      Deferred income tax expense (benefit)                                                             2,426               (7,298)
      Loss (gain) on sale or disposition of assets, net                                                    41               (1,529)
      Loss on sale of investment in subsidiary                                                             --                  245
      Undistributed residual value interests                                                              716                1,032
      Minority interest in net loss of subsidiaries                                                        --                 (100)
      Increase (decrease) in payables and other liabilities                                               977               (3,669)
      (Increase) decrease in receivables and receivables from affiliates                               (2,428)               2,310
      Amortization of organization and offering costs                                                   2,129                2,129
      (Increase) decrease in other assets                                                                (266)                 883
                                                                                                 ----------------------------------
        Cash provided by (used in) operating activities of continuing operations                       10,458               (1,516)
        Cash provided by operating activities of discontinued operations                                6,095               14,777
                                                                                                 ----------------------------------
        Net cash provided by operating activities                                                      16,553               13,261
                                                                                                 ----------------------------------


  INVESTING ACTIVITIES
  Principal payments received on finance leases                                                           211                  170
  Purchase of property, plant, and equipment                                                             (512)                (182)
  Purchase of transportation equipment and capital improvements                                       (57,985)             (41,849)
  Proceeds from the sale of transportation equipment for lease                                            394                6,150
  Proceeds from the sale of assets held for sale                                                       13,801               22,366
  Sale of investment in subsidiary                                                                         --                  176
  Decrease in restricted cash and restricted cash equivalents                                             716               10,629
  Investing activities of discontinued operations                                                      12,301              (67,653)
                                                                                               ------------------------------------
        Net cash used in investing activities                                                         (31,074)             (70,193)

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facilities                                                 39,008               16,256
  Repayment of short-term warehouse credit facilities                                                 (31,408)             (16,000)
  Borrowings of senior secured notes                                                                       --                5,000
  Repayment of senior secured notes                                                                    (5,640)              (3,765)
  Repayment of senior secured loan                                                                     (4,412)              (4,412)
  Borrowings of other secured debt                                                                     28,570                  173
  Repayment of other secured debt                                                                      (1,292)                (114)
  Proceeds from exercise of stock options                                                                 579                  411
  Reissuance of treasury stock, net                                                                        42                   --
  Purchase of stock                                                                                    (2,149)              (1,017)
  Net financing activities of discontinued operations                                                 (15,248)              61,553
                                                                                                  ---------------------------------
        Net cash provided by financing activities                                                       8,050               58,085
                                                                                                  ---------------------------------

  Net (decrease) increase in cash and cash equivalents                                                 (6,471)               1,153
  Cash and cash equivalents at beginning of period                                                      8,786                5,224
                                                                                                   =================================
  Cash and cash equivalents at end of period                                                       $    2,315          $     6,377
                                                                                                   =================================

  SUPPLEMENTAL INFORMATION
  Net cash paid for interest from continuing operations                                            $    3,840          $     2,891
                                                                                                   =================================
  Net cash paid for interest from discontinued operations                                          $    7,937          $     7,280

                                                                                                   =================================
  Net cash paid for income taxes                                                                   $      212          $     1,529
                                                                                                   =================================



       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of September 30, 1999 and December 31, 1998, statements of income for the three and nine months ended September 30, 1999 and 1998, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1998 and the nine months ended September 30, 1999 and statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

2.   RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3.   DISCONTINUED OPERATIONS

In the third quarter of 1999, the Company entered into a non-binding letter of intent to sell its wholly-owned commercial and industrial leasing subsidiary American Finance Group, Inc. (AFG). Completion of the sale is expected to occur during the first quarter of 2000. Accordingly, effective with the issuance of the third quarter 1999 financial statements, AFG's results of operations and net assets have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, AFG's data was previously reported as the segment "Commercial and industrial equipment leasing and financing".

The components of amounts reflected in the income statements and balance sheets for the discontinued operations are as follows:


                                                                  For the Three Months                 For the Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                    1999          1998              1999             1998
                                                               ------------------------------------------------------------


     Income Statement
     Revenue                                                   $   6,257     $    7,843         $   19,676       $   20,342
     Costs and expenses                                           (5,617)        (5,849)           (17,741)         (16,325)
                                                               ------------------------------------------------------------
     Operating income                                                640          1,994              1,935            4,017
     Income tax                                                     (237)          (739)              (753)          (1,571)
                                                               -------------------------------------------------------------
     Net income from discontinued operations                   $     403     $    1,255         $    1,182       $    2,446
                                                               =============================================================

3.   DISCONTINUED OPERATIONS (continued)

Net assets of discontinued operations as of September 30, 1999 and December 31, 1998 are as follow:



                                                                           September 30,      December 31,
                                                                               1999              1998
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Cash and cash equivalents                                             $         360          $         --
Restricted cash                                                               8,473                 8,088
Receivables                                                                   1,337                 2,279
Investment in direct finance leases                                         118,677               143,006
Loan receivables                                                             23,445                23,493
Commercial and industrial equipment, net                                     19,638                16,689
Other assets, net                                                             1,989                 3,898
Warehouse credit facility                                                   (20,100)              (34,420)
Nonrecourse securitized debt                                               (110,679)             (111,222)
Payables and other liabilities                                               (3,450)              (12,120)
Deferred income taxes                                                       (14,550)              (12,349)
                                                                     ========================================
  Net assets of discontinued operations                               $      25,140          $     27,342
                                                                     ========================================

4.   FINANCING TRANSACTION ACTIVITIES

American Finance Group, Inc., originates and manages lease and loan transactions on primarily new commercial and industrial equipment that is financed by nonrecourse securitized debt for the Company's own account or sold to unaffiliated investors. The Company uses one of its warehouse credit facilities to finance the acquisition of these assets prior to permanent financing by nonrecourse securitized debt or sale. The majority of these transactions are accounted for as direct finance leases, while some transactions qualify as operating leases or loans.

During the nine months ended September 30, 1999, the Company funded $34.8 million in equipment that was placed on finance lease. Also during the nine months ended September 30, 1999, the Company sold equipment on finance lease with an original equipment cost of $40.5 million, resulting in a net gain of $0.4 million.

During the nine months ended September 30, 1999, the Company funded $6.1 million in loans to customers.

5.   EQUIPMENT

Equipment held for operating lease includes trailers and commercial and industrial equipment that is depreciated on the straight-line method down to the equipment's estimated salvage value.

During the nine months ended September 30, 1999, the Company funded $20.3 million in commercial and industrial equipment that was placed on operating lease. During the nine months ended September 30, 1999, the Company sold commercial and industrial equipment that was on operating lease for a net gain of $1.7 million.

During the first nine months of 1999, the Company purchased trailers for $36.2 million and sold trailers with a net book value of $0.4 million for $0.4 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less costs to sell. During the first nine months of 1999, the Company purchased marine containers for $21.8 million, and sold marine containers for $13.8 million to affiliated programs at cost, which approximated their fair market value. As of September 30, 1999, the Company held marine containers with a net book value of $8.0 million for sale to affiliated programs. As of December 31, 1998, the Company had no equipment held for sale.

6.   DEBT

The Company has warehouse  credit  facilities for PLM Financial  Services,  Inc.
(FSI) and AFG. FSI has a $24.5 million warehouse credit facility to be used to acquire assets on an interim basis prior to sale to affiliated programs or unaffiliated third parties, and to purchase trailers prior to obtaining permanent financing. FSI's facility is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. AFG has a $60.0 million warehouse credit facility to be used to acquire assets on an interim basis prior to placement in the Company's nonrecourse securitization facility or sale to unaffiliated third parties. These facilities expire on December 14, 1999. The Company believes it will be able to renew these facilities on substantially the same terms upon expiration. As of September 30, 1999, FSI and PLM Equipment Growth Fund VI had $7.6 million and $1.0 million in borrowings outstanding on the $24.5 million facility and there were no other borrowings outstanding on the facility by any of the other eligible borrowers. As of September 30, 1999, AFG had $20.1 million in borrowings outstanding on its $60.0 million facility.

The Company has available a nonrecourse securitization facility to be used to acquire assets by AFG, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that generally have terms from one to seven years. The facility allowed the Company to borrow up to $150.0 million through October 12, 1999. In October 1999, this facility was amended to extend the facility through October 10, 2000 and reduce the amount available to be borrowed to $125.0 million. Repayment of the facility matches the terms of the underlying leases. As of September 30, 1999, there were $105.5 million in borrowings under this facility. The Company is required to hedge the interest rate exposure to the Company on at least 90% of the aggregate discounted lease balance (ADLB) of those leases and loans used as collateral in its nonrecourse securitization facility. As of September 30, 1999, 90% of the ADLB had been hedged.

During the first nine months of 1999, the Company made principal payments of $2.4 million on its nonrecourse notes payable remaining. As of September 30, 1999, the Company had $5.2 million in nonrecourse notes payable. Principal and interest on the notes are due monthly beginning April 1998 through March 2001. The notes bear interest ranging from 8.32% to 9.5% per annum and are secured by direct finance leases for commercial and industrial equipment that have terms corresponding to the repayment of the notes.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of September 30, 1999, the Company had borrowed $8.6 million under this facility. Principal payments of $0.1 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006.

During the first nine months of 1999, the Company entered into four $5.0 million debt agreements bearing interest at 6.20%, 6.81%, 6.90%, and 7.05%, respectively, each with payments of $0.1 million due monthly through 2006, with a final payment of $1.3 million, $1.3 million, $1.3 million, and $1.2 million, respectively, due in 2006, secured by certain trailer equipment. In return for favorable financing terms, these agreements give beneficial tax treatment in these secured trailers to the lenders.

During the first nine months of 1999, the Company repaid $4.4 million of the senior secured loan, $5.6 million of the senior secured notes, and $1.3 million of the other secured debt, in accordance with the debt repayment schedules.

7.   SHAREHOLDERS' EQUITY

During the first nine months of 1999, the Company repurchased 359,215 shares of the Company's common stock for $2.1 million, under the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. As of September 30, 1999, 422,515 shares had been repurchased under this plan, for a total of $2.5 million.

During the nine months ended September 30, 1999, 27,486 shares were issued from treasury stock as part of the senior management bonus program (net of forfeited shares), 6,784 shares were issued from treasury stock as a stock grant, and 143,000 shares were issued for the exercise of stock options. Consequently, the total common shares outstanding decreased to 7,977,974 as of September 30, 1999 from the 8,159,919 outstanding as of December 31, 1998.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended September 30, 1999 was 8,061,551 and during the three months ended September 30, 1998 was 8,356,102. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the nine months ended September 30, 1999 was 8,097,489, and during the nine months ended September 30, 1998 was 8,358,214. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended September 30, 1999 was 8,137,547, and during the three months ended September 30, 1998 was 8,503,075. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the nine months ended September 30, 1999 was 8,204,268, and during the nine months ended September 30, 1998 was 8,518,381.

8.   LEGAL MATTERS

The Company and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Partnerships). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, and the court denied plaintiffs' motion to remand, which denial was upheld on appeal. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco,

California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnerships. The complaint (as amended in August 1997) alleges the same facts and the same nine causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices, constructive fraud, unjust enrichment, a claim for treble damages and violations of the California Securities Law of 1968.

In July 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest partnership funds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the partnerships. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The court, among other things, preliminarily approved the monetary and equitable settlements in June 1999, and set a final fairness hearing for November 16, 1999. For settlement purposes, the monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

9.   PURCHASE COMMITMENTS

As of September 30, 1999, the Company had committed to purchase $16.3 million of equipment for its commercial and industrial lease and finance receivable portfolio.

From October 1, 1999 to October 28, 1999, the Company funded $4.4 million of the commitments outstanding as of September 30, 1999 for its commercial and industrial lease and finance receivable portfolio.

As of October 28, 1999, the Company had committed to purchase $14.5 million of equipment for its commercial and industrial lease and finance receivable portfolio.

As of September 30, 1999, the Company had committed to purchase $10.0 million of marine containers. As of September 30, 1999, the Company had accrued $3.4 million for marine containers, which the Company has taken delivery of and the Company had classified these containers as assets held for sale.

10.  OPERATING SEGMENTS

The Company operates in three operating segments: trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing. The trailer leasing segment includes 22 trailer rental facilities that engage in short to mid-term operating leases of refrigerated and dry van trailers to a variety of customers and management of trailers for the investment programs. The management of investment programs and other transportation equipment leasing segment involves managing its syndicated investment programs, from which it earns fees and equity interests, and arranging short to mid-term operating leases of other transportation equipment. The commercial and industrial equipment leasing and financing segment originates finance and operating leases and loans on commercial and industrial equipment that is financed through a securitization facility, brokers equipment, and manages institutional programs owning commercial and industrial equipment. In the third quarter of 1999, the Company entered into a non-binding letter of intent to sell its wholly-owned commercial and industrial leasing subsidiary American Finance Group, Inc. (AFG). This segment is accounted for as discontinued operations. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and before allocating income taxes. The segments are managed separately because each operation requires different business strategies.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                                      Commercial       Management
                                                                        and          of Investment
                                                                      Industrial         Programs
                                                                       Equipment        and Other
                                                                        Leasing      Transportation
                                                  Trailer                and            Equipment
For the three  months ended September 30, 1999    Leasing              Financing         Leasing        Other<F1>1    Total
                                              -------------------------------------------------------------------------------
REVENUES
Lease income                                     $  7,069            $     --         $      275       $     --     $  7,344
Fees earned                                           227                  --              2,002             --        2,229
Loss on sale or disposition of assets, net            (29)                 --                 --             --          (29)
Other                                                  10                  --                333             --          343
                                              -------------------------------------------------------------------------------
  Total revenues                                    7,277                  --              2,610             --        9,887
                                              -------------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  3,365                  --                691             65        4,121
Depreciation and amortization                       2,053                  --                119             --        2,172
General and administrative expenses                    --                  --                 --          1,322        1,322
                                              ------------------------------------------------------------------------------
  Total costs and expenses                          5,418                  --                810          1,387        7,615
                                              ------------------------------------------------------------------------------
Operating income (loss)                             1,859                  --              1,800         (1,387)       2,272
Interest expense, net                                (902)                 --               (463)            --       (1,365)
Other income, net                                      --                  --                700             --          700
                                              ------------------------------------------------------------------------------
  Income (loss) before income taxes              $    957            $     --         $    2,037       $ (1,387)    $  1,607
                                              ===============================================================================

Income from discontinued operations, net of      $     --            $    403         $      --        $     --     $    403
tax
                                              ==============================================================================

Total assets as of September 30, 1999            $ 83,781            $ 25,140         $   35,084       $  6,812     $150,817
                                              ==============================================================================


                                                                      Commercial       Management
                                                                         and         of Investment
                                                                      Industrial       Programs
                                                                      Equipment         and Other
                                                                       Leasing       Transportation
                                                Trailer                 and           Equipment
For the three  months ended September 30, 1998  Leasing               Financing         Leasing       Other<F1>1      Total

                                              ------------------------------------------------------------------------------
REVENUES
Lease income                                     $  2,721            $     --         $      574       $     --     $  3,295
Fees earned                                           306                  --              2,647             --        2,953
Gain on sale or disposition of assets, net             40                  --                243             --          283
Other                                                  --                  --                549             --          549
                                              ------------------------------------------------------------------------------
  Total revenues                                    3,067                  --              4,013             --        7,080
                                              ------------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  1,205                  --              1,311            644        3,160
Depreciation and amortization                       1,014                  --                207             --        1,221
General and administrative expenses                    --                  --                 --          2,003        2,003
                                              ------------------------------------------------------------------------------
  Total costs and expenses                          2,219                  --              1,518          2,647        6,384
                                              ------------------------------------------------------------------------------
Operating income (loss)                               848                  --              2,495         (2,647)         696
Interest expense, net                                (414)                 --               (122)            --         (536)
Other income, net                                      --                  --                 15             --           15
                                              ------------------------------------------------------------------------------
  Income (loss) before income taxes              $    434            $     --         $    2,388       $ (2,647)    $    175
                                              ===============================================================================

Income from discontinued operations, net of      $     --            $  1,255         $      --        $     --     $  1,255
tax
                                              ===============================================================================

Total assets as of September 30, 1998            $ 38,692            $ 26,694         $   32,179      $   9,147     $106,712
                                              ==============================================================================

<F1> 1 Includes costs not  identifiable to a particular  segment such as general and administrative and certain operations support exprenses.


                                                                      Commercial      Management
                                                                        and         of Investment
                                                                      Industrial       Programs
                                                                      Equipment        and Other
                                                                       Leasing      Transportation
                                                   Trailer                and          Equipment
For the nine months ended September 30, 1999       Leasing            Financing        Leasing        Other<F1>2    Total
                                               -----------------------------------------------------------------------------
REVENUES
Lease income                                     $ 15,746            $     --        $      888      $     --    $ 16,634
Fees earned                                           628                  --             7,228            --       7,856
Loss on sale or disposition of assets, net            (41)                 --                --            --         (41)
Other                                                  10                  --             1,021            --       1,031
                                              -----------------------------------------------------------------------------
  Total revenues                                   16,343                  --             9,137            --      25,480
                                              -----------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  7,754                  --             1,579           610       9,943
Depreciation and amortization                       5,292                  --               359            --       5,651
General and administrative expenses                    --                  --                --         4,851       4,851
                                              -----------------------------------------------------------------------------
  Total costs and expenses                         13,046                  --             1,938         5,461      20,445
                                              -----------------------------------------------------------------------------
Operating income (loss)                             3,297                  --             7,199        (5,461)      5,035
Interest expense, net                              (2,090)                 --            (1,520)           --      (3,610)
Other income (expenses), net                           --                  --               700          (123)        577
                                              -----------------------------------------------------------------------------
  Income (loss) before income taxes              $  1,207            $     --        $    6,379      $ (5,584)   $  2,002
                                              =============================================================================

Income from discontinued operations, net of      $     --            $  1,182        $       --      $     --    $  1,182
tax
                                              =============================================================================
Cumulative effect of accounting change,
  net of tax                                     $     --            $   (236)       $       --      $     --    $   (236)
                                              =============================================================================

Total assets as of September 30, 1999            $ 83,781            $ 25,140        $   35,084      $  6,812    $150,817
                                              =============================================================================


                                                                      Commercial     Management
                                                                         and        of Investment
                                                                      Industrial      Programs
                                                                      Equipment       and Other
                                                                       Leasing     Transportation
                                                  Trailer               and           Equipment
For the nine months ended September 30, 1998      Leasing             Financing        Leasing      Other<F2>2      Total

                                              -----------------------------------------------------------------------------
REVENUES
Lease income                                     $  6,154            $     --        $    2,187      $     --    $  8,341
Fees earned                                           822                  --             9,319            --      10,141
Gain on sale or disposition of assets, net            113                  --             1,379            --       1,492
Other                                                   3                  --             2,456            --       2,459
                                              -----------------------------------------------------------------------------
  Total revenues                                    7,092                  --            15,341            --      22,433
                                              -----------------------------------------------------------------------------
COSTS AND EXPENSEs
Operations support                                  3,148                  --             5,044         1,313       9,505
Depreciation and amortization                       2,541                  --               920            --       3,461
General and administrative expenses                    --                  --                --         6,174       6,174
                                              -----------------------------------------------------------------------------
  Total costs and expenses                          5,689                  --             5,964         7,487      19,140
                                              -----------------------------------------------------------------------------
Operating income (loss)                             1,403                  --             9,377        (7,487)      3,293
Interest expense, net                              (1,096)                 --              (872)           --      (1,968)
Other income (expenses), net                           (1)                 --               479            --         478
                                              -----------------------------------------------------------------------------
  Income (loss) before income taxes              $    306            $     --        $    8,984      $ (7,487)   $  1,803
                                               =============================================================================

Income from discontinued operations, net of      $     --            $  2,446        $       --      $     --    $  2,446
tax
                                              =============================================================================

Total assets as of September 30, 1998            $ 38,692            $ 26,694        $   32,179      $  9,147    $106,712
                                              =============================================================================

<F2> 2 Includes costs not  identifiable to a particular  segment such as general and administrative and certain operations support expenses.


11. CUMULATIVE EFFECT OF ACCOUNTING CHANGE FROM DISCONTINUED OPERATIONS, NET OF TAX

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of its commercial and industrial equipment operations which is being accounted for as discontinued operations.

12.  SUBSEQUENT EVENTS

In October 1999, the Company sold $4.6 million of containers held for sale to an affiliated program at its cost, which approximated their fair market value.

In October 1999, the Company amended its nonrecourse securitization facility to extend the facility through October 10, 2000 and reduce the amount available to be borrowed under this facility to $125.0 million.

In October 1999, the Company entered into two debt agreements totaling $5.0 million bearing interest at 6.71%, with payments of $0.1 million due monthly beginning November of 1999 and a final payment of $0.8 million due November 2006, secured by certain trailer equipment. In return for favorable financing terms, these agreements give beneficial tax treatment in these secured trailers to the lenders.

On October 26, 1999, the Company agreed to sell its wholly -owned subsidiary, American Finance Group, Inc., for approximately $29 million in cash to Guaranty Federal Bank, subject to closing adjustments which are not expected to be material. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRAILER LEASING

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. In 1999, the Company has opened three new refrigerated trailer yards.

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

In the third quarter of 1999, the Company entered into a non-binding letter of intent to sell its wholly-owned commercial and industrial leasing subsidiary American Finance Group, Inc. (AFG).

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                For the Three Months
                                                                                 Ended September 30,
                                                                              1999              1998
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Operating lease income                                                $     7,344         $      3,295
Management fees                                                             1,966                2,344
Partnership interests and other fees                                          263                   61
Acquisition and lease negotiation fees                                         --                  548
(Loss) gain on the sale or disposition of assets, net                         (29)                 283
Aircraft brokerage and services                                                --                  204
Other                                                                         343                  345
                                                                     -----------------------------------------
  Total revenues                                                      $     9,887         $      7,080

The fluctuations in revenues for the three months ended September 30, 1999, compared to the same quarter in 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                               For the Three Months
                                                                                Ended September 30,
                                                                             1999                  1998
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Refrigerated and dry van over-the-road trailers                       $     7,069             $      2,721
Lease income from assets held for sale                                        263                      128
Intermodal trailers                                                            --                      451
Other                                                                          12                       (5)
                                                                     -----------------------------------------
  Total operating lease income                                        $     7,344             $      3,295

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $4.0 million during the third quarter of 1999, compared to the same quarter of 1998, due to the following:

(a) A $4.3 million increase in operating lease income was generated from refrigerated and dry van trailer equipment, of which $3.9 million was due to an increase in the amount of these types of equipment owned and on operating lease, and $0.4 million was due to higher utilization. For the quarter ended September 30, 1999, the average investment in refrigerated and dry van trailer equipment was $92.1 million, compared to $44.7 million for the third quarter of 1998.

(b) A $0.1 million increase in operating lease income generated from assets held for sale. During the third quarter of 1999, the Company owned marine containers, which generated $0.3 million in operating lease income. As of September 30, 1999, these marine containers are held for sale. During the third quarter of 1998, the Company owned a 14.7% interest in an entity owning a marine vessel that generated $0.1 million in operating lease income. The Company sold its interest in the entity that owned the marine vessel, at cost, which approximated the fair market value, to an affiliated program during the third quarter of 1998.

These increases in operating lease income were partially offset by a $0.5 million decrease in operating lease income from intermodal trailers due to the sale of all of the Company's intermodal trailers during August 1998.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.0 million and $2.3 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $0.3 million and $0.5 million for the quarters ended September 30, 1999 and 1998, respectively. In addition, a decrease of $0.1 million and $0.4 million in the Company's residual interests in the programs was recorded during the quarters ended September 30, 1999 and 1998, respectively. The decrease in net earnings and distribution levels and residual interests in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended September 30, 1999, the Company did not purchase any equipment on behalf of the EGF programs and no acquisition and lease negotiation fees were recorded. This is compared to the Company's purchase of $10.0 million in transportation and other equipment during the quarter ended September 30, 1998, resulting in a $0.5 million decrease in acquisition and lease negotiation fees.

Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996 and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

(LOSS) GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the quarter ended September 30, 1999, the Company recorded $29,000 in loss on the sale or disposition of transportation equipment with a net book value of $0.2 million for proceeds of $0.2 million. During the quarter ended September 30, 1998, the Company recorded $0.3 million in gain on the sale or disposition of assets with a net book value of $5.2 million for proceeds of $5.5 million.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $0.2 million during the quarter ended September 30, 1999, compared to the same quarter of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

COSTS AND EXPENSES

                                              For the Three Months
                                               Ended September 30,
                                            1999                      1998
                                      -----------------------------------------
                                             (in thousands of dollars)

Operations support                      $     4,121             $      3,160
Depreciation and amortization                 2,172                    1,221
General and administrative                    1,322                    2,003
                                      -----------------------------------------
  Total costs and expenses              $     7,615             $      6,384

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $1.0 million (30%) for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. Operations support expenses related to the trailer leasing segment increased $2.2 million due to the expansion of its trailer rental operations. This increase was offset by a $1.2 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $1.0 million (78%) for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. The increase resulted from an increase in depreciation for refrigerated trailer equipment on operating lease.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses decreased $0.7 million (34%) during the quarter ended September 30, 1999, compared to the same quarter in 1998, primarily due to a $0.4 million decrease in compensation and benefits expenses due to a decrease in staffing, $0.2 million decrease in professional services, and $0.1 million decrease in rent and office related expenses due to a decrease in staffing and office space requirements.

OTHER INCOME AND EXPENSES

                                    For the Three Months
                                      Ended September 30,
                                     1999                    1998
                              -----------------------------------------
                                  (in thousands of dollars)

Interest expense              $    (1,425)            $      (912)
Interest income                        60                     376
Other income, net                     700                      15

INTEREST EXPENSE:

Interest expense increased $0.5 million (56%) during the quarter ended September 30, 1999, compared to the same quarter in 1998, due to an increase in borrowings to fund trailer purchases.

INTEREST INCOME:

Interest income decreased $0.3 million (84%) during the quarter ended September 30, 1999, compared to the same quarter of 1998, as a result of lower average cash balances during the quarter ended September 30, 1999, compared to the same quarter of 1998.

OTHER INCOME, NET:

Other income of $0.7 million for the quarter ended September 30, 1999 represents mileage income received from the railroads.

PROVISION FOR INCOME TAXES:

For the three months ended September 30, 1999, the provision for income taxes was $0.6 million, representing an effective rate of 39%. For the three months ended September 30, 1998, the provision for income taxes was $0.1 million, representing an effective rate of 39%.

NET INCOME FROM DISCONTINUED OPERATIONS:

Net income from discontinued operations was $0.4 million for the three months ended September 30, 1999 compared to $1.3 million for the three months ended September 30, 1998. Income from discontinued operations for the three months ended September 30, 1999 and 1998 included revenues of $6.3 million and $7.8 million, respectively.

Operating lease income from discontinued operations increased to $2.4 million for the three months ended September 30, 1999, compared to $2.1 million for the same period of 1998 which resulted from an increase in the amount of commercial and industrial equipment owned and on operating lease. Finance lease income decreased to $2.7 million for the three months ended September 30, 1999 compared to $3.5 million for the same period of 1998 which resulted from a decrease in commercial and industrial equipment that were on finance lease.

Acquisition and lease negotiation fees from discontinued operations decreased $0.3 million during the third quarter of 1999 compared to the same quarter of 1998 due to no equipment being purchased by AFG for the institutional investment programs during the third quarter of 1999, compared to $11.9 million for the same quarter of 1998 for which the Company earned $0.3 million in acquisition and lease negotiation fees.

During the third quarter of 1999, AFG recorded a $0.5 million gain on the sale or disposition of commercial and industrial equipment, compared to $1.0 million for the same quarter of 1998.

Depreciation and amortization expense from discontinued operations increased to $2.1 million for the three months ended September 30, 1999, compared to $1.6 million for the same quarter of 1998 due to an increase in commercial and industrial equipment on operating lease. Interest expenses decreased to $2.3 million for the three months ended September 30, 1999 compared to $3.1 million for the same period of 1998 due to lower average debt outstanding during the three months ended September 30, 1999, compared to the same period in 1998.

NET INCOME

As a result of the foregoing, for the three months ended September 30, 1999, net income was $1.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.17. For the same quarter in 1998, net income was $1.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.16.

Comparison of the Company's Operating Results for the Nine Months Ended September 30, 1999 and 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                     For the Nine Months
                                                      Ended September 30,
                                                     1999                 1998
                                            ------------------------------------
                                                     (in thousands of dollars)


Operating lease income                    $    16,634             $      8,341
Management fees                                 6,198                    7,036
Partnership interests and other fees              579                      742
Acquisition and lease negotiation fees          1,079                    2,363
(Loss) gain on the sale or disposition of
assets, net                                       (41)                   1,492
Aircraft brokerage and services                    --                    1,090
Other                                           1,031                    1,369
                                      -----------------------------------------
  Total revenues                          $    25,480             $     22,433

The fluctuations in revenues for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                          For the Nine Months
                                                          Ended September 30,
                                                       1999                      1998
                                                 -----------------------------------------
                                                         (in thousands of dollars)

Refrigerated and dry van over-the-road trailers  $    15,746             $      6,153
Lease income from assets held for sale                   850                      412
Intermodal trailers                                       --                    1,630
Other                                                     38                      146
                                                 -----------------------------------------
  Total operating lease income                   $    16,634             $      8,341

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $8.3 million during the nine months ended September 30, 1999, compared to the same period of 1998, due to the following:

(a) A $9.6 million increase in operating lease income was generated from refrigerated and dry van trailer equipment of which $7.0 million was due to an increase in the amount of these types of equipment owned and on operating lease, and $2.6 million was due to higher utilization. For the nine months ended September 30, 1999, the average investment in refrigerated and dry van trailer equipment was $80.1 million, compared to $42.1 million for the same period of 1998.

(b) A $0.4 million increase in operating lease income was generated from assets held for sale. During the nine months ended September 30, 1999, the Company purchased $21.8 million in marine containers and sold $13.8 million to affiliated programs at cost, which approximated their fair market value. The Company earned $0.9 million in operating lease income on these marine containers during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company owned an entity owning a marine vessel that generated $0.4 million in operating lease income. The Company sold its interest in the entity that owned the marine vessel at cost, which approximated fair market value, to an affiliated program during 1998.

These increases in operating lease income were partially offset by the following:

(a) A $1.6 million decrease in operating lease income from intermodal trailers due to the sale of all of the Company's intermodal trailers in 1998.

(b) A $0.1 million decrease in other operating lease income was due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $6.2 million and $7.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.1 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. In addition, a decrease of $0.6 million and $0.8 million in the Company's residual interests in the programs was recorded during the nine months ended September 30, 1999 and 1998, respectively. The decrease in net earnings, distribution levels and residual interests in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the general partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Net decreases in the recorded residual values result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the nine months ended September 30, 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $37.1 million. The Company did not take acquisition and lease negotiation fees on $16.6 million of this equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. This is compared to the Company's purchase of $42.9 million in transportation and other equipment during the nine months ended September 30, 1998, resulting in a $1.3 million decrease in acquisition and lease negotiation fees.

Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996 and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

GAIN (LOSS) ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the nine months ended September 30, 1999, the Company recorded $41,000 in loss on the sale or disposition of transportation equipment. During the nine months ended September 30, 1998, the Company recorded $1.5 million in gain on the sale or disposition of assets. Of this gain, $0.5 million resulted from the Company purchased and subsequently sold railcars to an unaffiliated third party.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $1.1 million during the nine months ended September 30, 1999, compared to the same period of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

OTHER REVENUE:

Other revenue decreased $0.3 million during the nine months ended September 30, 1999, compared to the same period of 1998, primarily due to decreased revenue earned for providing data processing services to the affiliated programs.

COSTS AND EXPENSES

                                             For the Nine Months
                                             Ended September 30,
                                        1999                         1998
                                     -----------------------------------------
                                          (in thousands of dollars)

Operations support                    $     9,943             $      9,505
Depreciation and amortization               5,651                    3,461
General and administrative                  4,851                    6,174
                                      -----------------------------------------
  Total costs and expenses            $    20,445             $     19,140

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $0.4 million (5%) for the nine months ended September 30, 1999, compared to the same period of 1998. Operations support expense related to the trailer leasing segment increased $4.6 million due to the expansion of PLM Rental, with the addition of a total of twelve rental yards in 1998 and 1999 and new trailers to existing yards. These increases were offset by a $4.2 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $2.2 million (63%) for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase resulted from an increase in depreciation of $2.8 million from refrigerated trailer equipment on operating lease, which was partially offset by the reduction of $0.6 million in depreciation expense from intermodal trailers and other equipment.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $1.3 million (21%) during the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to a $0.7 million decrease in rent and office related expenses, a $0.5 million decrease in compensation and benefits expenses, a $0.1 million decrease in travel and entertainment expenses, a $0.1 million decrease in insurance expenses, and a $0.1 million decrease in sublease commissions. These increases were due to a decrease in staffing and office space requirements.

OTHER INCOME AND EXPENSES

                                               For the Nine Months
                                                Ended September 30,
                                               1999                1998
                                         ---------------------------------------
                                             (in thousands of dollars)

Interest expense                          $    (3,862)      $     (2,806)
Interest income                                   252                838
Other income, net                                 577                478

INTEREST EXPENSE:

Interest expense increased $1.1 million (38%) during the nine months ended September 30, 1999, compared to the same period in 1998. Interest expense related to the trailer leasing segment increased $1.0 million due to an increase in borrowings to fund trailer purchases.

INTEREST INCOME:

Interest income decreased $0.6 million (70%) during the nine months ended September 30, 1999, compared to the same period of 1998, as a result of lower average cash balances during the nine months ended September 30, 1999, compared to the same period of 1998.

OTHER INCOME, NET:

Other income of $0.6 million for the nine months ended September 30, 1999 represents $0.7 million of mileage income received from the railroads, partially offset by $0.1 million in expenses related to the settlement of a lawsuit. During the nine months ended September 30, 1998, the Company recorded other income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 8).

PROVISION FOR INCOME TAXES:

For the nine months ended September 30, 1999, the provision for income taxes was $0.8 million, representing an effective rate of 39%. For the nine months ended September 30, 1998, the provision for income taxes was $0.7 million, representing an effective rate of 39%.

NET INCOME FROM DISCONTINUED OPERATIONS:

Net income from discontinued operations was $1.2 million for the nine months ended September 30, 1999 compared to $2.4 million for the nine months ended September 30, 1998. Income from discontinued operations for the nine months ended September 30, 1999 and 1998 included revenues of $19.7 million and $20.3 million, respectively.

Operating lease income from discontinued operations increased to $6.8 million for the nine months ended September 30, 1999, compared to $6.4 million for the same period of 1998 due to an increase in the amount of commercial and industrial equipment owned and on operating lease. Finance lease income decreased to $8.6 million for the nine months ended September 30, 1999 compared to $9.2 million for the same period of 1998 due to a decrease in commercial and industrial assets that were on finance lease.

Acquisition and lease negotiation fees from discontinued operations decreased $0.7 million for the nine months ended September 30, 1999, compared to the same period of 1998 due to no equipment being purchased by AFG for the institutional investment programs during the first nine months of 1999, compared to $26.0 million for the same period of 1998, for which the Company earned $0.7 million of acquisition and lease negotiation fees.

During the first nine months of 1999 and 1998, AFG recorded $2.1 million gain on the sale or disposition of commercial and industrial equipment.

Operations support from discontinued operations increased to $4.1 million for the nine months ended September 30, 1999 compared to $3.4 million for the same period of 1998 primarily due to an increase in compensation and benefits expense resulting from a new bonus program initiated in 1999 to retain AFG employees during AFG's potential sale and increased staffing. Depreciation and amortization expenses increased to $5.7 million for the nine months ended September 30, 1999, compared to $5.4 million for the same quarter of 1998 due to an increase in the commercial and industrial equipment on operating lease.

Interest expense decreased to $7.4 million for the nine months ended September 30, 1999 compared to $7.9 million for the same period of 1998 due to lower average debt outstanding during the nine months ended September 30, 1999, compared to the same period in 1998. Other expenses of $1.0 million for the nine months ended September 30, 1999 represent the expense related to the proposed initial public offering of AFG (during the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore wrote off all associated offering costs).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of its commercial and industrial equipment operations which is being accounted for as discontinued operations.

NET INCOME

As a result of the foregoing, for the nine months ended September 30, 1999, net income was $2.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.27 and $0.26, respectively. For the same period in 1998, net income was $3.5 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.42 and $0.41, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment.

Liquidity in the remainder of 1999 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of trailer equipment leasing transactions, additional borrowings, and the potential proceeds from the sale of AFG. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the next twelve months. Future liquidity is influenced by the factors summarized below.

DEBT FINANCING:

NONRECOURSE SECURITIZED DEBT: The Company has available a nonrecourse debt facility for up to $125.0 million, secured by direct finance leases, operating leases, and loans on commercial and industrial equipment at AFG that generally have terms of one to seven years. The facility is available for a one-year period expiring October 10, 2000. Repayment of the facility matches the terms of the underlying leases. As of September 30, 1999, $105.5 million in borrowings was outstanding under this facility. As of October 28, 1999, $104.4 million in borrowings was outstanding under this facility.

In addition to the $125.0 million nonrecourse debt facility discussed above, as of September 30, 1999 and October 28, 1999, the Company also had $5.2 million and $5.0 million, respectively, in nonrecourse notes payable secured by direct finance leases on commercial and industrial equipment at AFG that have terms corresponding to the note repayment schedule that began April 1998 and ends March 2001. The notes bear interest from 8.32% to 9.5% per annum.

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

This facility is shared with EGF VI, PLM Equipment Growth & Income Fund VII (EGF
VII), and Fund I. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets purchased by the Company. The Company can hold assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. As of September 30, 1999, the Company and EGF VI had $7.6 million and $1.0 million outstanding borrowings under this facility, respectively. As of October 28, 1999, the Company had $0.9 million in borrowings outstanding under this facility, and there were no borrowings outstanding under this facility by any other eligible borrowers.

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

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may be outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. As of September 30, 1999, the Company had $20.1 million outstanding under this facility. As of October 28, 1999, the Company had $21.1 million outstanding under this facility.

SENIOR SECURED NOTES: The Company's senior secured notes agreement, which had an outstanding balance of $22.6 million as of September 30, 1999 and October 28, 1999, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

SENIOR SECURED LOAN: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $10.3 million as of September 30, 1999 and October 28, 1999, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of September 30, 1999, the cash collateral balance for this loan was $2,000 and is included in restricted cash and cash equivalents on the Company's balance sheet. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001.

OTHER SECURED DEBT: As of September 30, 1999, the Company had $31.8 million in six debt agreements, bearing interest from 5.35% to 7.05%, each with payments of $0.1 million due monthly in advance. The debt is secured by certain trailer equipment.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of September 30, 1999, the Company had borrowed $8.6 million under this facility. Payments of $0.1 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006.

INTEREST-RATE SWAP CONTRACTS: The Company has entered into interest-rate swap agreements in order to manage the interest-rate exposure associated with its nonrecourse securitized debt. As of September 30, 1999, the swap agreements had a weighted-average duration of 1.40 years, corresponding to the terms of the related debt. As of September 30, 1999, a notional amount of $94.8 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.52% on such obligations. For the nine months ended September 30, 1999, interest expense increased by $0.5 million due to these arrangements.

TRAILER LEASING:

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. In 1999, the Company has opened three new refrigerated trailer yards. During the nine months ended September 30, 1999, the Company purchased $36.2 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $0.4 million for proceeds of $0.4 million. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

OTHER TRANSPORTATION EQUIPMENT LEASING AND OTHER:

During the first nine months of 1999, the Company purchased marine containers for $21.8 million, and the Company sold $13.8 million to affiliated programs, at cost, which approximated their fair market value. In October 1999, the Company sold an additional $4.6 million of these marine containers to an affiliated program, at cost which approximated their fair value.

STOCK REPURCHASE PROGRAM:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of October 28, 1999, 422,515 shares had been repurchased under this plan for a total of $2.5 million.

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

The Company has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the Company has completed inventory, assessment, remediation, and testing stages of its Year 2000 review of its core business information systems. Specifically, the Company (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Company's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been fully tested as of September 30, 1999 and are compliant.

As of September 30, 1999, the Company has spent $0.1 million to become Year 2000
compliant  and  does  not   anticipate  any   additional   Year   2000-compliant
expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which third parties can address the Year 2000 problem. The Company is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Company is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as of medium to high relative importance were surveyed to determine Year 2000 status. The Company has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

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

The Company is currently developing a contingency plan to address the possible failure of any systems, vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenario primarily anticipates an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed. The Company is evaluating whether there are additional scenarios which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The Company anticipates that these plans will be completed by December 31, 1999.

ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair market value.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities, $8.6 million of other secured debt, and the senior secured notes are variable rate debt. The Company estimates a 1 percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in 1999, $0.1 million in 2000, $0.2 million in 2001, $0.1 million in 2002, $0.1 million in 2003, and $0.1 million thereafter. The Company estimates a 2 percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.4 million in 1999, $0.3 million in 2000, $0.3 million in 2001, $0.2 million in 2002, $0.1 million in 2003, and $0.3 million thereafter.

All of the Company's other financial assets and liabilities are at fixed rates.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

See Note 8 to the consolidated financial statements.

Item 5.  Other information

The Company has agreed to sell its wholly -owned subsidiary, American Finance Group, Inc., for approximately $29 million in cash to Guaranty Federal Bank, subject to closing adjustments which are not expected to be material. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied. A copy of the agreement relating to such sale is attached as
Exhibit 10.7.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

10.1      Severance   Agreement  among  PLM  International,   Inc.  and  certain
          employees dated August 1999.

10.2 Amendment #1 dated April 2, 1999 to Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc. dated April 2, 1999.

10.3 Master Lease Agreement among PLM International, Inc. and Associates Leasing, Inc. dated August 25, 1999.

10.4 Master Lease Agreement among PLM Rental Inc. and Fleet Capital, Inc. dated September 23, 1999.

10.5 Amendment #2 dated October 12, 1999 to Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc. dated April 2, 1999.

10.6 Master Lease Agreement among PLM Rental Inc. and US Bancorp dated September 22, 1999.

10.7 Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated October 26, 1999.

(B)  Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PLM INTERNATIONAL, INC.


                              /s/Richard K Brock
                              -------------------------
                              Richard K Brock
                              Vice President and
                              Corporate Controller






Date:     October 28, 1999