Form 10-Q/A
period 1999-09-30
PLM INTERNATIONAL INC
filed 1999-12-23
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                   FORM 10-Q/A




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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of December 22, 1999 - 7,803,995 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)

                                                                         For the Three Months               For the Nine Months
                                                                          Ended September 30,               Ended September 30,
                                                                          1999           1998              1999            1998
                                                                     -------------------------------------------------------------

 REVENUES
 Operating lease income                                              $   9,783      $   5,390         $  23,453       $   14,734
 Finance lease income                                                    2,700          3,535             8,588            9,229
 Management fees                                                         2,137          2,550             6,776            7,649
 Partnership interests and other fees                                      263             61               579              742
 Acquisition and lease negotiation fees                                     --            872             1,079            3,083
 Gain on the sale or disposition of assets, net                            429          1,308             2,059            3,603
 Aircraft brokerage and services                                            --            204                --            1,090
 Other                                                                     832          1,003             2,622            2,645
                                                                    --------------------------------------------------------------
   Total revenues                                                       16,144         14,923            45,156           42,775
                                                                    --------------------------------------------------------------

 COSTS AND EXPENSES
 Operations support                                                      5,416          4,451            14,018           12,917
 Depreciation and amortization                                           4,321          2,844            11,383            8,891
 General and administrative                                              1,322          2,003             4,851            6,174
                                                                    --------------------------------------------------------------
Total costs and expenses                                                11,059          9,298            30,252           27,982
                                                                    --------------------------------------------------------------
Operating income                                                         5,085          5,625            14,904           14,793

Interest expense                                                       (3,742)         (3,989)          (11,249)         (10,663)
Interest income                                                           204             518               680            1,212
Other income (expenses), net                                              700              15              (398)             478
                                                                    -------------------------------------------------------------
  Income before income taxes                                            2,247           2,169             3,937            5,820

Provision for income taxes                                                870             807             1,543            2,274
                                                                    -------------------------------------------------------------

Net income before cumulative effect of accounting change                1,377           1,362             2,394            3,546

Cumulative effect of accounting change                                     --              --              (236)              --
                                                                    -------------------------------------------------------------
 Net income to common shares                                         $  1,377       $   1,362         $   2,158       $    3,546
                                                                    ==============================================================

Basic earnings per weighted-average common share
 outstanding                                                         $   0.17       $    0.16         $    0.27       $     0.42
                                                                    ==============================================================

     Diluted earnings per weighted-average common share
       outstanding                                                   $   0.17       $    0.16         $    0.26       $     0.41
                                                                    ==============================================================















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)


                                     ASSETS

                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                         ----------------------------------------

Cash and cash equivalents                                                $      2,675             $      8,786
Receivables (net of allowance for doubtful accounts of $0.7
 million as of September 30, 1999 and $0.4 million
 as of December 31, 1998)                                                       8,499                    7,282
Receivables from affiliates                                                     3,213                    2,944
Investment in direct finance leases, net                                      120,548                  145,088
Loan receivable                                                                23,445                   23,493
Equity interest in affiliates                                                  19,743                   22,588
Assets held for sale                                                            8,004                       --
Trailers held for operating leases                                             97,344                   63,044
 Less accumulated depreciation                                                (19,304)                 (15,516)
                                                                         -------------------------------------------
                                                                               78,040                   47,528

Commercial and industrial equipment held for operating leases                  30,411                   24,520
 Less accumulated depreciation                                                (10,773)                  (7,831)
                                                                         -------------------------------------------
                                                                               19,638                   16,689

Restricted cash and cash equivalents                                           10,018                   10,349
 Other, net                                                                     5,773                    7,322
                                                                         -------------------------------------------
      Total assets                                                       $    299,596             $    292,069
                                                                         ===========================================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Short term warehouse facilities                                          $     27,700             $     34,420
Senior secured notes                                                           22,559                   28,199
Senior secured loan                                                            10,294                   14,706
Other secured debt                                                             40,420                   13,142
Nonrecourse securitized debt                                                  110,679                  111,222
Payables and other liabilities                                                 13,907                   21,768
Deferred income taxes                                                          23,042                   18,415
                                                                         -------------------------------------------
  Total liabilities                                                           248,601                  241,872

Shareholders' equity:
Common stock ($.01 par value, 50,000,000 shares
 authorized, 7,977,974 issued and outstanding as of
 September 30, 1999 and 8,159,919 as of December 31, 1998)                       112                      112
Paid-in capital, in excess of par                                              75,057                  74,947
Treasury stock (4,057,781 shares as of September 30, 1999
 and 3,875,836 shares as of December 31, 1998)                                (16,542)                (15,072)
Accumulated deficit                                                            (7,632)                 (9,790)
                                                                        --------------------------------------------
  Total shareholders' equity                                                   50,995                   50,197
                                                                         -------------------------------------------
  Total liabilities and shareholders' equity                             $    299,596             $    292,069
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





                                                                                     Accumulated
                                                    Common Stock                     Deficit &
                                     -------------------------------------------
                                                    Paid-in                         Accumulated
                                         At       Capital in                           Other                             Total
                                         Par       Excess            Treasury      Comprehensive     Comprehensive     Shareholders'
                                                    of Par            Stock           Income              Income          Equity
                                     -----------------------------------------------------------------------------------------------


  Balances, December 31, 1997            $ 112      $  74,650        $ (13,435)    $  (14,779)                       $     46,548

  Comprehensive income
  Net income                                                                            4,857        $   4,857              4,857
  Other comprehensive income:
    Foreign currency translation
      income                                                                              132              132                132
                                                                                                    =================
  Comprehensive income                                                                               $   4,989
                                                                                                    =================
  Exercise of stock options                               218              211                                                429
  Common stock repurchases                                              (2,059)                                            (2,059)
  Reissuance of treasury stock                             79              211                                                290
                                        ------------------------------------------------------                         ------------
    Balances, December 31, 1998            112         74,947          (15,072)        (9,790)                             50,197

  Comprehensive income
  Net income                                                                            2,158        $   2,158              2,158
                                                                                                    =================
  Exercise of stock options                                 9              570                                                579
  Common stock repurchases                                              (2,149)                                            (2,149)
  Reissuance of treasury stock, net                       101              109                                                210
                                         ----------------------------------------------------------                 --------------
    Balances, September 30, 1999         $ 112      $  75,057        $ (16,542)    $   (7,632)                       $     50,995
                                         ===========================================================                 ==============



















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                         For the Nine Months
                                                                                                          Ended September 30,
                                                                                                         1999             1998
                                                                                                   --------------------------------
  OPERATING ACTIVITIES
  Net income                                                                                       $    2,158          $     3,546
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                    11,383                8,891
      Cumulative effect of accounting change, net of tax of $165                                          236                   --
      Write off of costs associated with initial public offering of AFG                                   975                   --
      Foreign currency translation                                                                         --                  (80)
      Deferred income tax expense (benefit)                                                             4,627                2,576
      Gain on sale or disposition of assets, net                                                       (2,059)              (3,603)
      Loss on sale of investment in subsidiary                                                             --                  245
      Undistributed residual value interests                                                              716                1,032
      Minority interest in net loss of subsidiaries                                                        --                 (100)
      Increase (decrease) in payables and other liabilities                                            (1,643)              (3,351)
      (Increase) decrease in receivables and receivables from affiliates                               (1,486)               1,555
      Amortization of organization and offering costs                                                   2,129                2,129
      (Increase) decrease in other assets                                                                (124)                 438
                                                                                                  ---------------------------------
        Net cash provided by operating activities                                                      16,912               13,278
                                                                                                  ---------------------------------


  INVESTING ACTIVITIES
  Principal payments received on finance leases                                                        25,813               23,115
  Principal payments received on loans                                                                  6,185                3,511
  Investment in direct finance leases                                                                 (34,791)            (108,522)
  Investment in loans receivable                                                                       (6,137)             (19,659)
  Purchase of property, plant, and equipment                                                             (512)                (199)
  Purchase of transportation equipment and capital improvements                                       (57,985)             (41,849)
  Purchase of commercial and industrial equipment held for operating lease                            (20,283)             (22,543)
  Proceeds from the sale of transportation equipment for lease                                            394                6,150
  Proceeds from the sale of assets held for sale                                                       13,801               22,366
  Proceeds from the sale of commercial and industrial equipment on finance lease                       24,973               30,756
  Proceeds from the sale of commercial and industrial equipment on operating lease                     16,753               25,859
  Sale of investment in subsidiary                                                                         --                  176
  Decrease in restricted cash and restricted cash equivalents                                             331                8,183
                                                                                                   --------------------------------
        Net cash used in investing activities                                                         (31,458)             (72,656)

                                                                                                                 (continued)

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                         For the Nine Months
                                                                                                         Ended September 30,
                                                                                                       1999               1998
                                                                                                  --------------------------------

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facilities                                             $   77,128         $   122,945
  Repayment of short-term warehouse credit facilities                                                 (83,848)            (101,485)
  Borrowings of senior secured notes                                                                       --                5,000
  Repayment of senior secured notes                                                                    (5,640)              (3,765)
  Repayment of senior secured loan                                                                     (4,412)              (4,412)
  Borrowings of other secured debt                                                                     28,570                  173
  Repayment of other secured debt                                                                      (1,292)                (114)
  Borrowings of nonrecourse securitized debt                                                           41,705               64,578
  Repayment of nonrecourse securitized debt                                                           (42,248)             (21,783)
  Proceeds from exercise of stock options                                                                 579                  411
  Reissuance of treasury stock, net                                                                        42                   --
  Purchase of stock                                                                                    (2,149)              (1,017)
                                                                                                   --------------------------------
        Net cash provided by financing activities                                                       8,435               60,531
                                                                                                   --------------------------------

  Net (decrease) increase in cash and cash equivalents                                                 (6,111)               1,153
  Cash and cash equivalents at beginning of period                                                      8,786                5,224
                                                                                                   ================================
  Cash and cash equivalents at end of period                                                       $    2,675          $     6,377
                                                                                                   ================================

  SUPPLEMENTAL INFORMATION
  Net cash paid for interest                                                                       $   11,777          $    10,171
                                                                                                   ===============================
  Net cash paid for income taxes                                                                   $      212          $     1,529
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

7.   LEGAL MATTERS

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                                               Commercial         Management
                                                                  and           of Investment
                                                               Industrial          Programs
                                                               Equipment          and Other
                                                                Leasing         Transportation
                                                Trailer           and             Equipment
For the three  months ended September 30, 1999  Leasing        Financing           Leasing        Other<F1>1        Total
----------------------------------------------  -----------------------------------------------------------------------------
REVENUES
Lease income                                       $7,069             $ 5,139            $   275     $    --    $ 12,483
Fees earned                                           227                 171              2,002          --       2,400
(Loss) gain on sale or disposition of assets,         (29)                458                 --          --         429
net
Other                                                  10                 489                333          --         832
                                              -----------------------------------------------------------------------------
  Total revenues                                    7,277               6,257              2,610          --      16,144
                                              -----------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  3,365               1,295                691          65       5,416
Depreciation and amortization                       2,053               2,149                119          --       4,321
General and administrative expenses                    --                  --                 --       1,322       1,322
                                              -----------------------------------------------------------------------------
  Total costs and expenses                          5,418               3,444                810       1,387      11,059
                                              -----------------------------------------------------------------------------
Operating income (loss)                             1,859               2,813              1,800      (1,387)      5,085
Interest expense, net                                (902)             (2,173)              (463)         --      (3,538)
Other income, net                                      --                  --                700          --         700
                                              -----------------------------------------------------------------------------
  Income (loss) before income taxes               $   957            $    640            $ 2,037     $(1,387)   $  2,247
                                              =============================================================================

Total assets as of September 30, 1999             $83,781            $173,919            $35,084     $ 6,812    $299,596


                                              =============================================================================

<F1>
1 Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.


                                                               Commercial         Management
                                                                  and           of Investment
                                                               Industrial          Programs
                                                               Equipment          and Other
                                                                Leasing         Transportation
                                                Trailer           and             Equipment
For the three  months ended September 30, 1999  Leasing        Financing           Leasing          Other<F1>      Total
-------------------------------------------
                                              -----------------------------------------------------------------------------

REVENUES
Lease income                                      $ 2,721             $ 5,630            $   574     $    --     $ 8,925
Fees earned                                           306                 530              2,647          --       3,483
Gain on sale or disposition of assets, net             40               1,025                243          --       1,308
Other                                                  --                 658                549          --       1,207
                                              -----------------------------------------------------------------------------
  Total revenues                                    3,067               7,843              4,013          --      14,923
                                              -----------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  1,205               1,291              1,311         644       4,451
Depreciation and amortization                       1,014               1,623                207          --       2,844
General and administrative expenses                    --                  --                 --       2,003       2,003
                                              -----------------------------------------------------------------------------
  Total costs and expenses                          2,219               2,914              1,518       2,647       9,298
                                              -----------------------------------------------------------------------------
Operating income (loss)                               848               4,929              2,495      (2,647)      5,625
Interest expense, net                                (414)             (2,935)              (122)         --      (3,471)
Other income, net                                      --                  --                 15          --          15
                                              -----------------------------------------------------------------------------
  Income (loss) before income taxes               $   434             $ 1,994            $ 2,388     $(2,647)   $  2,169
                                              =============================================================================

Total assets as of September 30, 1998             $38,692            $219,095            $32,179      $9,147    $299,113
                                              =============================================================================

<F1>
1 Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.


                                                               Commercial         Management
                                                                  and           of Investment
                                                               Industrial          Programs
                                                               Equipment          and Other
                                                                Leasing         Transportation
                                                Trailer           and             Equipment
For the nine months ended September 30, 1999    Leasing        Financing           Leasing        Other<F2>2        Total
--------------------------------------------
                                              -----------------------------------------------------------------------------

REVENUES
Lease income                                     $ 15,746            $ 15,407            $   888     $    --    $ 32,041
Fees earned                                           628                 578              7,228          --       8,434
Loss on sale or disposition of assets, net            (41)              2,100                 --          --       2,059
Other                                                  10               1,591              1,021          --       2,622
                                              -----------------------------------------------------------------------------
  Total revenues                                   16,343              19,676              9,137          --      45,156
                                              -----------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  7,754               4,075              1,579         610      14,018
Depreciation and amortization                       5,292               5,732                359          --      11,383
General and administrative expenses                    --                  --                 --       4,851       4,851
                                              -----------------------------------------------------------------------------
  Total costs and expenses                         13,046               9,807              1,938       5,461      30,252
                                              -----------------------------------------------------------------------------
Operating income (loss)                             3,297               9,869              7,199      (5,461)     14,904
Interest expense, net                              (2,090)             (6,836)            (1,520)       (123)    (10,569)
Other income (expenses), net                           --              (1,098)               700          --        (398)
                                              -----------------------------------------------------------------------------
  Income (loss) before income taxes              $  1,207            $  1,935            $ 6,379     $(5,584)   $  3,937
                                              =============================================================================

Cumulative effect of accounting change,
  net of tax                                     $     --            $   (236)           $    --     $   --     $  (236)
                                              =============================================================================

Total assets as of September 30, 1999            $ 83,781            $173,919            $35,084     $ 6,812    $299,596
                                              =============================================================================

<F2>
2 Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.

                                                               Commercial           Management
                                                                  and             of Investment
                                                               Industrial            Programs
                                                               Equipment            and Other
                                                                Leasing           Transportation
                                                Trailer           and               Equipment
For the nine months ended September 30, 1998    Leasing        Financing             Leasing          Other<F2>2      Total
---------------------------------------------
                                              -------------------------------------------------------------------------------
REVENUES
Lease income                                      $ 6,154            $ 15,622              $ 2,187     $    --    $ 23,963
Fees earned                                           822               1,333                9,319          --      11,474
Gain on sale or disposition of assets, net            113               2,111                1,379          --       3,603
Other                                                   3               1,276                2,456          --       3,735
                                              -------------------------------------------------------------------------------
  Total revenues                                    7,092              20,342               15,341          --      42,775
                                              -------------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                  3,148               3,412                5,044       1,313      12,917
Depreciation and amortization                       2,541               5,430                  920          --       8,891
General and administrative expenses                    --                  --                   --       6,174       6,174
                                              -------------------------------------------------------------------------------
  Total costs and expenses                          5,689               8,842                5,964       7,487      27,982
                                              -------------------------------------------------------------------------------
Operating income (loss)                             1,403              11,500                9,377      (7,487)     14,793
Interest expense, net                              (1,096)             (7,483)                (872)         --      (9,451)
Other income (expenses), net                           (1)                                     479          --         478
                                              -------------------------------------------------------------------------------
  Income (loss) before income taxes               $   306            $  4,017              $ 8,984     $(7,487)   $  5,820
                                              ===============================================================================

Total assets as of September 30, 1998             $38,692            $219,095              $32,179     $ 9,147    $299,113
                                              ==============================================================================

<F2>
2 Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.

10. CUMULATIVE EFFECT OF ACCOUNTING CHANGE FROM DISCONTINUED OPERATIONS, NET OF TAX

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.2 million charge, net of tax of $0.2 million, related to start-up costs of its commercial and industrial equipment operations which is being accounted for as discontinued operations. This charge had an effect of reducing basic earnings per weighted-average common share and diluted earnings per weighted-average common share by $0.03 for the nine months ended September 30, 1999.

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

On October 26, 1999, the Company agreed to sell its wholly -owned subsidiary, American Finance Group, Inc., for approximately $33 million in cash to Guaranty Federal Bank, subject to closing adjustments which are not expected to be material. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied. If the transaction is approved, AFG will be treated for accounting purposes as a discontinued operation of PLM International, Inc.

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

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                For the Three Months
                                                Ended September 30,

                                                1999                       1998
                                              ---------------------------------
                                                 (in thousands of dollars)

Operating lease income                       $  9,783             $    5,390
Finance lease income                            2,700                  3,535
Management fees                                 2,137                  2,550
Partnership interests and other fees              263                     61
Acquisition and lease negotiation fees             --                    872
Gain on the sale or disposition of assets, net    429                  1,308
Aircraft brokerage and services                    --                    204
Other                                             832                  1,003
                                               --------------------------------
  Total revenues                             $ 16,144             $   14,923

The fluctuations in revenues for the three months ended September 30, 1999, compared to the same quarter in 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                       For the Three Months
                                                         Ended September 30
                                                      1999               1998
                                                 -----------------------------
                                                  (in thousands of dollars)

Refrigerated and dry van over-the-road trailers  $     7,069      $      2,721
Commercial and industrial equipment                    2,439             2,094
Lease income from assets held for sale                   263               128
Intermodal trailers                                       --               451
Other                                                     12                (4)
                                                 ------------------------------
 Total operating lease income                    $     9,783      $      5,390

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $4.4 million during the third quarter of 1999, compared to the same quarter of 1998, due to the following:

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

(b) A $0.3 million increase in operating lease income from commercial and industrial equipment was due to an increase in the amount of these types of equipment owned and on operating lease.

(c) A $0.1 million increase in operating lease income generated from assets held for sale. During the third quarter of 1999, the Company owned marine containers, which generated $0.3 million in operating lease income. As of September 30, 1999, these marine containers are held for sale. During the third quarter of 1998, the Company owned a 14.7% interest in an entity owning a marine vessel that generated $0.1 million in operating lease income. The Company sold its interest in the entity that owned the marine vessel, at cost, which approximated the fair market value, to an affiliated program during the third quarter of 1998.

These increases in operating lease income were partially offset by a $0.5 million decrease in operating lease income from intermodal trailers due to the sale of all of the Company's intermodal trailers during August 1998.

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income decreased $0.8 million in the third quarter of 1999, compared to the same quarter in 1998, due to a decrease in commercial and industrial assets that were on finance lease. For the quarter ended September 30, 1999, the average investment in direct finance leases was $122.6 million, compared to $165.2 million for the third quarter of 1998.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.1 million and $2.6 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

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

During the quarter ended September 30, 1999, no equipment was purchased by AFG for the institutional investment programs, compared to $11.9 million for the same quarter in 1998, resulting in a $0.4 million comparative decrease in acquisition and lease negotiation fees. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996 and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

GAIN ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the quarter ended September 30, 1999, the Company recorded $0.4 million gain on sale or disposition of assets. Of this gain, $0.5 million resulted from the sale or disposition of commercial and industrial equipment. The gain on sale was partially offset by a loss of $29,000 which resulted from the sale or disposition of transportation equipment. During the quarter ended September 30, 1998, the Company recorded $1.3 million in gain on the sale or disposition of assets. Of this gain, $0.3 million resulted from the sale or disposition of trailers, and $1.0 million related to the sale of commercial and industrial equipment.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $0.2 million during the quarter ended September 30, 1999, compared to the same quarter of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

COSTS AND EXPENSES

                                              For the Three Months
                                              Ended September 30,
                                          1999                         1998
                                       -----------------------------------------
                                              (in thousands of dollars)

Operations support                      $     5,416             $      4,451
Depreciation and amortization                 4,321                    2,844
General and administrative                    1,322                    2,003
                                       -----------------------------------------
  Total costs and expenses              $    11,059             $      9,298

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $1.0 million (22%) for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. Operations support expenses related to the trailer leasing segment increased $2.2 million due to the expansion of its trailer rental operations. This increase was offset by a $1.2 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $1.5 million (52%) for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. The increase in depreciation and amortization expenses resulted from increase in depreciation of $1.0 million for refrigerated trailer equipment on operating lease and an increase in depreciation of $0.5 million for commercial and industrial equipment.

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

OTHER INCOME AND EXPENSES

                                     For the Three Months
                                     Ended September 30,
                                 1999                         1998
                                -----------------------------------------
                                      (in thousands of dollars)

Interest expense               $    (3,742)           $     (3,989)
Interest income                        204                     518
Other income, net                      700                      15

INTEREST EXPENSE:

Interest expense decreased $0.2 million (6%) during the quarter ended September 30, 1999, compared to the same quarter in 1998. The decrease in interest expense resulted from the reductions in the amounts outstanding on the senior secured loan and AFG warehouse facility. This decrease was partially offset by an increase in interest expense due to an increase in borrowings to fund trailer purchases.

INTEREST INCOME:

Interest income decreased $0.3 million (61%) during the quarter ended September 30, 1999, compared to the same quarter of 1998, as a result of lower average cash balances during the quarter ended September 30, 1999, compared to the same quarter of 1998.

OTHER INCOME, NET:

Other income of $0.7 million for the quarter ended September 30, 1999 represents mileage income received from the railroads.

PROVISION FOR INCOME TAXES:

For the three months ended September 30, 1999, the provision for income taxes was $0.9 million, representing an effective rate of 39%. For the three months ended September 30, 1998, the provision for income taxes was $0.8 million, representing an effective rate of 37%. The increase in the effective tax rate was due to disallowed losses from a foreign subsidiary.

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

Comparison of the Company's Operating Results for the Nine Months Ended September 30, 1999 and 1998

The following analysis reviews the operating results of the Company:

REVENUES

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                     1999                          1998
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)


Operating lease income                                                $    23,453             $     14,734
Finance lease income                                                        8,588                    9,229
Management fees                                                             6,776                    7,649
Partnership interests and other fees                                          579                      742
Acquisition and lease negotiation fees                                      1,079                    3,083
Gain on the sale or disposition of assets, net                              2,059                    3,603
Aircraft brokerage and services                                                --                    1,090
Other                                                                       2,622                    2,645
                                                                     -----------------------------------------
  Total revenues                                                      $    45,156             $     42,775

The fluctuations in revenues for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                     1999                           1998
                                                                     -----------------------------------------
                                                                           (in thousands of dollars)

Refrigerated and dry van over-the-road trailers                       $    15,746             $      6,153
Commercial and industrial equipment                                         6,819                    6,393
Lease income from assets held for sale                                        850                      412
Intermodal trailers                                                            --                    1,630
Other                                                                          38                      146
                                                                     -----------------------------------------
  Total operating lease income                                        $    23,453             $     14,734


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $8.7 million during the nine months ended September 30, 1999, compared to the same period of 1998, due to the following:

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

(c) A $0.4 million increase in operating lease income was generated from commercial and industrial equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

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

FINANCE LEASE INCOME:

The Company earns finance lease income for certain leases originated by its AFG subsidiary that are either retained for long-term investment or sold to third parties. Finance lease income decreased $0.6 million in the nine months ended September 30, 1999, compared to the same period in 1998, due to a decrease in commercial and industrial assets that were on finance lease. For the nine months ended September 30, 1999, the average investment in direct finance leases was $132.8 million, compared to $144.1 million for the nine months ended September 30, 1998.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $6.8 million and $7.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

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

During the nine months ended September 30, 1999, no equipment was purchased by AFG for the institutional investment programs, compared to $26.0 million for the same period in 1998, resulting in a $0.7 million decrease in acquisition and lease negotiation fees. The Company does not expect to sell assets in the future to the institutional programs. It will, however, continue to manage the existing portfolios for these programs.

Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996 and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

GAIN (LOSS) ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the nine months ended September 30, 1999, the Company recorded $2.1 million gain on sale or disposition of assets. Of this gain, $2.1 million resulted from the sale or disposition of commercial and industrial equipment. The gain on sale was partially offset by the loss of $41,000 resulted from the sale or disposition of transportation equipment. During the nine months ended September 30, 1998, the Company recorded $3.6 million in gain on the sale or disposition of assets. Of this gain, $1.0 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, and $2.1 million related to the sale of commercial and industrial equipment. Also during the nine months ended September 30, 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

AIRCRAFT BROKERAGE AND SERVICES:

Aircraft brokerage and services revenue decreased $1.1 million during the nine months ended September 30, 1999, compared to the same period of 1998, due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998.

COSTS AND EXPENSES


                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                     1999                         1998
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $    14,018             $     12,917
Depreciation and amortization                                              11,383                    8,891
General and administrative                                                  4,851                    6,174
                                                                     -----------------------------------------
  Total costs and expenses                                            $    30,252             $     27,982

 OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $1.1 million (9%) for the nine months ended September 30, 1999, compared to the same period of 1998. Operations support expense related to the trailer leasing segment increased $4.6 million due to the expansion of PLM Rental, with the addition of a total of twelve rental yards in 1998 and 1999 and new trailers to existing yards. Operations support expense related to the commercial and industrial equipment leasing and financing segment increased $0.7 million due to an increase in compensation and benefits expenses resulting from the expansion of the commercial and industrial equipment lease portfolio, and a new bonus program initiated in 1999 to retain AFG employees during AFG's potential sale. These increases were offset by a $4.2 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly related to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998, and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses increased $2.5 million (28%) for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase resulted from an increase in depreciation of $2.8 million from refrigerated trailer equipment on operating lease, and an increase in depreciation of $0.3 million from commercial and industrial equipment, which was partially offset by the reduction of $0.6 million in depreciation expense from intermodal trailers and other equipment.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $1.3 million (21%) during the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to a $0.7 million decrease in rent and office related expenses, a $0.5 million decrease in compensation and benefits expenses, and a $0.1 million decrease in insurance expenses. These decreases were due to a decrease in staffing and office space requirements.

OTHER INCOME AND EXPENSES

                                            For the Nine Months
                                           Ended September 30,
                                     1999                         1998
                                     -----------------------------------------
                                           (in thousands of dollars)

Interest expense                   $   (11,249)           $    (10,663)
Interest income                            680                    1,212
Other (expenses) income, net              (398)                    478

INTEREST EXPENSE:

Interest expense increased $0.6 million (5%) during the nine months ended September 30, 1999, compared to the same period in 1998. Interest expense related to the trailer leasing segment increased $1.0 million due to an increase in borrowings to fund trailer purchases. The increase in interest expense was partially offset by a decrease in interest expense due to the reductions in the amounts outstanding on the senior secured loan and AFG warehouse facility.

INTEREST INCOME:

Interest income decreased $0.5 million (44%) during the nine months ended September 30, 1999, compared to the same period of 1998, as a result of lower average cash balances during the nine months ended September 30, 1999, compared to the same period of 1998.

OTHER (EXPENSES) INCOME, NET:

Other expense of $0.4 million for the nine months ended September 30, 1999 represents $1.0 million in expense related to the proposed initial public offering of AFG (during the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore wrote off all associated offering costs) and $0.1 million in expenses related to the settlement of a lawsuit, partially offset by $0.7 million of mileage income received from the railroads. During the nine months ended September 30, 1998, the Company recorded other income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and others, and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 7).

PROVISION FOR INCOME TAXES:

For the nine months ended September 30, 1999, the provision for income taxes was $1.5 million, representing an effective rate of 39%. For the nine months ended September 30, 1998, the provision for income taxes was $2.3 million, representing an effective rate of 39%.

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




                                 PLM INTERNATIONAL, INC.



                                 /s/  Richard K  Brock
                                 --------------------------------------
                                      Richard K Brock
                                      Vice President and
                                      Corporate Controller






Date: October 28, 1999