Form 10-K/A
period 1998-12-31
PLM INTERNATIONAL INC
filed 2000-01-20
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 19, 2000 was 45,210,503.

         The number of shares outstanding of the issuer's classes of common stock as of January 19, 2000: Common Stock, $0.01 Par Value -- 7,688,861.
shares

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

10.29 $6,579,350 Term Notes and Loan and Security Agreements among American Finance Group, Inc. and Varilease Corporation, dated March 27, 1998.

10.30 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Robert N. Tidball.

10.31 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Douglas P. Goodrich.

10.32 Employment Agreement dated July 19, 1994 between PLM International, Inc. and J. Michael Allgood.

10.33 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Stephen M. Bess.

10.34 Severance Agreement dated December 2, 1996 between PLM Financial Services, Inc. and Stephen M. Bess.

10.35 Employment Agreement dated May 12, 1998 between PLM International, Inc. and Richard K Brock.

10.36 Amendment to Employment Agreement dated November 18, 1998 between PLM International, Inc. and Richard K Brock.

10.37 Employment Agreement dated November 19, 1997 between PLM International, Inc. and Susan C. Santo

10.38 Amendment to Employment Agreement dated November 17, 1998 between PLM International, Inc.and Susan C. Santo

10.39 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Robert N. Tidball.

10.40 Executive Deferred Compensation Agreement dated July 7, 1993 between PLM International, Inc. and Douglas P. Goodrich.

10.41 Executive Deferred Compensation Agreement dated September 30, 1994 between PLM International, Inc. and J. Michael Allgood

10.42 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Stephen M. Bess.

10.43 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Richard K Brock.

10.44 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Susan C. Santo.

24.1                Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 19, 2000                  PLM International, Inc.



                                      By:   /s/ Robert N. Tidball
                                            ----------------------------
                                            Robert N. Tidball
                                            Chairman, President, and
                                            Chief Executive Officer


                                      By:   /s/ Richard K Brock
                                            ----------------------------
                                            Richard K Brock
                                            Vice President, Acting Chief
                                            Financial Officer and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.


  *                                  Director, Senior    January 19, 2000
  ---------------------------------  Vice President
  Douglas P. Goodrich


  *                                   Director           January 19, 2000
  ---------------------------------
  Robert L. Witt


  *                                   Director           January 19, 2000
  --------------------------------
  Randall L.-W. Caudill


  *                                   Director           January 19, 2000
  ---------------------------------
  Harold R. Somerset


  *                                   Director           January 19, 2000
  ---------------------------------
  Howard M. Lorber


  *                                   Director           January 19, 2000
  ---------------------------------
  Warren G. Lichtenstein

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