Form 10-K405
period 1999-12-31
PLM INTERNATIONAL INC
filed 2000-03-22
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

       [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          Commission file number 1-9670

                             PLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-3041257
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    One Market, Steuart Street Tower,
      Suite 800, San Francisco, CA                      94105-1301
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (415) 974-1399
           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $0.01 Par Value                  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 2000 was $53,525,506.

         The number of shares outstanding of the issuer's classes of common stock as of March 17, 2000: Common Stock, $0.01 Par Value--7,712,609 shares

                            PLM INTERNATIONAL, INC.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     Part I

Item 1     Business                                                            2
Item 2     Properties                                                          9
Item 3     Legal Proceedings                                                   9
Item 4     Submission of Matters to a Vote of Security Holders                11


                                       Part II

Item 5     Market for the Company's Common Equity and Related
             Stockholder Matters                                              12
Item 6     Selected Financial Data                                            13
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              14
Item 7A    Quantitative and Qualitative Disclosures about
             Market Risk                                                      26
Item 8     Financial Statements and Supplemental Data                         26
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              26


                                       Part III

Item 10    Directors and Executive Officers of the Company                    27
Item 11    Executive Compensation                                             29
Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                                   37
Item 13    Certain Relationships and Related Transactions                     38


                                       Part IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                         39

                                     PART I

ITEM 1. BUSINESS

(A) Background

PLM International, Inc. (PLM International, the Company, or PLMI), a Delaware corporation, is a diversified equipment leasing company that specializes in transportation, industrial, and commercial equipment, both domestically and internationally. Through May 1996, the Company also syndicated investment programs organized to invest primarily in transportation and related equipment. The Company continues to manage these syndicated investment programs. The Company operates 19 rental yards specializing in short to mid-term refrigerated trailer leasing to the food service industries. The Company also has three rental yards specializing in leasing dry van trailers. As of December 31, 1999, the Company operated and managed transportation, industrial, and commercial equipment and related assets for its own account and for various investment programs and third-party investors with an approximate cost of $1.1 billion. An organizational chart for PLM International indicating the relationships of significant active legal entities as of December 31, 1999 is shown in Table 1:


                                    TABLE 1

                              ORGANIZATIONAL CHART

PLM International, Inc. (Delaware)

Subsidiaries of PLM International, Inc.

PLM Rental, Inc. (Delaware)
PLM Financial Services, Inc. (Delaware)
PLM Railcar Management Services, Inc. (Delaware)
PLM Worldwide Management Services Limited (Bermuda)
American Finance Group, Inc. (Delaware)

Subsidiaries of PLM Financial Services, Inc.

PLM Investment Management, Inc. (California)
PLM Transportation Equipment Corporation (California)
        (Subsidiary of PLM Transportation Equipment Corporation:
        TEC AcquiSub, Inc. (California)

Subsidiaries of PLM Worldwide Management Services Limited:

PLM Railcar Management Services Canada Limited (Alberta, Canada)

Subsidiary of American Finance Group, Inc.

AFG Credit Corporation (Delaware)

                          [PLM INTERNATIONAL GRAPHIC]


In October 1999, the Company announced that the Company had engaged investment bankers to develop strategic alternatives to maximize shareholder value including the possible sale of part or all of the Company. In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale.

(B)     Description of Business

PLM International, a Delaware corporation formed on May 20, 1987, owns or manages a portfolio of commercial and industrial equipment, transportation equipment, and related assets with a combined original cost of approximately $1.1 billion (refer to Table 2). In 1999, the Company operated in three operating segments: refrigerated and dry van (non-refrigerated) trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing.

                                                               TABLE 2

                                                    EQUIPMENT AND RELATED ASSETS

                                                          December 31, 1999
                                               (original cost in millions of dollars)


                                                                                 Professional
                                                                                    Lease
                                                                                  Management     Equipment      Other
                                                                                    Income        Growth      Investor
                                                                      PLMI          Fund I        Funds        Programs       Total
                                                                      --------------------------------------------------------------
Commercial and industrial equipment                                   $  218        $ --          $ --          $ --          $  218
Refrigerated and dry van trailers                                        103             9            35          --             147
Aircraft, aircraft engines, and rotables                                --              35           200          --             235
Marine vessels                                                          --              51           145          --             196
Railcars                                                                --              20           123            49           192
Marine containers                                                       --              10            77          --              87
Other                                                                      2            19            42             3            66
                                                                      --------------------------------------------------------------
Total                                                                 $  323        $  144        $  622        $   52        $1,141
                                                                      ==============================================================


(C)     Owned Equipment

(1) Refrigerated and Dry Van Trailers

PLM Rental, Inc., doing business as PLM Trailer Leasing, a wholly owned subsidiary of PLMI, markets refrigerated trailers used to transport temperature-sensitive food products and dry van (nonrefrigerated) trailers on short-term and mid-term operating leases through a network of rental facilities. These trailers are owned by the Company or managed for the Company's syndicated investment programs. Presently, the Company has 19 facilities primarily engaged in leasing refrigerated trailers, located in or near Atlanta, Georgia; Baltimore, Maryland; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Houston, Texas; Indianapolis, Indiana; Kansas City, Kansas; Los Angeles, California; Miami, Florida; Newark, New Jersey; Orlando, Florida; Philadelphia, Pennsylvania; San Francisco, California; St. Louis, Missouri; Seattle, Washington; and Tampa, Florida. In addition, the Company has three additional facilities, primarily engaged in leasing dry van trailers, located in or near Atlanta, Georgia; Chicago, Illinois; and Newark, New Jersey. As of December 31, 1999, the Company owned 3,635 trailers and managed 2,383 trailers for its syndicated investment programs.

The Company's strategy is to specialize in refrigerated trailers and become the predominant supplier of refrigerated trailer rentals in the cities in which it has facilities. During 1999, the Company purchased $42.5 million of refrigerated trailers and opened six new rental yard facilities. The Company intends to continue to expand its refrigerated trailer leasing operations by opening additional rental yard facilities and by continuing to purchase refrigerated trailers in the future.

Leasing Markets: In general, the trailer leasing industry provides an alternative to direct trailer ownership. It is a highly competitive industry offering lease terms ranging from one day to a term equal to the economic life of the equipment.

Within the trailer leasing industry, there are essentially three types of leases: the full payout lease, the short-term rental, and the mid-term operating lease. The full payout lease, in which the combined rental payments are sufficient to cover a lessor's investment and provide a return on it, is a common form of leasing. This type of lease is sometimes referred to, and qualifies as, a direct finance lease under United States generally accepted accounting principles, and is accounted for by the lessee as a purchase of the underlying asset. From the lessee's perspective, the election to enter into a full payout lease is usually made on the basis of a lease-versus- purchase analysis, which takes into account the lessee's ability to utilize the depreciation tax benefits of ownership, its liquidity and cost of capital, and financial reporting considerations. Full payout leases are "net" leases where the lessee pays for operating expenses such as maintenance, insurance, licenses, and taxes.

Short-term trailer rentals and mid-term operating leases are "full-service" leases where the owner/lessor provides and/or pays for operating expenses such as maintenance, insurance, licenses, and taxes. The addition of these value-added services enables the lessor to charge higher rentals. The provision of maintenance services results, in increased expenses, but under a full-service contract, the lessor levies usage charges for each mile the trailer travels and each hour the refrigeration unit runs. The provision of maintenance services also ensures the full- services lessor that the equipment is being properly maintained.

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

Mid-term  operating  leases for  trailers run for a period of one to five years.
Mid-term operating lease rates are usually higher than full payout lease rates but lower than short-term rental rates. From a lessee's perspective, the advantages of a mid-term operating lease compared to a full payout lease are flexibility in its equipment commitment, the fact that the rental obligation under the lease need not be capitalized on the lessee's balance sheet, greater control over future costs, protection against technological obsolescence, and the ability to balance equipment requirements over a specific period of time. The disadvantages of a mid-term operating lease from a lessee's perspective are that the equipment may be subject to significant increases in lease rates in future leasing periods or may be required to be returned to the lessor at the expiration of the initial lease. From the lessor's perspective, the advantages of a mid-term operating lease (as well as a short-term rental), compared to a full payout lease, are that rental rates are generally higher, and in periods of price inflation, there is the potential for increasing rentals during the equipment's economic life. From the lessor's perspective, the disadvantages of a mid-term operating lease (as well as a short-term rental), compared to a full payout lease, are that the equipment must generally be re-leased at the expiration of the initial lease term in order for the lessor to recover its investment and that re-lease rates are subject to changes in market conditions and changes in trailer or refrigeration unit design.

The Company markets short-term trailer rentals and mid-term trailer operating leases and avoids full payout leases because it believes there is very little value added beyond the financing provided by the full payout leases. The Company's emphasis on short-term trailer rentals and mid-term trailer operating leases requires highly experienced management and local branch personnel, as the equipment must be properly maintained and periodically re-leased to continue generating rental income and thus maximize the long-term return on the trailers.

Lessees: Lessees of trailer equipment range from Fortune 1,000 companies to small privately held corporations and entities. The Company's refrigerated trailer lessees are primarily engaged in the production, processing, or distribution of temperature-sensitive food products. The Company believes that the demand for food products is less cyclical than the general economy.

In recent years, the Company has invested in specialized refrigerated trailers used by the foodservice distribution industry in the local delivery of food products to restaurants, schools, hospitals, and other institutional customers. These trailers have refrigeration and delivery features designed to facilitate multiple stops with multiple products, requiring multiple temperature settings and compartments. These features are not found on traditional "" trailers used to carry one product between cities. As a result, foodservice distributors have become an important customer base for the Company.

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

The Company competes with many trailer lessors, including TIP Corporation and XTRA Corporation, on a national basis, and numerous smaller trailer lessors in local markets. In addition, truck-leasing companies such as Ryder Transportation Services and Penske Corporation provides trailer rental and leasing to their customers.

Demand: Demand conditions for the Company's major trailer types are discussed below.

Foodservice Distribution Trailers: Sales within the foodservice distribution industry, which represents the wholesale supply of food and related products to restaurants, grocers, hospitals, schools, and other purveyors of prepared food, have grown at a 4.1% annual rate over the past five years. Foodservice distribution sales with the United States are estimated to have reached over $150 billion during 1999 and are expected to surpass $180 billion by 2005.

This growth is being driven by changes in consumer demographics and lifestyles, as more and more consumers' demand fresher, more convenient food products. Increased service demands by consumers coupled with heightened fears over food safety have accelerated the development of new technology for refrigerated trailers and have caused foodservice distributors to seek to upgrade their fleets by either purchasing or leasing newer, more technologically advanced trailers. More foodservice distributors are considering leasing trailers due to the lower capital outlays and quicker access to better equipment that this option offers, particularly in view of the current six to twelve month backlog on new trailer orders.

By focusing on meeting the growing needs of the United States food distribution industry, PLM Trailer Leasing has been able to continue to increase utilization of its specialized refrigerated trailers, despite a one-third increase in the size of its overall fleet during 1999. Based on these trends and the attractive long-term growth potential of the food distribution market, the Company intends to continue to expand its marketing to this industry.

Refrigerated Trailers: After a very strong year in 1998, the temperature-controlled trailer market leveled off slightly in 1999, as equipment users began to absorb the expanded equipment supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment. As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit PLM Trailer Leasing, which typically leases its equipment on a short-term basis. As a result of continued strong market conditions combined with PLM Trailer Leasing's increased market penetration, utilization of the Company's refrigerated trailers increased from nearly 70% in 1998 to approximately 76% in 1999. These market conditions and utilization rates are expected to continue during 2000.

Dry Trailers: The United States non-refrigerated (dry) trailer market continued its recovery during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have led to a stronger overall trucking industry and increased equipment demand. After remaining well above 70% during 1998, the Company's dry van fleet ended 1999 at 78% utilization.

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

(2) Commercial and Industrial Equipment

American Finance Group, Inc. (AFG), a wholly owned subsidiary of PLMI, was a Boston-based company that originated and managed lease and loan transactions for commercial and industrial equipment for the Company's owned account or for institutional programs or other third-party investors. AFG served the capital equipment financing needs of predominantly investment-grade, Fortune 1,000 companies and creditworthy middle-market companies. AFG originated and managed leases and loans for commercial and industrial equipment; utilized its transaction-structuring capabilities to tailor financing solutions that meet the needs of its customers. AFG took a security interest in the assets on which it provided loans. Assets purchased and loans provided by AFG were financed by nonrecourse securitized debt. AFG used its warehouse credit facility to finance the acquisition of assets prior to their sale or the receipt of permanent financing by nonrecourse securitized debt. The leases were accounted for as operating or direct finance leases. In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale.

(D) Management of Investment Programs and Other Transportation Equipment Leasing

Management of Investment Programs

PLM Financial Services, Inc. (FSI), a wholly owned subsidiary of PLMI, along with its primary subsidiaries, PLM Transportation Equipment Corporation (TEC) and PLM Investment Management, Inc. (IMI), focus on the management of investment programs, including a limited liability company, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. The Company has entered into management agreements with these programs.

FSI completed the offering of 17 public programs that have invested in diversified portfolios of transportation and related equipment. From 1986 through April 1995, FSI offered the PLM Equipment Growth Fund (EGF) investment series. From 1995 through May 1996, FSI offered Professional Lease Management Income Fund I, a limited liability company (Fund I) with a no front-end fee structure. In May 1996, the Company announced that it no longer planned to offer publicly syndicated programs that invest in transportation equipment. The Company plans to continue to manage the existing programs. Each of the EGF and Fund I programs is designed to invest primarily in used transportation and related equipment for lease in order to generate current operating cash flow for distribution to investors and for reinvestment into additional used transportation and related equipment. An objective of the programs is to maximize the value of the equipment portfolio and provide cash distributions to investors by acquiring and managing equipment for the benefit of the investors. Cumulative equity raised by PLM International for it's affiliated investment programs is $1.7 billion.

TEC is responsible for the selection, negotiation and purchase, initial lease and re-lease, and sale of transportation and related equipment. This process includes identifying prospective lessees; analyzing lessees' creditworthiness; negotiating lease terms; and negotiating with equipment owners, manufacturers, or dealers for the purchase, delivery, and inspection of equipment. TEC or its wholly owned subsidiary, TEC AcquiSub, Inc., also purchases transportation equipment for PLM International's own portfolio and on an interim basis prior to resale to third parties or various affiliated programs at the lower of fair market value or cost.

IMI manages equipment owned by investors in the various investment programs. The equipment consists of: aircraft (commercial and commuter), aircraft engines and rotables, railcars, trailers (highway and intermodal, refrigerated and nonrefrigerated), marine containers (refrigerated and nonrefrigerated), marine vessels (dry bulk carriers, marine feeder vessels, and product tankers). IMI is obligated to invoice and collect rents; arrange for the maintenance and repair of equipment; arrange for the payment of operating expenses, debt service, and certain taxes; determine that the equipment is used in accordance with all operative contractual arrangements; arrange insurance as appropriate; provide or arrange for clerical and administrative services necessary to the operation of the equipment; correspond with program investors; prepare quarterly and annual financial statements and tax information materials; and make distributions to investors. IMI also monitors equipment regulatory requirements, compliance with investor program debt covenants and terms of the various investment program agreements.

PLM Railcar Management Services, Inc. (RMSI) markets and manages the investment programs' railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars on behalf of IMI and TEC.

PLM Worldwide Management Services Limited (WMS), a wholly owned subsidiary of PLMI, is a Bermuda-based company that serves as the parent of several PLMI-owned foreign-operating entities and generates revenue from certain equipment leasing and brokerage activities.

PLM Railcar Management Services Canada, Limited, a wholly owned subsidiary of WMS headquartered in Calgary, Alberta, Canada, provides fleet management services on behalf of IMI to the managed railcars operating in Canada.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements: FSI earns revenues in connection with its management of the limited partnerships and private placement programs. Equipment acquisition, lease negotiation, and debt placement fees are earned through the purchase, initial lease, and financing of equipment. These fees are recognized as revenue when FSI has completed substantially all of the services required to earn them, typically when binding commitment agreements are signed.

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

In accordance with certain limited partnerships' agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III (EGF III) and PLM Equipment Growth Fund IV (EGF IV) are expected to be liquidated by the end of 2000. Two of the limited partnerships, PLM Equipment Growth Fund (EGFI) and PLM Equipment Growth Fund II (EGFII) will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

As compensation for organizing a partnership investment program, FSI, as General Partner, is granted an interest (between 1% and 5%) in the earnings and cash distributions of the program. FSI recognizes as partnership interests its equity interest in the earnings of a program, after adjusting such earnings to reflect the effect of special allocations of the program's gross income allowed under the respective partnership agreements.

FSI also recognizes as income its interest in the estimated net residual value of the assets of a partnership as the assets are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of a partnership's equipment at the end of a partnership's life. As assets are purchased by a partnership, their residual value is recorded as partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. FSI has not recorded any such residual income since 1997 at which point the partnerships had invested all original capital. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests quarterly or whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market values for the equipment in which it holds residual interests. When a limited partnership is in the liquidation phase, distributions received by FSI are treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received are treated as residual interest income.

In accordance with certain investment program and partnership agreements, FSI received reimbursement for organizational and offering costs incurred during the offering period, which was between 1.5% and 3% of the equity raised. In the event organizational and offering costs incurred by FSI, as defined by the program agreement, exceeded the amounts allowed, the excess costs were capitalized as an additional investment in the related program and are being amortized until the projected start of the liquidation phase of the program. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

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

FSI also recognizes as income its interest in the estimated net residual value of the assets of Fund I as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual-value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. As required by FASB Technical Bulletin 1986-2, the discount on FSI's residual value interests is not accreted over the holding period. FSI reviews the carrying value of its residual interests quarterly or whenever circumstances indicate that the carrying value of an asset may not recoverable in relation to expected future market values for the equipment in which it holds residual interests. When Fund I is in the liquidation phase, distributions received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

Leasing Markets: FSI, on behalf of its affiliated investment programs, leases its transportation equipment primarily on mid-term operating leases and short-term rentals. Leases of aircraft are net operating leases. In net operating leases, expenses such as insurance, taxes, and maintenance are the responsibility of the lessees. The effect of entering into net operating leases is to reduce lease rates, compared to full-service lease rates for comparable lease terms. Per diem rental agreements are used on equipment in the Company's refrigerated and trailer and container rental operations, in addition to mid-term operating leases. Railcar leases are full-services leases. Marine vessel leases may be either net operating leases or full-service leases. In a full-service lease and a per diem rental, the lessor absorbs the maintenance costs. This allows the Company to insure proper maintenance of the equipment.

Lessees: Lessees of the investment programs' equipment range from Fortune 1,000 companies to small privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee. The credit committee performs an in-depth review of each transaction and considers many factors, including anticipated residual values from the eventual sale of the equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in equipment markets, and perceived values for equipment at the time of sale. Because the impact of any of these factors is difficult to forecast with accuracy over extended time horizons, the Company cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the credit committee's financial requirements.

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

The Company competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Company cannot offer; such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

The Company competes with many transportation equipment lessors, including Penske Corporation, TIP Corporation, GE Capital Railcar Services, Inc., GATX, Associates Commercial Corporation, Ryder Transportation Services, Inc., XTRA Corporation, GE Capital Aviation Services, Inc., International Lease Finance Corporation, Union Tank Car Company, international banks, and certain limited partnerships, some of which lease the same type of equipment.

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

During the last few years, the Company has exited certain equipment markets by selling or disposing of underperforming assets including railcars, aircraft, and intermodal trailers. During 1998, the Company marketed intermodal trailers to railroads and shippers on short-term arrangements through a licensing agreement with a short-line railroad. These intermodal trailers were sold in the third quarter of 1998.

(E) Employees

As of March 17, 2000, the Company and its subsidiaries had 125 employees. None of the Company's employees are subject to collective bargaining arrangements. The Company believes that employee relations are good.


ITEM 2. PROPERTIES

As of December 31, 1999, the Company owned trailer equipment and related assets with an original cost of approximately $103 million, and commercial and industrial equipment with an original cost of approximately $218 million.

The Company's principal offices are located in leased office space at One Market, Steuart Street Tower, Suite 800, San Francisco, California. As of December 31, 1999, the Company or its subsidiaries also leased business offices in Boston, Massachusetts; Chicago, Illinois; and Calgary, Alberta, Canada. In addition, the Company or its subsidiaries lease trailer equipment rental yard facilities in Conley, Georgia; Romeoville, Illinois; Irving, Texas; Dearborn Heights, Michigan; Indianapolis, Indiana; Kansas City, Kansas; Miami, Florida; Orlando, Florida; Tampa, Florida; Baltimore, Maryland; Mansfield, Massachusetts; Denver, Colorado; Bensalem, Philadelphia; San Leandro, California; Fontana, California; Newark, New Jersey; Houston, Texas; Sumner, Washington; Pagedale, Missouri; College Park, Georgia; Lemont, Illinois; and Bayonne, New Jersey.


ITEM 3. LEGAL PROCEEDINGS

The Company and various of its wholly owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97- 251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Meeting of Stockholders held February 25, 2000, one proposal was submitted to a vote of the Company's security holders.

The proposal to sell the American Finance Group, Inc. (AFG) was approved.

                                     Votes
            For                      Against                 Abstentions
         ---------------------------------------------------------------
         4,871,355                   26,116                     28,013

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the ticker symbol PLMI on the American Stock Exchange (AMEX). As of the date of this annual report, the Company has 7,712,609 common shares outstanding and approximately 3,009 shareholders of record.

Table 3, below, sets forth the quarterly high and low prices of the Company's common stock for 1999 and 1998, as reported by the AMEX:

                                     TABLE 3


  Calendar Period                                 High             Low
-------------------------------------------------------------------------
   1999
   ----
1st Quarter                                      $ 6.250         $ 5.310
2nd Quarter                                        6.750           5.500
3rd Quarter                                        5.940           4.500
4th Quarter                                        6.130           4.440


   1998
   ----
1st Quarter                                      $ 6.250         $ 5.063
2nd Quarter                                        9.250           5.813
3rd Quarter                                        7.750           5.438
4th Quarter                                        7.000           5.063


During 1998, the Company repurchased 106,200 shares for $0.6 million, completing the $5.0 million common stock repurchases program announced in March 1997.

In 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $1.1 million of the Company's common stock. During 1998, 170,300 shares were repurchased under this plan for a total of $1.1 million.

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 63,300 shares had been repurchased under this plan for a total of $0.4 million. During 1999, 666,779 shares were repurchased under this plan for a total of $4.0 million.

Additional future repurchases may be made in the open market or through private transactions.

ITEM 6. SELECTED FINANCIAL DATA


                                                      Years ended December 31,
                                         (in thousands of dollars, except per share amounts)

                                                                 1999           1998            1997          1996           1995
                                                              ----------------------------------------------------------------------
Results of operations:
  Revenue                                                     $  37,265       $  30,120      $  31,169      $  39,751      $  54,748
  Income before income taxes                                      3,832           2,833            375          2,160          7,477
  Net Income from continuing operations                           2,345           1,679            798          2,968          5,798
  Net income from discontinued operations                           811           3,178          3,869          1,127            250
  Loss on disposition of discontinued
    operations                                                     (550)           --             --             --             --
  Net income before cumulative
    effect of accounting change                                   2,606           4,857          4,667          4,095          6,048
  Cumulative effect of accounting change                           (250)           --             --             --             --
  Net income to common shares                                     2,356           4,857          4,667          4,095          6,048
  Basic earnings per weighted-
    average common share outstanding:
    Income from continuing operations                              0.29            0.20           0.09           0.30           0.50
    Income from discontinued operations                            0.10            0.38           0.42           0.11           0.02
    Loss from disposition of discontinued
       operations                                                 (0.07)           --             --             --             --
    Cumulative effect of accounting change                        (0.03)           --             --             --             --
    Net income to common shares                                    0.29            0.58           0.51           0.41           0.52

Financial position:
  Total assets                                                $ 152,197       $ 127,546      $ 118,571      $ 120,081      $ 126,209
  Long-term secured debt                                         80,200          56,047         44,844         43,618         47,853
  Shareholders' equity                                           49,413          50,197         46,548         46,320         48,620

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trailer Leasing

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. In 1999, the Company opened three new refrigerated trailer yards. During 1999, the Company purchased $42.5 million of refrigerated trailers equipment.

Management of Investment Programs

The Company has syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication for these programs in transportation equipment and related assets, which it then manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions. The Company's interest in the earnings and distributions of Fund I will increase to 25% after the investors have received distributions equal to their original invested capital.

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

In accordance with certain limited partnerships' agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III (EGF III) and PLM Equipment Growth Fund IV (EGF IV) are expected to be liquidated by the end of 2000. Two of the limited partnerships, PLM Equipment Growth Fund (EGF I) and PLM Equipment Growth Fund II (EGF II) will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs. During this period, the Company earns lease revenue and incurs interest expense.

Commercial and Industrial Equipment Leasing and Financing

The Company funded and managed long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements were entered into with predominately investment-grade lessees and served as the basis for marketing efforts. The underlying assets represented a broad range of commercial and industrial equipment, such as: point-of-sale, materials handling, computer and peripheral, manufacturing, general purpose plant and warehouse, communications, medical, and construction and mining equipment. Through AFG, the Company was also engaged in the management of institutional programs for which it originated leases and received acquisition and management fees. The Company also earned syndication fees for arranging purchases and sales of equipment to other unaffiliated third parties.

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG) for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods financial statements have been restated.

Comparison of the Company's Operating Results for the Years Ended December 31, 1999 and 1998

The following analysis reviews the operating results of the Company:


Revenues

                                                                                                      1999                    1998
                                                                                                    --------------------------------
                                                                                                       (in thousands of dollars)
Operating lease income                                                                              $ 25,755                $ 12,012
Management fees                                                                                        8,167                   9,385
Partnership interests and other fees                                                                     657                     917
Acquisition and lease negotiation fees                                                                 1,354                   3,253
Aircraft brokerage and services                                                                         --                     1,090
(Loss) gain on the sale or disposition of assets, net                                                    (49)                  1,526
Other                                                                                                  1,381                   1,937
                                                                                                    --------                --------
  Total revenues                                                                                    $ 37,265                $ 30,120


The fluctuations in revenues between 1999 and 1998 are summarized and explained below.

                                                                                                    1999                      1998
                                                                                                  ----------------------------------
                                                                                                       (in thousands of dollars)
Refrigerated and dry van trailers                                                                  $24,591                   $ 9,743
Lease income from assets held for sale                                                               1,155                       412
Intermodal trailers                                                                                   --                       1,706
Other                                                                                                    9                       151
                                                                                                   -------                   -------
  Total operating lease income                                                                     $25,755                   $12,012


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. A $13.7 million increase in operating lease income during 1999 compared to 1998 was due to the following:

(a) A $14.8 million increase in operating lease income was generated from refrigerated and dry van trailers. The increase was due to the addition of six rental yards in 1998 and an addition of six rental yards in 1999 and purchase of $34.1 million of trailer equipment in 1998 and purchase of $42.5 million of trailer equipment in 1999.

(b) A $0.7 million increase in operating lease income was generated from assets held for sale. During 1999, the Company purchased and sold $21.8 million in marine containers to affiliated programs at cost, which approximated their fair market value. The Company earned $1.2 million in operating lease income on these marine containers during 1999 prior to their sale to the affiliated programs. During 1998, the Company owned an interest in an entity owning a marine vessel that generated $0.4 million in operating lease income. The Company sold its interest in the entity that owned the marine vessel at cost, which approximated fair market value, to an affiliated program during 1998.

These increases in operating lease income were partially offset by a $1.8 million decrease in intermodal trailer and other operating lease income due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $1.2 million during 1999, compared to 1998. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.4 million and $1.7 million for 1999 and 1998, respectively. In addition, a decrease of $0.8 million in the Company's residual interests in the programs was recorded during 1999 and 1998. The decrease in the equity interest in the earnings of the affiliated programs in 1999, compared to 1998, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the General Partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Decreases in the recorded residual value result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

Acquisition and lease negotiation fees:

During 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment, along with beneficial interests in entities that own marine containers and a commercial aircraft, for $51.7 million. In 1998, $60.4 million in transportation and other equipment and a beneficial interest in entities that own marine containers and a commercial aircraft were purchased on behalf of the EGFs. This resulted in a $1.9 million decrease in acquisition and lease negotiation fees in 1999 compared to 1998. The Company did not take acquisition and lease negotiation fees on $26.1 million of transportation and other equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Aircraft brokerage and services:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft spare part sales and brokerage subsidiary, decreased $1.1 million during 1999, compared to 1998, due to the sale of this subsidiary in August 1998.

(Loss) gain on the sale or disposition of assets, net:

During 1999, the Company recorded a $49,000 net loss on the sale or disposition of trailers. During 1998, the Company recorded $1.5 million in net gains on the sale or disposition of assets. Of this gain, $1.0 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, which the company previously leased. Also during 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

Other:

Other revenues decreased $0.6 million during 1999, compared to 1998. A $0.3 million decrease in other revenue was due to lower data processing fees earned from the affiliated programs. A $0.2 million decrease in underwriting income from Transportation Equipment Indemnity Company, Ltd. (TEI) due to TEI providing less insurance coverage to the investment programs than in previous years. TEI was liquidated during the first quarter of 2000. A $0.1 million decrease in miscellaneous income from Aeromil Holdings, Inc. due to the sale of this subsidiary in August 1998.

Costs and Expenses

                                                                                                  1999                        1998
                                                                                                ------------------------------------
                                                                                                      (in thousands of dollars)
Operations support                                                                               $14,148                     $12,383
Depreciation and amortization                                                                      8,097                       4,868
General and administrative                                                                         6,828                       7,624
                                                                                                 -------                     -------
  Total costs and expenses                                                                       $29,073                     $24,875

Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, increased $1.8 million (14%) for 1999, compared to 1998. Operations support expense related to the trailer leasing segment increased $6.3 million due to the expansion of PLM Rental, the addition of a total of 12 rental yards in 1998 and 1999 and purchase of $76.6 million trailer equipment in 1998 and 1999. This increase was partially offset by a $4.5 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998 and the sale of other transportation equipment including intermodal trailers (discussed in the operating lease income section).

Depreciation and amortization:

Depreciation and amortization expenses increased $3.2 million (66%) for 1999, compared to 1998. An increase of $3.8 million was due to an increase in refrigerated trailer equipment owned and on operating lease. This increase was partially offset by the reduction of $0.6 million in depreciation expense from intermodal trailers and other equipment due to the sale of this equipment.

General and administrative:

General and administrative expenses decreased $0.8 million (10%) during 1999, compared to 1998 due to a $0.6 million decrease in compensation and benefits expense, a $0.5 million decrease in rent and office related expenses and a $0.1 million decrease in insurance expense. These decreases were due to a decrease in staffing and office space requirements. These decreases were partially offset by an increase of $0.4 million in legal fees and professional services related to the AFG sale.

Other Income and Expenses

                                                      1999               1998
                                                     --------------------------
                                                      (in thousands of dollars)
Interest expense                                     $(5,424)           $(3,826)
Interest income                                          343                941
Other income, net                                        721                473


Interest expense:

Interest expense increased $1.6 million (42%) during 1999, compared to 1998. Interest expense increased $1.7 million due to an increase in borrowings to fund trailer purchases. The increase caused by these borrowings was partially offset by lower interest expense of $0.1 million resulting from reductions in the amount outstanding on the senior secured notes.

Interest income:

Interest income decreased $0.6 million (64%) during 1999, compared to 1998. A decrease of $0.3 million was due to lower cash balances in 1999 compared to 1998. The decrease in interest income was also due to $0.3 million of interest income recorded in 1998 for a tax refund receivable that had not previously been recognized. No similar interest income was recorded in 1999.

Other income, net:

Other income in 1999 was $0.7 million, compared to $0.5 million in 1998. Other income of $0.7 million in 1999 represents $0.8 million of mileage credit income received from the railroads, partially offset by a litigation settlement of $0.1 million. During 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and recorded an expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 11 to the consolidated financial statements).

Provision for Income Taxes

For 1999, the provision for income taxes was $1.5 million, representing an effective rate from continuing operations of 39%. For 1998, the provision for income taxes was $1.2 million, representing an effective rate from continuing operations of 41%. The increase in effective rate of 3% was due to a reversal of investment tax credit taken in 1995. The increase was offset by 1% decrease in effective rate due to additional tax loss related to Aeromil Holdings, Inc. which was sold in August 1998.

Net Income from Discontinued Operations

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG) for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. Accordingly, the Company's commercial and industrial leasing operations are accounted for as a
discontinued   operation  and  prior  periods  financial  statements  have  been restated.

Net income from discontinued operations for the year ended December 31, 1999 and 1998 are as follows (in thousands of dollars):

                                                           1999          1998
                                                         ----------------------
Revenues
Operating lease income                                   $ 10,714      $  7,935
Finance lease income                                       10,500        12,506
Management fees                                               743           818
Acquisition and lease negotiation fees                       --             721
Gain on sale or disposition of assets, net                  2,159         3,167
Other                                                       2,177         1,811
                                                         ----------------------
    Total revenues                                         26,293        26,958
                                                         ----------------------

Costs and expenses
Operations support                                          5,178         4,650
Depreciation and amortization                               9,527         6,965
                                                         ----------------------
    Total costs and expenses                               14,705        11,615
                                                         ----------------------

Operating income                                           11,588        15,343

Interest expense                                           (9,881)      (10,782)
Interest income                                               568           505
Other expenses                                               (975)         --
                                                         ----------------------
  Income before income taxes                                1,300         5,066
Provision for income taxes                                    489         1,888
                                                         ----------------------
Net income from discontinued operations                  $    811      $  3,178
                                                         ======================


Net income from discontinued operations was $0.8 million for 1999 compared to $3.2 million for 1998. Income from discontinued operations for 1999 and 1998 included revenues of $26.3 million and $27.0 million, respectively.

Operating lease income from discontinued operations increased to $10.7 million for 1999, compared to $7.9 million for 1998 due to an increase in the amount of commercial and industrial equipment owned and on operating leases. Finance lease income decreased to $10.5 million for 1999 compared to $12.5 million for 1998 due to a decrease in commercial and industrial assets that were on finance leases.

Acquisition and lease negotiation fees from discontinued operations decreased $0.7 million for 1999, compared to 1998 due to no equipment being purchased by AFG for the institutional investment programs during 1999, compared to $26.0 million in 1998, for which the Company earned $0.7 million of acquisition and lease negotiation fees.

During 1999 and 1998, AFG recorded $2.2 million and $3.2 million in gains on the sale or disposition of commercial and industrial equipment, respectively. The decrease in the gain on the sale was due to less equipment being disposed of in 1999 compared to 1998. The original cost of equipment disposed of during 1999 was $59.3 million compared to $98.6 million during 1998.

Operations support from discontinued operations increased to $5.2 million for 1999 compared to $4.7 million for 1998 primarily due to an increase in compensation expense resulting from a new bonus program initiated in 1999 to retain AFG employees during AFG's sale. Depreciation and amortization expenses increased to $9.5 million for 1999, compared to $7.0 million for 1998 due to an increase in commercial and industrial equipment on operating leases.

Interest expense of AFG decreased to $9.9 million for 1999 compared to $10.8 million for 1998 due to lower average debt outstanding during 1999, compared to 1998. Other expenses of $1.0 million in 1999 represent the expense related to the proposed initial public offering of AFG. During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore wrote off all associated offering costs.

Loss on disposition of discontinued operations

The Company recorded a $0.6 million loss on disposition of discontinued operations during 1999, there was no similar loss in 1998.

Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.3 million charge, net of tax of $0.1 million, related to start-up costs of its commercial and industrial equipment leasing subsidiary which is being accounted for as discontinued operations.

Net Income

As a result of the foregoing, 1999 net income was $2.5 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.32 and $0.31, respectively. For 1998, net income was $4.9 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.58 and $0.57, respectively.

Comparison of the Company's Operating Results for the Years Ended December 31, 1998 and 1997

The following analysis reviews the operating results of the Company:

Revenues

                                                           1998          1997
                                                       -------------------------
                                                       (in thousands of dollars)
Operating lease income                                    $12,012     $10,602
Management fees                                             9,385      10,546
Partnership interests and other fees                          917       1,306
Acquisition and lease negotiation fees                      3,253       2,356
Aircraft brokerage and services                             1,090       2,466
Gain on the sale or disposition of assets, net              1,526       1,745
Other                                                       1,937       2,148
                                                       -------------------------
  Total revenues                                          $30,120     $31,169


The fluctuations in revenues between 1998 and 1997 are summarized and explained below.

Operating lease income by equipment type:

                                                          1998           1997
                                                       -------------------------
                                                       (in thousands of dollars)

Refrigerated and dry van trailers                        $ 9,743       $ 5,539
Intermodal trailers                                        1,706         3,083
Lease income from assets held for sale                       412         1,104
Aircraft and aircraft engine                                  74           655
Marine containers                                           --             188
Other                                                         77            33
                                                       -------------------------
  Total operating lease income                           $12,012       $10,602

Operating lease income includes revenues generated from assets held for operating leases and assets held for sales that are on lease. Operating lease income increased $1.4 million during 1998, compared to 1997, due to a $4.2 million increase in operating lease income which was generated from refrigerated and dry van trailer equipment, due to an increase in the amount of these types of equipment owned and on operating lease.

These increases in operating lease income were partially offset by the following:

(a) A $2.1 million decrease in marine container, aircraft and aircraft engine, and intermodal trailer operating lease income due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets.

(b) A $0.7 million decrease in operating lease income from assets held for sale. During 1998, the Company purchased an entity owning a marine vessel that generated $0.4 million in operating lease income. The Company sold the entity that owned the marine vessel, at the Company's cost, to affiliated programs in 1998. During 1997, the Company owned a 47.5% interest in an entity that owned a marine vessel, which generated $0.5 million in operating lease income during that year. The Company sold the 47.5% interest in the entity that owned the marine vessel, at the Company's cost, to an affiliated program in 1997. In addition, during 1997, the Company owned one mobile offshore drilling unit, as well as a 25.5% interest in an entity that owned another mobile offshore drilling unit, which generated $0.6 million in operating lease income. Both of these drilling units were sold at the Company's cost to an affiliated program during the first quarter of 1997.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $1.2 million during 1998, compared to 1997. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.7 million and $2.3 million for 1998 and 1997, respectively. In addition, a decrease of $0.8 million and $1.0 million in the Company's residual interests in the programs was recorded during 1998 and 1997, respectively. The decrease in net earnings and distribution levels and residual interests in 1998, compared to 1997, resulted mainly from the disposition of equipment in certain of the EGF programs. Residual income is based on the General Partner's share of the present value of the estimated disposition proceeds of the equipment portfolios of the affiliated partnerships when the equipment is purchased. Decreases in the recorded residual value result when partnership assets are sold and the proceeds are less than the original investment in the sold equipment.

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

Aircraft brokerage and services:

Aircraft brokerage and services revenue, which represents revenue earned by Aeromil Holdings, Inc., the Company's aircraft spare part sales and brokerage subsidiary, decreased $1.4 million during 1998, compared to 1997. A decrease of $1.2 million in spare parts sales was due to decrease demand for this product and a decrease of $0.2 million was due to the sale of this subsidiary in August 1998.

Gain on the sale or disposition of assets, net:

During 1998, the Company recorded $1.5 million in net gains on the sale or disposition of assets. Of this gain, $1.0 million resulted from the sale or disposition of an aircraft engine, a 20% interest in a commuter aircraft, and trailers, which the Company previously leased. Also during 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million. During 1997, the Company recorded $1.7 million in net gains on the sale or disposition of assets. Of this gain, $1.1 million resulted from the sale or disposition of trailers, storage equipment, marine containers, and commuter aircraft, which the Company previously leased. Also during 1997, the Company purchased and subsequently sold two commercial aircraft to an unaffiliated third party for a net gain of $0.8 million. These gains were partially offset by a $0.2 million adjustment to reduce the estimated net realizable value of certain trailers.

Costs and Expenses

                                                        1998            1997
                                                       -------------------------
                                                       (in thousands of dollars)
Operations support                                     $12,383         $13,166
Depreciation and amortization                            4,868           4,489
General and administrative                               7,624           9,536
                                                       -------------------------
  Total costs and expenses                             $24,875         $27,191


Operations support:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, costs of goods sold, and provision for doubtful accounts, decreased $0.8 million (6%) in 1998, compared to 1997. A $2.6 million decrease in operations support expenses related to the management of investment programs and other transportation equipment leasing segment, and other expenses mainly due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998 and the sale of other transportation equipment including intermodal trailers. These decreases were partially offset by the increase of $1.8 million in additional costs due to the expansion of PLM Rental, with the addition of six rental yards in 1998 and new trailers being purchased for the existing yards.

Depreciation and amortization:

Depreciation and amortization expenses increased $0.4 million (8%) for 1998, compared to 1997. An increase of $2.1 million was due to an increase in refrigerated trailer equipment owned and on operating lease. This increase was partially offset by the reduction in depreciation expense related to aircraft, marine container, and intermodal trailer portfolios due to the sales and disposition of this equipment.

General and administrative:

General and administrative expenses decreased $1.9 million (20%) during 1998, compared to 1997, primarily due to a $0.4 million decrease in compensation and benefits expense as a result of a decrease in staffing requirements, a $0.5 million decrease in expenses related to the Company's response to shareholder-sponsored initiatives in 1997, a $0.5 million decrease in legal fees related to the Koch and Romei actions, a $0.2 million decrease in rent expense, and a $0.3 million decrease in expenses related to the redemption of stock options.

Other Income and Expenses

                                                        1998             1997
                                                       -------------------------
                                                      (in thousands of dollars)
Interest expense                                       $(3,826)         $(4,572)
Interest income                                            941            1,311
Other income (expenses), net                               473             (342)


Interest expense:

Interest expense decreased $0.7 million (16%) during 1998, compared to 1997, primarily due to reductions in the amounts outstanding on the senior secured loan.

Interest income:

Interest income decreased $0.4 million (28%) million during 1998. Interest income decreased $0.7 million due to decrease in average cash balances in 1998 compared to 1997. This decrease was partially offset by $0.3 million of interest income related to a tax refund recorded in 1998.

Other income (expenses), net:

In 1998, other income was $0.5 million, compared to $0.3 million of expense for 1997. During 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit against Tera Power Corporation and recorded expense of $0.3 million related to a legal settlement for the Koch and Romei actions (refer to Note 11 to the consolidated financial statements). During 1997, other expenses of $0.3 million represented an accrual for a litigation settlement that was paid in 1998.

Provision for Income Taxes

For 1998, the provision for income taxes was $1.2 million, representing an effective rate from continuing operations of 41%. For 1997, the Company recognized a benefit for income taxes of $0.4 million. In 1997, the Company's income tax rate included the benefit of certain income earned from foreign activities that has been permanently invested outside the United States. The Company did not earn any income of this type during 1998 (refer to Note 10 to the consolidated financial statements).

Net Income from Discontinued Operations

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG) for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. Accordingly, the Company's commercial and industrial leasing operations are accounted for as a
discontinued   operation  and  prior  periods  financial  statements  have  been restated.

Net income from discontinued operations for the year ended December 31, 1998 and 1997 are as follows (in thousands of dollars):

                                                           1998          1997
                                                         ----------------------
Revenues
Operating lease income                                   $  7,935      $  5,175
Finance lease income                                       12,506         8,657
Management fees                                               818           729
Acquisition and lease negotiation fees                        721           828
Gain on sale or disposition of assets, net                  3,167         1,975
Other                                                       1,811         1,132
                                                         ----------------------
    Total revenues                                         26,958        18,496
                                                         ----------------------

Costs and expenses
Operations support                                          4,650         3,403
Depreciation and amortization                               6,965         3,958
                                                         ----------------------
    Total costs and expenses                               11,615         7,361
                                                         ----------------------

Operating income                                           15,343        11,135

Interest expense                                          (10,782)       (5,319)
Interest income                                               505           324
                                                         ----------------------
  Income before income taxes                                5,066         6,140
Provision for income taxes                                  1,888         2,271
                                                         ----------------------
Net income from discontinued operations                  $  3,178      $  3,869
                                                         ======================


Net income from discontinued operations was $3.2 million for 1998 compared to $3.9 million for 1997. Income from discontinued operations for 1998 and 1997 included revenues of $27.0 million and $18.5 million, respectively.

Operating lease income from discontinued operations increased to $7.9 million for 1998, compared to $5.2 million for 1997 due to an increase in the amount of commercial and industrial equipment owned and on operating lease. Finance lease income increased to $12.5 million for 1999 compared to $8.7 million for 1998 due to an increase in commercial and industrial assets that were on finance lease.

Acquisition and lease negotiation fees from discontinued operations decreased to $0.7 million for 1998, compared to $0.8 million for 1997 due to less equipment being purchased by AFG for the institutional programs. Equipment purchased by AFG for the institutional programs was $26.0 million during 1998, compared to $29.6 million for 1997.

During 1998 and 1997, AFG recorded $3.2 million and $2.0 million, gain on the sale or disposition of commercial and industrial equipment, respectively.

Operations support from discontinued operations increased to $4.7 million for 1998 compared to $3.4 million for 1997 primarily due to an increase in compensation and benefits expense resulting from increased staffing. Depreciation and amortization expenses increased to $7.0 million for 1998, compared to $4.0 million for 1997 due to an increase in the commercial and industrial equipment on operating lease.

Interest expense increased to $10.8 million for 1998 compared to $5.3 million for 1997 due to higher average debt outstanding during 1998, compared to 1997.

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

Liquidity in 2000 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of trailer equipment leasing transactions, additional borrowings, and the proceeds from sale of AFG. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing:

FSI Warehouse Credit Facility: Assets acquired and held on an interim basis by FSI for sale to affiliated programs or third parties have, from time to time, been partially funded by a $24.5 million warehouse credit facility. This facility is also used to temporarily finance the purchase of trailers prior to permanent financing being obtained. Borrowings under this facility secured by trailers are limited to $12.0 million. This facility was amended on December 15, 1999 to extend this facility until June 30, 2000. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

This facility is shared with Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I). Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus
162.5 basis points, at the option of the Company. As of December 31, 1999 and March 17, 2000, the Company had no outstanding borrowings under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower. No other eligible borrowers had amounts outstanding.

Senior Secured Notes: On June 28, 1996, the Company closed a floating-rate senior secured note agreement that allowed the Company to borrow up to $27.0 million within a one-year period. On September 22, 1998, the Company amended the note agreement to allow the Company to borrow an additional $10.0 million under the facility during the period from September 22, 1998 through October 15, 1998. During this period, the Company borrowed $10.0 million. During 1999, the Company repaid $7.5 million on this facility. The facility bears interest at LIBOR plus 240 basis points. As of December 31, 1999, the Company had $20.7 million outstanding under this agreement. As of March 17, 2000, the Company had $18.8 million outstanding under this agreement. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest- only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

Senior Secured Loan: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $8.8 million as of December 31, 1999 and March 17, 2000, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of December 31, 1999, the cash collateral balance for this loan was $46,000 and is included in restricted cash and cash equivalents on the Company's balance sheet. During 1999, the Company repaid $5.9 million on this facility. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001. The senior secured loan agreement contains financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage. The senior secured loan also contains a covenant requiring diversification of the equipment in the collateral pool. The Company is not in compliance with this covenant as virtually all of the pledged equipment are trailers. The lender has verbally waived this covenant and is expected to waive it in the future.

Other Secured Debt: As of December 31, 1999, the Company had $36.0 million outstanding under eight debt agreements, bearing interest from 5.35% to 7.05%, each with payments of $0.1 million due monthly in advance. The debt is secured by certain trailer equipment and allows the Company to buy the equipment at a fixed price at the end of the loan. During 1999, the Company repaid $2.2 million on the eight debt agreements. The final payments under these eight debt agreements total $9.1 million due between December 2005 and October 2006.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of December 31, 1999 and March 17, 2000, the Company had borrowed $14.7 million under this facility. Payments of $0.1 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006.

AFG Warehouse Credit Facility: The Company had a warehouse credit facility which allowed the Company to borrow up to $50.0 million to be used to acquire assets on an interim basis prior to placement in the Company's nonrecourse securitization facility, sold to institutional programs or syndication to unaffiliated third parties. Interest accrued at prime or LIBOR plus 137.5 basis points, at the option of the Company. On December 10, 1999, the Company amended AFG's warehouse credit facility to extend the facility to April 21, 2000, and lowered the amount available to be borrowed from $60.0 million to $50.0 million. As of December 31, 1999, the Company had $38.2 million in borrowings outstanding under this facility. The Company was the sole borrower under this facility. This facility provided borrowings for 100% of the present value of the lease stream from the assets collateralized in this facility, up to 90% of original equipment cost of the assets held in this facility. This facility was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

Nonrecourse Securitized Debt: The Company had available a nonrecourse securitization facility to be used to acquire assets by AFG secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that had terms from one to seven years. The facility allowed the Company to borrow up to $125.0 million through October 10, 2000. Repayment of the facility matched the terms of the underlying leases. The securitized debt beard interest equivalent to the lender's cost of funds based on commercial paper market rates for the determined period of borrowing, plus an interest rate spread and fees (6.39% and 6.46% as of December 31, 1999 and 1998, respectively). As of December 31, 1999 and 1998, there were $102.1 million and $103.6 million in borrowings under this facility, respectively. The Company was required to hedge at least 90% of the aggregate discounted lease balance (ADLB) of those leases used as collateral in its nonrecourse securitization facility. As of December 31, 1999, 90% of the ADLB had been hedged. This debt was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

In addition to the $125.0 million nonrecourse debt facility discussed above, the Company also had $4.4 million in nonrecourse notes payable outstanding at December 31, 1999 secured by direct finance leases on commercial and industrial equipment at AFG that had terms corresponding to the note repayment schedule that began November 1997 and ends March 2001. The notes bore interest from 8.32% to 9.5% per annum. This debt was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

Trailer leasing:

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities lease only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. In 1999, the Company opened three new refrigerated trailer yards. During 1999, the Company purchased $42.5 million in refrigerated trailer equipment and sold refrigerated and dry van trailers with a net book value of $0.6 million for proceeds of $0.5 million.

Other transportation equipment leasing and other:

During 1999, the Company generated proceeds of $21.8 million from the sale of assets sold to affiliated programs at cost, which approximated their fair market value.

Management believes that, through debt financing, possible sales of equipment, proceeds from the sale of AFG, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs.

Stock repurchase program:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of March 17, 2000, 784,080 shares had been repurchased under this plan for a total of $4.7 million.

Effects of the Year 2000

To date, the Company has not experienced any material Year 2000 issues with either its internally developed software or purchased software. In addition, to date the Company has not been impacted by any Year 2000 problems that may have impacted our customers and suppliers. The amount the Company has spent related to Year 2000 issues has not been material. The Company continues to monitor its systems for any potential Year 2000 issues.

Inflation

There was no material impact on the Company's operations as a result of inflation during 1999, 1998, or 1997.

Geographic Information

For geographic information, refer to Note 17 to the consolidated financial statements.

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

Trends

The Company opened six new rental facilities in 1999 and purchased $42.5 million in refrigerated trailer equipment. The Company expects to continue to purchase additional refrigerated trailer equipment in the future.

In 1996, the Company announced that it would no longer syndicate equipment leasing programs. As a result of this decision, revenues, earned from managed programs which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the programs liquidate and the managed equipment portfolio becomes permanently reduced.

In October 1999, the Company announced that the Company had engaged investment bankers to develop strategic alternatives to maximize shareholder value including the possible sale of part or all of the Company. In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the

Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale.

The Company continues to monitor costs and expenses for potential reductions in all areas.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the implicit rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities, senior secured notes, and certain other secured debt financing for trailer equipment are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.3 million in 2000, $0.1 million in 2001, $36,000 in 2002, and $19,000 in 2003. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.5 million in 2000, $0.2 million in 2001, $0.1 million in 2002, and $36,000 in 2003.

The Company hedged borrowings under the nonrecourse securitization facility, effectively fixing the rate of these borrowings. The Company was required to hedge against the risk of interest rate increased for those leases used as collateral for its nonrecourse securitization facility, but the Company generally did not enter into hedges for leases designated for sale to institutional programs, or for syndication, or for leases of transportation equipment. Such hedging activities limited the Company's ability to participate in the benefits of any decrease in interest rates with respect to the hedged portfolio of leases, but also protected the Company from increases in interest rates for the hedged portfolio. This debt was repaid and terminated in March 1, 2000 concurrent with the sale of AFG. All of the Company's other financial assets and liabilities are at fixed rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this report. See
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of the filing date of this report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                             Age             Position
-------------------------------------------------------------------------------------------------------------
Robert N. Tidball                61              Chairman of the Board, Director, President, and Chief
                                                 Executive Officer, PLM International, Inc.

Randall L-W. Caudill             52              Director, PLM International, Inc.

Douglas P. Goodrich              53              Director and Senior Vice President, PLM International, Inc.

Warren G. Lichtenstein           34              Director, PLM International, Inc.

Howard M. Lorber                 51              Director, PLM International, Inc.

Harold R. Somerset               64              Director, PLM International, Inc.

Robert L. Witt                   60              Director, PLM International, Inc.

Stephen M. Bess                  53              President, PLM Investment Management, Inc.; Vice
                                                 President and Director, PLM Financial Services, Inc.

Richard K Brock                  37              Vice President and Chief Financial Officer, PLM
                                                 International, Inc.

Susan C. Santo                   37              Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc.


Robert N. Tidball was appointed Chairman of the Board of Directors in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989, and his current three-year term as a Class I director expires at the 2000 annual meeting of shareholders of the Company. Mr. Tidball also serves as the Chairman of the Executive Committee of the Board of Directors. Between 1987 and 1989, Mr. Tidball held various executive positions with subsidiaries of PLM International.

Randall L-W. Caudill was elected to the Board of Directors in September 1997 and his current three-year term as a Class II director expires at the 2001 annual meeting of shareholders of the Company. He serves on the Executive Committee, the Compensation Committee and the Audit Committee (Chairman) of the Board of Directors. Mr. Caudill is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners in 1997, Mr. Caudill held senior investment banking positions at Prudential Securities from 1987 to 1997, and before that at Morgan Grenfell Inc. and The First Boston Corporation. Mr. Caudill also serves as a director of SBE, Inc., a publicly-held company, and various other companies.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, and appointed Senior Vice President of PLM International in March 1994. Prior to 1994, Mr. Goodrich served as an executive officer of the Company and several of its subsidiaries since joining the Company in 1987. Mr. Goodrich's current three-year term as a Class II director expires at the 2001 annual meeting of shareholders of the Company.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998 and his current three-year term as a Class III director expires at the 2002 annual meeting of shareholders of the Company. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners L.L.C., the general partner of Steel
Partners II, L.P., which is PLM International's largest shareholder. Additionally, Mr. Lichtenstein is Chairman of the Board of Directors for each of Aydin Corporation, a New York Stock Exchange-listed defense electronics concern, and Gateway Industries, Inc., and serves on the boards of directors of Rose's Holdings, Inc. and Saratoga Beverage Group, Inc., each a publicly-held company.

Howard M. Lorber was elected to the Board of Directors in January 1999 and his current three-year term as a Class III director expires at the 2002 annual meeting of shareholders of the Company. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation, and serves on the boards of several community service organizations.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994 and his current three- year term as a Class II director expires at the 2001 annual meeting of shareholders of the Company. Mr. Somerset serves on the Executive Committee, the Compensation Committee (Chairman) and the Audit Committee of the Board of Directors. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

Robert L. Witt was elected to the Board of Directors in June 1997 and his current three-year term as a Class I director expires at the 2000 annual meeting of shareholders of the Company. He serves on the Executive Committee, the Compensation Committee and the Audit Committee of the Board of Directors. Since January 2000, Mr. Witt has been the President and Chief Executive Officer of 1201 Financial & Insurance Services, Inc., a financial and insurance services company. He also has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public, since 1993. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International since June 1997. Prior to June 1997, Mr. Brock served the Company as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed Vice President, Secretary, and General Counsel of PLM International in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 1999, 1998 and 1997, a summary of compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (together, the "named executive officers") at December 31, 1999:

                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation              Long-Term Compensation

                                                                   Restricted    Securities
                                                                      Stock      Underlying        All Other
                                       Salary(1)      Bonus (2)    Awards (3)   Options (4)     Compensation(5)
Name and Principal Position   Year        ($)            ($)           ($)          (#)               ($)
------------------------------------------------------------------------------------------------------------------
Robert N. Tidball             1999      323,400           --           --            --              5,304
President, Chief              1998      311,000        180,000       80,000       110,000            5,971
Executive Officer             1997      300,000        172,500       76,670          --              6,682

Douglas P. Goodrich           1999      205,333           --           --            --              5,304
Senior Vice President         1998      197,733         80,000       106,672       85,000            5,971
                              1997      190,000         75,000       100,000         --              6,682

Donald R. Dugan(6)            1999      188,817        202,250         --            --              5,304
President, American           1998      179,733         50,000         --          50,000            5,971
Finance Group, Inc.           1997      150,000        105,000       46,669          --              6,682

Stephen M. Bess               1999      183,417         42,560         --            --              5,304
President, PLM Investment     1998      176,417         52,500       23,334        20,000            5,971
Management, Inc.              1997      170,000         52,500       23,334          --              6,682

Susan C. Santo                1999      176,417         40,000         --            --              5,304
Vice President, General       1998      170,000         80,000         --          40,000            5,971
Counsel and Secretary         1997      115,167         25,000         --            --              6,682

(1) Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed the lesser of $50,000 or 10% of the aggregate salary and bonus compensation for each named executive officer.

(2) Bonus compensation reflects the amount earned in the designated year, but paid in the immediate subsequent year, except that, Mr. Bess, as the officer responsible for marine container transactions for the Company's equipment acquisition subsidiary, PLM Transportation Equipment Corporation, was paid $32,560 in 1999 pursuant to a commission incentive plan based on the dollar amount of certain containers purchased in 1998/1999.

(3) Restricted stock (also referred to as "Bonus Shares") was awarded pursuant to the 1996 PLM International, Inc. (Mandatory Management Stock Bonus Plan. Bonus Shares were granted in substitution of cash bonus compensation earned in the designated year, though shares were actually granted in January of the subsequent year. The number of Bonus Shares granted equals the amount of cash bonus awarded by the Board of Directors to a designated recipient, multiplied by an allocation ratio applicable to such recipient, multiplied by 1.334 (to compensate recipients for the restricted nature of the shares and risk of forfeiture) divided by the fair market value of the Company's common stock on the effective date of grant. The fair market value is equal to the closing price of the Company's common stock on the effective date of grant or the immediately preceding trading day if the grant day was a non-trading day. Cash bonus compensation earned in a designated year is reduced by an amount equal to the amount of cash bonus earned in the designated year multiplied by the allocation ratio applicable to the recipient. Bonus Shares granted pursuant to this plan generally vest ratably over three years, except that in connection with the Company's sale of all of the issued and outstanding common stock of American Finance Group, Inc. on March 1, 2000, the Bonus Shares granted to Mr. Dugan were fully vested as of March 1, 2000. Non-vested Bonus Shares are subject to forfeiture in the event the recipient voluntarily terminates his or her employment with the Company. The allocation ratio for the Bonus Shares granted in substitution of cash bonus earned in 1998 and 1997, the resulting awards of Bonus Shares, and the reduction in cash bonus are as follows for each of the named executive officers:

                                           Bonus Shares Awarded        Reduction in Cash Bonus
                               Allocation  ---------------------        ---------------------
              Name               Ratio        1998          1997          1998          1997
              ----               -----        ----          ----          ----          ----

     Robert N. Tidball            25%        13,606        14,960       $60,000       $57,500
     Douglas P. Goodrich          50%        18,141        19,513        80,000        75,000
     Donald R. Dugan              25%          --           9,106          --          35,000
     Stephen M. Bess              25%         3,968         4,553        17,500        17,500


(4) Comprised of options granted effective May 12, 1998, pursuant to the Company's 1998 Management Stock Compensation Plan, which was approved by the Board of Directors on May 12, 1998. The options have an exercise price of $6.813 per share. All options vest ratably over three years and expire on May 12, 2008, except that in connection with the Company's sale of all of the issued and outstanding common stock of American Finance Group, Inc. on March 1, 2000, the options granted to Mr. Dugan were fully vested as of March 1, 2000.

(5) Includes for 1999, contributions made by the Company pursuant to the PLM International, Inc. Profit Sharing and 401(k) Plan to each of the named executive officer's accounts as follows: $4,000 in 401(k) matching contributions and $731 in profit-sharing contributions (an equal amount of profit-sharing contributions were made to the retirement accounts of each of the Company's eligible employees). Also includes for each named executive officer Company-paid premiums in the amount of $573 for term life insurance.

(6) On March 1, 2000, the Company sold all of the issued and outstanding common stock of American Finance Group, Inc. to Guaranty Federal Bank, FSB. Accordingly, Mr. Dugan is no longer employed by the Company or any of its subsidiaries.


STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the last fiscal year by each of the named executive officers and the December 31, 1999 value of unexercised options held by each of the named executive officers as of such date:

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR-END OPTION VALUES

--------------------------------------------------------------------------------------------------------------
                                                                Number of Securities      Value of Unexercised
                                                                     Underlying               In-the-Money
                                                               Unexercised Options at         Options at
                                                                 December 31, 1999         December 31, 1999
                                   Shares
                                Acquired on        Value            Exercisable/              Exercisable/
            Name                Exercise (1)     Realized          Unexercisable            Unexercisable(2)
--------------------------------------------------------------------------------------------------------------
Robert N. Tidball (3)              65,000        $243,750          121,666/73,334                $304,375/--
Douglas P. Goodrich(4)             10,000         36,250            83,333/56,667                 156,875/--
Donald R. Dugan, Jr.(5)               --             --             46,667/33,333                  78,750/--
Stephen M. Bess (6)                   --             --             16,667/13,333                  38,750/--
Susan C. Santo (7)                    --             --             13,333/36,667                      --/--

---------------------
(1) All of the options exercised were granted in 1992 and had an exercise price of $2.00 per share.

(2) Options granted in 1992 have an exercise price of $2.00; options granted in 1996 have an exercise price of $3.25; and options granted in 1998 have an exercise price of $6.813. The closing price of the Company's common stock on the American Stock Exchange on December 31, 1999 was $5.875 per share.




(3) On December 31, 1999, Mr. Tidball had outstanding options granted in 1992 to purchase 65,000 shares of common stock, options granted in 1996 to purchase 20,000 shares of common stock and options granted in 1998 to purchase 110,000 shares of common stock.

(4) On December 31, 1999, Mr. Goodrich had outstanding options granted in 1992 to purchase 10,000 shares of common stock, options granted in 1996 to purchase 45,000 shares of common stock and options granted in 1998 to purchase 85,000 shares of common stock.

(5) On December 31, 1999, Mr. Dugan had outstanding options granted in 1996 to purchase 30,000 shares of common stock and options granted in 1998 to purchase 50,000 shares of common stock.

(6) On December 31, 1999, Mr. Bess had outstanding options granted in 1992 to purchase 10,000 shares of common stock and options granted in 1998 to purchase 20,000 shares of common stock.

(7) On December 31, 1999, Ms. Santo had outstanding options granted in 1998 to purchase 40,000 shares of common stock.


PENSION BENEFITS

The following table sets forth certain information regarding annual benefits payable in specified compensation and years of service classifications under the Company's nonqualified supplemental retirement income plan:


Average Annual Compensation       Annual Payout to be Received in Each of Five
During Last Five Years of           Years Following Later of Termination of
      Employment(1,2)                 Employment or Attainment of Age 60
--------------------------------------------------------------------------------
                                         Credited Years of Service(3)
                              -----------------------------------------------
                                  5                   10                15
                              --------             --------          --------
        $100,000              $ 25,000             $ 50,000          $ 75,000
         140,000                35,000               70,000           105,000
         180,000                45,000               90,000           135,000
         220,000                55,000              110,000           165,000
         260,000                65,000              130,000           195,000
         300,000                75,000              150,000           225,000
         400,000               100,000              200,000           300,000

(1) The Company's nonqualified supplemental retirement income plan provides that an executive participating in the plan is generally entitled to receive for a period of 60 months, commencing upon the later of attainment of age 60 or termination of employment, an amount equal to the product of
     (a) 5%, (b) number of years of employment with PLM International, its affiliates or predecessors (up to a maximum of 15 years) and (c) average monthly base compensation during the most recent consecutive months of employment (not to exceed 60) preceding termination of employment. Obligations under the plan are funded by general corporate funds and insurance policies on the lives of the participants. For purposes of computing benefits under the plan, compensation includes only salaries and wages and does not include bonuses. Benefits payable are not subject to any deduction for social security or other offset amounts. The annual base compensation 60-month averages at December 31, 1999 for the named executive officers were as follows: Mr. Tidball, $306,800; Mr. Goodrich, $194,200; Mr. Bess, $166,467; and Ms. Santo, $117,694.

(2) Benefits under the plan generally vest over a five-year period. Vesting is accelerated immediately to 100% in the event of a change in control of the Company, and the participating executive is deemed to have attained age 60 prior to such change in control. The Board of Directors has discretion to accelerate the date for making payments under the plan in the event of a change in control.

(3)  Years of credited service for the named executive officers are as follows:

                                  Years
                                  -----
Robert N. Tidball                  14
Douglas P. Goodrich                12
Stephen M. Bess                    17
Susan C. Santo                      9


COMPENSATION OF DIRECTORS

Each  non-employee  director  of the  Company  (Messrs.  Caudill,  Lichtenstein,
Lorber, Somerset, and Witt) receives a monthly retainer of $2,000 and a per-meeting fee of $1,000 for meetings of the Board of Directors and the Executive Committee attended in person ($250 for meetings attended by telephone). A fee of $250 per meeting is paid to all non-employee directors for meetings of all other committees of the Board of Directors.

Additionally, each non-employee director of the Company is entitled to participate in the Directors' 1995 Nonqualified Stock Option Plan (the "1995 Directors' Plan") which was adopted by the Board of Directors on January 25, 1995, and the Directors' 2000 Nonqualified Stock Option Plan (the "1995 Directors' Plan") which was adopted by the Board of Directors on February 1, 2000. The Company reserved 120,000 shares with respect to which options may be granted under the 1995 Directors' Plan, and 70,000 shares with respect to which options may be granted under the 2000 Directors' Plan. The 1995 Directors' Plan provides that each non-employee director of the Company is granted on February 1 of each year options to purchase 10,000 shares of common stock of the Company, or, if the number of shares available for grant is insufficient, options are granted pro rata to each eligible director to the extent shares are available under the Directors' 1995 Plan. On February 1, 2000, 10,000 shares were available for grant under the Directors' 1995 Plan, and each of the five non-employee directors of the Company were granted options to purchase 2,000 shares of common stock. The 2000 Directors' Plan provides for a grant on February 1, 2000 to each non-employee director of the Company, an option to purchase 8,000 shares of common stock. Both directors' plans provide that the exercise price of options granted under such plans shall be the closing price of the common stock on the American Stock Exchange as of the date as of which the options were granted, that such options generally vest pro rata over a three-year period, and that vested options held by a non-employee director who ceases to be a director of the Company may be exercised within six months after ceasing to be a director. Accordingly, on February 1, 2000, each non-employee director of the Company was granted options to purchase a total of 10,000 shares of common stock of the Company at an exercise price of $6.188 per share.

AGREEMENTS WITH EXECUTIVE OFFICERS

The Company and its Chief Executive Officer and four other named executive officers are parties to employment agreements, termination of employment arrangements and/or change in control arrangements as further described herein.

The Company has entered into an Employment Agreement (the "Employment Agreement") with each of Robert N. Tidball, Douglas P. Goodrich, Stephen M. Bess and Susan C. Santo. The Employment Agreements are designed to encourage those employees to remain in the employ of the Company and to reinforce their continued attention and dedication to their duties in the event of an unsolicited attempt to take over control of the Company. The Employment Agreements have three-year terms from the date on which they were entered into (the "Original Term") and are automatically extended for one additional year on each succeeding anniversary thereof unless earlier terminated by the Company or the employee. Each Employment Agreement contains provisions governing salary, bonus and participation in Company benefit plans, and provides in certain events for payments to the employee upon termination of his or her employment with the Company.

The Employment Agreements provide that, if, following an unsolicited change in control, the Company terminates the employee other than for cause or if the employee terminates his or her employment for good reason (including, without limitation, any demonstrable and material diminution of the compensation, duties, responsibilities, authority or powers of the employee), then the Company is required to pay the employee the sum of (a) the employee's annual base compensation rate then in effect multiplied by the number of years in the Original Term (up to 2.99 years), (b) an amount equal to the greater of the amount paid and/or payable to or due the employee under the Company's bonus or incentive plans (i) for the Company's fiscal year prior to the fiscal year of any change in control or (ii) for the immediately preceding fiscal year, multiplied by the number of years in the Original Term (up to 2.99 years) and
(c) all other cash benefits due the employee. In addition if, following an unsolicited change in control, the employee terminates his or her employment for good reason, all options to purchase stock of the Company granted to such employee immediately become fully vested and any restrictions on the exercise of such options lapse.

For purposes of the Employment Agreements, a change in control is generally defined to include, among other things, (a) any Person acquiring Beneficial Ownership (as such terms are defined in the Employment Agreements) of 36% or more of the combined voting power of the Company's securities, (b) any Person, who did not have Beneficial Ownership of 5% or more of the voting power of the Company's securities on the date the Employment Agreement was entered into, subsequently acquiring Beneficial Ownership of more than 15% of such voting power or (c) a change in the Board of Directors of the Company due to proxy solicitations or other actions to influence voting at a meeting of stockholders of the Company by a Person who has Beneficial Ownership of 5% or more of the voting power of the Company, and which causes the Continuing Directors (as defined below) to cease to be a majority of the Board of Directors, unless such event(s) have been approved by a majority of the Continuing Directors. "Continuing Directors" are those who (a) were directors on the date the Employment Agreement was entered into, (b) were appointed or recommended for election by a majority of those who were directors on such date, or (c) were appointed or recommended by a majority of those directors described in (a) and
(b) above.

The Employment Agreements are structured so that no excess payments within the meaning of Section 280G of the Code will be made to the employee. If a change in control as defined in the Employment Agreements occurred on the date hereof and the employment of each of the following named executive officers was immediately terminated without cause, based on certain assumptions, the following would be the amounts of post- employment compensation benefits provided under the Employment Agreements: Mr. Tidball, $1,007,510; Mr. Goodrich, $640,577; Mr. Bess, $572,166; and Ms. Santo, $669,999.

The Company has also entered into a Severance Agreement (the "Severance Agreement") with each of Robert N. Tidball, Douglas P. Goodrich and Susan C. Santo. The Severance Agreements were entered into in connection with the Board of Director's decision to explore strategic and financial alternatives for maximizing shareholder value, including a transaction or transactions representing a merger, consolidation, business combination or sale of all or a substantially all of the business, securities or assets of the Company, and are designed to encourage those employees to remain in the employ of the Company and to act vigorously and constructively in connection with any negotiations being conducted regarding any such transaction. The Severance Agreements have a term from January 1, 2000 through December 31, 2000 so long as no change in control has occurred on or before December 31, 2000, or, in the event a change in control has occurred prior to December 31, 2000, until the employee's employment has been terminated by the Company or the employee, and all obligations under the Severance Agreement have been met.

For purposes of the Severance Agreements, a change in control is generally defined to mean (a) any Person acquiring Beneficial Ownership (as such terms are defined in Rule 13d-3 of the Exchange Act) of more than 50% of the combined voting power of the Company's securities, (b) a merger, consolidation or reorganization involving the Company, (c) the sale or other disposition of the Company's subsidiary American Finance Group, Inc. followed by the sale or other disposition of the Company's trailer leasing business, (d) the sale or other disposition of all or substantially all of the assets of the Company (excluding the sales or dispositions referred to in (c)), or a sale or other disposition of the Company's subsidiary PLM Financial Services, Inc., or (e) the stockholders of the Company approve a plan of dissolution or liquidation of the Company.

Upon the occurrence of a change in control, each Severance Agreement provides for the acceleration and full vesting of all stock grants and options to purchase stock of the Company granted to the employee, that any restrictions on the grants and options shall lapse, and that the employee may elect that the Company "cash-out" the grants and/or options by paying the employee the value of the grants and/or options. Additionally, upon a change in control, the employee is deemed to have attained age 60 prior to the change in control and to be fully vested under and for the purposes of the Company's nonqualified supplemental retirement income plan. Each of the Severance Agreements also provides that, following a termination which requires the payment of severance (as described below), the employee may elect that the Company pay to employee in a lump sum the present value of the total amount of any payments due to be paid pursuant to the Company's nonqualified supplemental retirement income plan.

The Severance Agreements entered into with each of Mr. Tidball and Mr. Goodrich provide that, in the event employee's employment with the Company is terminated at will by either the Company or the employee following a change in control consisting of the sale or other disposition of the Company's subsidiary American Finance Group, Inc. followed by the sale or other disposition of the Company's trailer leasing business, or without cause by the Company or for good reason by the executive following any other change in control transaction, then, following any such termination, Mr. Tidball will be paid a severance amount equal to three years of his annual base salary and Mr. Goodrich will be paid a severance amount equal to two years of his annual base salary.

The Severance Agreement entered into with Ms. Santo provides that in the event her employment with the Company is terminated without cause by the Company or for good reason by Ms. Santo following a change in control transaction, then, following any such termination, Ms. Santo will be paid a severance amount equal to one year of her annual base salary.

The Severance Agreements are structured so that no excess payments within the meaning of Section 280G of the Code will be made to the employee pursuant to the Severance Agreements. Additionally, if a change in control transaction as defined in the Severance Agreements occurs, and the transaction is also deemed to be a change in control as defined under the Employment Agreements, then the terms and conditions of the Employment Agreements govern and supercede the Severance Agreements.

If a change in control as defined in the Severance Agreements occurred on the date hereof and the employment of each of the following named executive officers was immediately terminated without cause, based on certain assumptions, the following would be the amounts of post-employment compensation benefits provided under the Severance Agreements: Mr. Tidball, $1,010,880; Mr. Goodrich, $428,480; and Ms. Santo, $184,080.

The Company's wholly owned subsidiary PLM Financial Services, Inc. entered into a Severance Agreement (the "Agreement") with Stephen M. Bess in December 1996, in order to provide incentives to retain Mr. Bess. The Agreement provides that Mr. Bess will be paid a severance amount equal to twenty four months of his base salary in the event he is terminated from employment with PLM Financial Services, Inc. for any reason other than a resignation, cause or disability. If Mr. Bess was immediately terminated without cause, based on certain assumptions, he would be paid $16,666 per month for 24 months under the Agreement.

The Company's former wholly owned subsidiary American Finance Group, Inc. ("AFG") entered into an Employment Agreement (the "AFG Agreement") with Donald
R. Dugan, Jr. in January 1999, with a term through June 30, 2000, in order to provide incentives to retain Mr. Dugan during the time that the Company explored strategic alternatives for AFG. The AFG Agreement contains provisions governing salary, bonus and participation in AFG benefit plans. The AFG Agreement provides that Mr. Dugan would be paid a retention bonus of $47,250 in the event that he remained employed by AFG through December 31, 1999 so long as no change in control of AFG occurred during that period, or for six months following a change in control of AFG occurring on or before December 31, 1999. Mr. Dugan was paid this retention bonus in January 2000 because there was no change in control of AFG as of December 31, 1999. The Agreement also provides that, in the event Mr. Dugan's employment is terminated by AFG without cause or by Mr. Dugan for good reason on or before June 30, 2000, then he will be paid a severance amount equal to two years of his annual base salary. The Company has no further obligations under the AFG Agreement.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee of the Board of Directors (the "Committee") is responsible for advising and recommending to the Board of Directors of the Company policies governing executive compensation and the Company's incentive compensation plans. The Company's executive compensation programs are designed to attract and retain executives capable of leading the Company to meet its business objectives and to motivate them to enhance long-term stockholder value. The Committee is also responsible for determining the annual compensation levels for the Company's Chief Executive Officer and other executive officers, subject to review by the disinterested members of the Board of Directors. The Committee reviews the policies and specific programs annually to determine if they are meeting the goals of attracting and retaining qualified executives.

Compensation for the Company's executive officers may consist of both fixed (base salary) and variable (incentive) compensation elements, including annual cash incentives, stock option grants and stock grants. These elements are designed to operate on an integrated basis and together comprise total compensation value. Base compensation for the executive officers is determined at the beginning of each fiscal year based, in part, on an evaluation of the individual's performance for the prior fiscal year, as well as reference to compensation data included in a variety of salary surveys. Incentive compensation for the executive officers for each fiscal year is

-----------------------
(1) The material in this report is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

determined after the end of the fiscal year, based on individual and Company performance as compared to goals set at the beginning of the year. The disinterested members of the Board of Directors review the Committee's recommendations regarding the compensation of executive officers.

Base Salary

Base salary levels of the Company's executive officers other than the Chief Executive Officer are largely determined based on the executive's performance, as reflected by the appraisal and recommendation of the Chief Executive Officer after he has completed written performance reviews of the executives. These reviews are designed to assess the extent to which each executive has met certain goals which are established at the beginning of the year by the Chief Executive Officer and are tied to the functional responsibilities of each executive. Individual goals may include objective and subjective factors, such as improving the performance of assets managed by the executive, successful acquisitions or sales, management of operating expenses, development of leadership skills, and personal training and education. The base salary level of the Chief Executive Officer is determined by the Committee on an annual basis based on the Committee's evaluation of his performance, including factors such as leadership and strategic planning for the future of the Company, and the financial results of the Company.

Additionally, from time to time, for comparison purposes, the Committee reviews salary surveys complied by the Company. These surveys include information about comparable salary levels from outside compensation consultants and/or compensation information for companies located in the San Francisco Bay area, companies with total revenues of between $100 to $650 million, companies with a gross leasing portfolio between $500 million and $1 billion, companies in the transportation leasing and financial services industries, and companies with less than 500 employees. The companies included in the salary comparisons are generally not the same as the companies included in the index in the stock performance graph included below in this report on Form 10-K. The Committee believes that the Company's most direct competitors for executive talent in the San Francisco Bay Area are not necessarily the same companies to which the Company would be compared for stock performance purposes.

In determining base compensation for the Company's named executive officers other than the Chief Executive Officer for 1999, the Committee considered the 1998 compensation of each executive, along with the individual performance of each executive, in order to determine the amount, if any, of a base salary increase. The Summary Compensation Table above shows, under the caption "Salary," the base compensation for the named executive officers in 1999.

Mr. Tidball's base compensation was set at $324,000, effective February 1, 1999. Mr. Tidball's annual base salary was in part determined based on the Committee's evaluation of his performance during fiscal year 1998. The Committee also took into consideration the fact that Mr. Tidball's base compensation was approximately 21% less than the average compensation of chief executive officers as reflected in the most recent salary survey conducted by the Company in December 1997.

Annual Cash Incentives

The annual cash incentive is designed to provide short-term (one-year) incentives to executive officers. Generally, the cash incentive is paid from a senior management bonus pool established by the Committee at the beginning of each year based on a targeted level of profitability which is measured by an increase in earnings compared to the prior fiscal year. The Committee retains the right to increase or decrease the size of the bonus pool during the year. Consideration of whether the Company has met the targeted level of profitability is a significant factor in determining the amount, if any, of cash incentives to be paid.

Incentive awards for the Company's executive officers participating in the single bonus pool (other than the Chief Executive Officer) are also based on the achievement of predetermined individual performance goals. Specific individual goals for each executive are established at the beginning of the year by the Chief Executive Officer and are tied to the functional responsibilities of each executive. Individual goals may include objective and subjective factors, such as improving the performance of assets managed by the executive, successful acquisitions or sales, management of operating expenses, development of leadership skills, and personal training and education. No specific weights are assigned to the individual goals. In fiscal 1999, certain of the individual performance targets were met, but the targeted level of profitability for the Company was not. The Summary Compensation Table above shows, under the caption "Bonus," incentive awards for the named executive officers for 1999.

In establishing the annual cash incentive for the Chief Executive Officer for 1999, the Committee primarily considered the profitability of the Company in 1999. The Compensation Committee did not recommend an incentive bonus for the Chief Executive Officer in 1999, as reflected in the Summary Compensation Table above under the caption "Bonus," because the Company did not meet its targeted level of profitability.

The Members of the Compensation Committee

HAROLD R. SOMERSET, Chairman
RANDALL L-W. CAUDILL
ROBERT L. WITT

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

The following stock performance graph compares the performance of the Company's common stock to the S&P 500 Index and the Russell 2000 Index, an index of small market capitalization companies. The Company believes it cannot reasonably identify a peer group of issuers leasing similar portfolios of diversified transportation equipment on operating leases, numerous other equipment types of equipment on finance leases and refrigerated trailers on a short term basis. Therefore, the Company has used an index composed of companies with similar market capitalizations. The graph assumes that the value of the investment in the Company's common stock and each index was $100 on December 31 of the applicable year.


[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T]


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

December 1994:

PLM INTERNATIONAL, INC.:  $100
S & P 500:  $100
RUSSEL 2000:  $100

December 1995

PLM INTERNATIONAL, INC.:  $130
S & P 500:  $138
RUSSELL 2000:  $127

December 1996

PLM INTERNATIONAL, INC.:  $117
S & P 500:  $169
RUSSELL 2000:  $155

December 1997

PLM INTERNATIONAL, INC.:  $196
S & P 500:  $226
RUSSELL 2000:  $204

December 1998

PLM INTERNATIONAL, INC.:  $231
S & P 500:  $290
RUSSELL 2000:  $191

December 1999

PLM INTERNATIONAL, INC.:  $205
S & P 500:  $351
RUSSELL 2000:  $188

* $100 INVESTED ON 12/31/94 IN STOCK OR INDEX INCLUDING REINVESTMENT OF DIVIDENDS (FISCAL YEAR ENDING DECEMBER 31.)

                                [GRAPH OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the common stock by (a) each stockholder known by the Company to be the beneficial owner of more than 5% of the common stock, (b) each of its directors and the named executive officers identified in the Summary Compensation Table below, and (c) all directors and executive officers of the Company as a group.

                                             Number of Shares of            Percent of Common
Name and Address of Beneficial Owner           Common Stock(1)                  Stock(1)
---------------------------------------------------------------------------------------------
Steel Partners II, L.P(2) ...................     1,337,300                      17.34%
        750 Lexington Avenue, 27th Floor
        New York, New York 10022




Dimensional Fund Advisors, Inc.(3) ..........       501,600                       6.5%
        1299 Ocean Avenue, 11th Floor
        Santa Monica, California 90401


Oak Forest Investment Management, Inc.(4) ...       464,200                       6.02%
        6701 Democracy Blvd., Ste. 402
        Bethesda, MD 20817


Stephen M. Bess(5) ..........................        53,354                        *


Randall L-W. Caudill(6) .....................        12,000                        *


Donald R. Dugan(7) ..........................        89,106                       1.14%


Douglas P. Goodrich(8) ......................       212,143                       2.71%


Warren G. Lichtenstein (9) ..................     1,340,633                      17.37%
        750 Lexington Avenue, 27th Floor
        New York, New York 10022


Howard M. Lorber(10) ........................         3,333                        *


Susan C. Santo(11) ..........................        29,166                        *


Harold R. Somerset(12) ......................        46,000                        *


Robert N. Tidball(13) .......................       377,338                       4.83%


Robert L. Witt(14) ..........................        15,000                        *


All directors and executive officers as a
group (11 people)(15) .......................     2,211,156                      27.16%

-----------------------
*    Represents less than 1% of the outstanding shares.

(1) Computed on the basis of 7,712,609 shares of common stock outstanding (excluding treasury stock) as of March 17, 2000. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2) As reported on Schedule 13D/A Amendment 6 filed with the Securities and Exchange Commission (SEC) on April 30, 1998, Steel Partners II, L.P. holds 1,337,300 shares. The general partner of Steel Partners II, L.P. is Steel Partners L.L.C., of which Mr. Lichtenstein is the chief executive officer, and Steel Partners II, L.P. reports that Mr. Lichtenstein may be deemed to be the beneficial owner of all of such shares by virtue of his power to vote and dispose of such shares.

(3)  As  reported  on  Schedule  13G filed  with the SEC on  February  3,  2000,
     Dimensional Fund Advisors Inc. ("Dimensional") holds 501,600 shares as investment advisor and investment manager on behalf of four investment companies registered under the Investment Company Act of 1940 and other investment vehicles, including commingled group trusts. In its role as investment advisor and investment manager, Dimensional reports that it possesses both voting and investment power over the shares, and Dimensional disclaims beneficial ownership of all such shares.

(4) As reported on Schedule 13G/A filed with the SEC on February 8, 2000, Oak Forest Investment Management, Inc. holds 464,200 shares as an investment advisor registered under the Investment Company Act of 1940. In its role as investment advisor, Oak Forest Investment Management, Inc. reports that it possesses both the power to vote and to dispose or direct the disposition of all such shares.

(5) Includes 23,333 shares of common stock issuable to Mr. Bess pursuant to options exercisable within 60 days of March 17, 2000.

(6) Includes 10,000 shares of common stock issuable to Mr. Caudill pursuant to options exercisable within 60 days of March 17, 2000.

(7) Includes 80,000 shares of common stock issuable to Mr. Dugan pursuant to options exercisable within 60 days of March 17, 2000.

(8) Includes 111,666 shares of common stock issuable to Mr. Goodrich pursuant to options exercisable within 60 days of March 17, 2000.

(9) Includes 1,337,300 shares held by Steel Partners II, L.P. The general partner of Steel Partners II, L.P. is Steel Partners L.L.C., of which Mr. Lichtenstein is the chief executive officer. Mr. Lichtenstein may be deemed to be the beneficial owner of all of such shares by virtue of his power to vote and dispose of such shares. Also includes 3,333 shares of common stock issuable to Mr. Lichtenstein pursuant to options exercisable within 60 days of March 17, 2000.

(10) Comprised of 3,333 shares of common stock issuable to Mr. Lorber pursuant to options exercisable within 60 days of March 17, 2000.

(11) Includes 26,666 shares of common stock issuable to Ms. Santo pursuant to options exercisable within 60 days of March 17, 2000.

(12) Includes 40,000 shares of common stock issuable to Mr. Somerset pursuant to options exercisable within 60 days of March 17, 2000.

(13) Includes 93,333 shares of common stock issuable to Mr. Tidball pursuant to options exercisable within 60 days of March 17, 2000.

(14) Includes 10,000 shares of common stock issuable to Mr. Witt pursuant to options exercisable within 60 days of March 17, 2000.

(15) Includes 428,330 shares of common stock issuable to members of the Board of Directors and executive officers pursuant to options exercisable within 60 days of March 17, 2000.


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

         (3) Financial Statement Schedules

             - Schedule II Valuation and qualifying accounts All other schedules are omitted, since the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)      Reports on Form 8-K Filed in the Last Quarter of 1999

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

10.16 Amendment No. 4 to Pooling and Servicing Agreement and Indenture of Trust, dated April 14, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 27, 1998.

10.17 Master Amendment to Floating Rate Senior Secured Notes Agreement, dated September 22, 1998, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 27, 1998.

10.18 Third Amended and Restated Warehousing Credit Agreement among TEC Acquisub, Inc., the Lenders, and First Union National Bank, dated December 15, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.19 Fourth Amended and Restated Warehousing Credit Agreement among PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, PLM Financial Services, Inc., the Lenders, and First Union National Bank, dated December 15, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.20 Master Lease Agreement among PLM International, Inc. and Norwest Equipment Finance, Inc., dated December 28, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.21          Master Lease  Agreement  among PLM  International,  Inc. and U.S.
               Bancorp Leasing & Financial, dated December 11, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.22 Warehousing Credit Agreement among American Finance Group, Inc., the Lenders, and First

               Union National Bank, dated December 15, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.23 Amendment No. 1 to Series 1997-1 Supplemental Indenture among AFG Credit Corporation, American Finance Group, Inc., and First Union Capital Markets, dated December 9, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.24 Amendment No. 2 to Note Purchase Agreement among Variable Funding Capital Corporation, First Union Capital Markets, and AFG Credit Corporation, dated December 9, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.25 $1,813,449 Note Payable and Security Agreement among American Finance Group, Inc. and Transamerica Business Credit Corporation, dated July 28, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.26 $1,118,010 Promissory Note, Pledge, and Security Agreement among American Finance Group, Inc. and General Electric Capital Corporation, dated June 30, 1998 incorporated by reference to the Company Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.27 $6,579,350 Term Notes and Loan and Security Agreements among American Finance Group, Inc. and Varilease Corporation, dated March 27, 1998, incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 9, 1999.

10.28 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Robert N. Tidall, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.29 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Douglas P. Goodrich, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.30 Employment Agreement dated December 18, 1992 between PLM International, Inc. and Stephen M. Bess, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.31 Severance Agreement dated December 2, 1996 between PLM Financial Services, Inc. and Stephen M. Bess, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.32 Employment Agreement dated May 12, 1998 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.33 Amendment to Employment Agreement dated November 18, 1998 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.34 Employment Agreement dated November 19, 1997 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.35 Amendment to Employment Agreement dated November 17, 1998 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.36 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Robert N. Tidball, incorporated by reference to the Company's Form 10- K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.37 Executive Deferred Compensation Agreement dated July 7, 1993 between PLM International, Inc. and Douglas P. Goodrich, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.38 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Stephen M. Bess, incorporated by reference to the Company's Form 10- K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.39 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.40 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.41 Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc., dated as of April 2, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.42 Amendment to PLM International, Inc. Directors' 1995 Nonqualified Stock Option Plan, dated April 28, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.43          Amendment  to  PLM  International,  Inc.  1998  Management  Stock
               Compensation Plan, dated April 28, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.44 Amended Form of Nonqualified Stock Option Agreement, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.45 $15,000,000 Facility Agreement among PLM International, Inc. and Meespierson N.V., dated May 6, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 26, 1999.

10.46 Second Amendment to PLM International, Inc. 1998 Management Stock Compensation Plan, dated May 29, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 26, 1999.

10.47 Employment Agreement among American Finance Group, Inc. and certain employees, dated January 1, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 26, 1999.

10.48 Retention Agreement among American Finance Group, Inc. and certain employees, dated April 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 26, 1999.

10.49 Severance Agreement among PLM International, Inc. and certain employees dated August 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.50 Amendment #1 dated April 2, 1999 to Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc. dated April 2, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.51 Master Lease Agreement among PLM International, Inc. and Associates Leasing, Inc. dated August 25, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.52 Master Lease Agreement among PLM Rental Inc. and Fleet Capital, Inc. dated September 23,

               1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.53 Amendment #2 dated October 12, 1999 to Master Lease Agreement among PLM International, Inc. and Wells Fargo Equipment Finance, Inc. dated April 2, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.54 Master Lease Agreement among PLM Rental Inc. and US Bancorp dated September 22, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.55 Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated October 26, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.56 Amendment #2 dated March 1, 2000 to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank, incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 9, 2000.

10.57 Amendment #1 dated January 24, 2000 to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank.

10.58 Amendment number one to third amended and restated Warehousing Credit Agreement among TEC Acquisub, Inc., the Lenders, and First Union National Bank, dated December 10, 1999.

10.59 Amendment number one to fourth amended and restated Warehousing Credit Agreement among PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, PLM Financial Services, Inc., the Lenders, and First Union National Bank, dated December 10, 1999.

10.60 Amendment number one to amended and restated Warehousing Credit Agreement among American Finance Group, Inc., the Lenders, and First Union National Bank, dated December 10, 1999.

10.61          Severance   Agreement   dated   December  17,  1999  between  PLM
               International, Inc. and Robert N. Tidall.

10.62          Severance   Agreement   dated   December  17,  1999  between  PLM
               International, Inc. and Richard K Brock.

10.63          Severance   Agreement   dated   December  17,  1999  between  PLM
               International, Inc. and Douglas P. Goodrich.

10.64          Severance   Agreement   dated   December  17,  1999  between  PLM
               International, Inc. and Susan C. Santo.

10.65 Employment Agreement dated January 1, 1999 between American Finance Group, Inc. and D. R. Dugan

10.66          Directors 2000 Nonqualified Stock Option Plan.

23.2           Independent Auditors' Report and Consent

24.1           Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2000                      PLM International, Inc.


                                          By: /s/ Robert N. Tidball
                                              ---------------------
                                              Robert N. Tidball
                                              Chairman, President, and
                                              Chief Executive Officer


                                          By: /s/ Richard K Brock
                                              -------------------
                                              Richard K Brock
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.

*                                       Director, Senior              March 17, 2000
----------------------------------      Vice President
Douglas P. Goodrich



*                                       Director                      March 17, 2000
----------------------------------
Randall L.-W. Caudill



*                                       Director                      March 17, 2000
----------------------------------
Warren G. Lichtenstein



*                                       Director                      March 17, 2000
----------------------------------
Howard M. Lorber



*                                       Director                      March 17, 2000
----------------------------------
Harold R. Somerset



*                                       Director                      March 17, 2000
----------------------------------
Robert L. Witt



* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                  /s/ Susan C. Santo
                                                  ------------------
                                                  Susan C. Santo
                                                  Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))


Description                                                                Page
-----------                                                                ----

Independent Auditors' Report                                                  46

Consolidated Statements of Income for Years Ended
  December 31, 1999, 1998, and 1997                                           47

Consolidated Balance Sheets as of December 31, 1999 and 1998                  48

Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income for Years Ended December 31,
  1999, 1998, and 1997                                                        49

Consolidated Statements of Cash Flows for Years
  Ended December 31, 1999, 1998, and 1997                                  50-51

Notes to Consolidated Financial Statements                                 52-74

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


SAN FRANCISCO, CALIFORNIA
MARCH 15, 2000

                                                      PLM INTERNATIONAL, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                      Years Ended December 31,
                                         (in thousands of dollars, except per share amounts)

                                                                                           1999             1998             1997
                                                                                         ------------------------------------------
Revenues

Operating lease income (Note 5)                                                          $ 25,755         $ 12,012         $ 10,602
Management fees (Note 1)                                                                    8,167            9,385           10,546
Partnership interests and other fees (Note 1)                                                 657              917            1,306
Acquisition and lease negotiation fees (Note 1)                                             1,354            3,253            2,356
Aircraft brokerage and services                                                              --              1,090            2,466
(Loss) gain on the sale or disposition of assets, net                                         (49)           1,526            1,745
Other                                                                                       1,381            1,937            2,148
                                                                                         ------------------------------------------
  Total revenues                                                                           37,265           30,120           31,169
                                                                                         ------------------------------------------

Costs and expenses

Operations support (Notes 11 and 14)                                                       14,148           12,383           13,166
Depreciation and amortization (Note 1)                                                      8,097            4,868            4,489
General and administrative (Notes 11 and 14)                                                6,828            7,624            9,536
                                                                                         ------------------------------------------
  Total costs and expenses                                                                 29,073           24,875           27,191
                                                                                         ------------------------------------------

Operating income                                                                            8,192            5,245            3,978

Interest expense (Notes 8 and 9)                                                           (5,424)          (3,826)          (4,572)
Interest income                                                                               343              941            1,311
Other income (expenses), net                                                                  721              473             (342)
                                                                                         ------------------------------------------
  Income before income taxes                                                                3,832            2,833              375

Provision for (benefit from) income taxes (Note 10)                                         1,487            1,154             (423)
                                                                                         ------------------------------------------

  Net income from continuing operations                                                     2,345            1,679              798

Income from operations of discontinued operations, net of tax (Note 2)                        811            3,178            3,869
Loss on disposition of discontinued operations                                               (550)            --               --
                                                                                         ------------------------------------------

    Net income before cumulative effect of accounting change                                2,606            4,857            4,667

Cumulative effect of accounting change, net of tax (Note 20)                                 (250)            --               --
                                                                                         ------------------------------------------
    Net income to common shares                                                          $  2,356         $  4,857         $  4,667
                                                                                         ==========================================


Basic earnings per weighted-average common share outstanding:

    Income from continuing operations                                                    $   0.29         $   0.20         $   0.09
    Discontinued operations                                                                  0.10             0.38             0.42
    Loss on disposition of discontinued operations                                          (0.07)            --               --
    Cumulative effect of accounting change                                                  (0.03)            --               --
                                                                                         ------------------------------------------
                                                                                         $   0.29         $   0.58         $   0.51
                                                                                         ==========================================
Diluted earnings per weighted-average common share outstanding:

    Income from continuing operations                                                    $   0.29         $   0.20         $   0.09
    Discontinued operations                                                                  0.10             0.37             0.41
    Loss on disposition of discontinued operations                                          (0.07)            --               --
    Cumulative effect of accounting change                                                  (0.03)            --               --
                                                                                         ------------------------------------------
                                                                                         $   0.29         $   0.57         $   0.50
                                                                                         ==========================================

                                  See accompanying notes to these consolidated financial statements

                                                       PLM INTERNATIONAL, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                         As of December 31,
                                          (in thousands of dollars, except share amounts)

                                                               ASSETS

                                                                                                       1999                  1998
                                                                                                     ------------------------------
Cash and cash equivalents                                                                            $   2,089            $   8,786
Receivables (net of allowance for doubtful accounts of $0.8 million and
  $0.4 million as of December 31, 1999 and 1998, respectively)                                           8,437                5,003
Receivables from affiliates (Note 3)                                                                     2,962                2,944
Net assets of discontinued operations (Note 2)                                                          30,990               32,930
Equity interest in affiliates (Note 3)                                                                  18,145               22,588
Trailers held for operating leases (Note 5)                                                            103,000               63,044
  Less accumulated depreciation                                                                        (21,093)             (15,516)
                                                                                                     ------------------------------
                                                                                                        81,907               47,528

Restricted cash and cash equivalents (Note 6)                                                            1,812                2,261
Other assets, net (Note 9)                                                                               5,855                5,506
                                                                                                     ------------------------------
    Total assets                                                                                     $ 152,197            $ 127,546
                                                                                                     ==============================


                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Senior secured notes (Note 9)                                                                        $  20,679            $  28,199
Senior secured loan (Note 9)                                                                             8,824               14,706
Other secured debt (Note 9)                                                                             50,697               13,142
Payables and other liabilities                                                                           8,445                9,675
Deferred income taxes (Note 10)                                                                         14,139               11,627
                                                                                                     ------------------------------
  Total liabilities                                                                                    102,784               77,349

Commitments and contingencies (Note 11)                                                                   --                   --

Shareholders' equity (Note 12)
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of December 31, 1999 and 1998)                                          --                   --
Common stock ($0.01 par value, 50.0 million shares
  authorized, and 7,675,410 and 8,159,919 shares
  issued and outstanding as of December 31, 1999
  and 1998, respectively)                                                                                  112                  112
Paid-in capital, in excess of par                                                                       75,059               74,947
Treasury stock (4,360,345 and 3,875,836 shares at
  respective dates)                                                                                    (18,324)             (15,072)
Accumulated deficit                                                                                     (7,434)              (9,790)
                                                                                                     ------------------------------
  Total shareholders' equity                                                                            49,413               50,197
                                                                                                     ------------------------------
    Total liabilities and shareholders' equity                                                       $ 152,197            $ 127,546
                                                                                                     ==============================

                                 See accompanying notes to these consolidated financial statements

                                                       PLM INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                            Years Ended December 31, 1999, 1998, and 1997
                                                      (in thousands of dollars)

                                                         Common Stock                      Accumulated
                                                    ----------------------                   Deficit &
                                                                  Paid-in                   Accumulated
                                                                 Capital in                    Other                      Total
                                                       At          Excess       Treasury   Comprehensive Comprehensive Shareholders'
                                                      Par          of Par        Stock         Income        Income       Equity
                                                    --------------------------------------------------------------------------------
  Balances, December 31, 1996                       $     117      $ 77,778      $(12,382)     $(19,193)                  $ 46,320
Comprehensive income:
  Net income                                                                                      4,667      $  4,667        4,667
  Other comprehensive loss:
    Foreign currency translation loss                                                              (123)         (123)        (123)
                                                                                                             --------
    Total comprehensive income                                                                                  4,544
                                                                                                             ========
Common stock purchases                                     (5)       (3,128)       (1,268)                                  (4,401)
Reissuance of treasury stock, net                                                     215           (38)                       177
Redemption of shareholder rights                                                                    (92)                       (92)
                                                    ---------------------------------------------------                   --------
  Balances, December 31, 1997                             112        74,650       (13,435)      (14,779)                    46,548

Comprehensive income:
  Net income                                                                                      4,857         4,857        4,857
  Other comprehensive income:
    Foreign currency translation
      Income                                                                                        132           132          132
                                                                                                             --------
    Total comprehensive income                                                                                  4,989
                                                                                                             ========
Exercise of stock options                                               218           211                                      429
Common stock purchases                                                             (2,059)                                  (2,059)
Reissuance of treasury stock, net                                        79           211                                      290
                                                    ---------------------------------------------------                   --------
  Balances, December 31, 1998                             112        74,947       (15,072)       (9,790)                    50,197

Comprehensive income:
Net income                                                                                        2,356      $  2,356        2,356
                                                                                                             ========
Exercise of stock options                                                11           591                                      602
Common stock purchases                                                             (3,951)                                  (3,951)
Reissuance of treasury stock, net                                       101           108                                      209
                                                    ---------------------------------------------------                   --------
   Balances, December 31, 1999                      $     112      $ 75,059      $(18,324)     $ (7,434)                  $ 49,413
                                                    ===================================================                   ========

                                 See accompanying notes to these consolidated financial statements.

                                                      PLM INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years Ended December 31,
                                                     (in thousands of dollars)

                                                                                         1999              1998               1997
                                                                                       --------------------------------------------
Operating activities
Net income from continuing operations                                                  $  2,345          $  1,679          $    798
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                         8,097             4,868             4,489
    Foreign currency translation                                                           --                 (80)             (123)
    Deferred income tax                                                                   2,512            (3,324)             (474)
    Loss (gain) on the sale or disposition of assets, net                                    49            (1,526)           (1,745)
    Loss on sale of investment in subsidiary                                               --                 245              --
    Undistributed residual value interests                                                  958             1,057             1,052
    Minority interest in net loss of subsidiaries                                          --                (100)              (39)
    (Decrease) increase in payables and other liabilities                                (1,021)           (1,665)            1,785
    (Increase) decrease in receivables and receivables from
      affiliates                                                                         (3,452)              739             1,482
    Amortization of organization and offering costs                                       3,485             2,839             2,913
    (Increase) decrease in other assets                                                    (657)              560               308
                                                                                       --------------------------------------------
      Cash provided by operating activities of
         continuing operations                                                           12,316             5,292            10,446
      Cash provided by operating activities of discontinued
         operations                                                                       8,607            12,578             7,726
      Cumulative effect of accounting change                                                250              --                --
                                                                                       --------------------------------------------
       Net cash provided by operating activities                                         21,173            17,870            18,172

Investing activities
Principal payments received on finance leases                                               281               225                12
Purchase of property, plant, and equipment                                                 (521)             (265)             (300)
Purchase of transportation equipment and capital improvements                           (64,347)          (58,916)          (33,725)
Proceeds from the sale of transportation equipment held for lease                           565             6,230            12,318
Proceeds from the sale of assets held for sale                                           21,805            25,328            25,857
Sale of  investment in subsidiary                                                          --                 176              --
Decrease in restricted cash and cash equivalents                                            449            12,242               159
Investing activities of discontinued operations                                          (5,989)          (50,673)          (49,624)
                                                                                       --------------------------------------------
  Net cash used in investing activities                                                 (47,757)          (65,653)          (45,303)
                                                                                       --------------------------------------------

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

                                                       PLM INTERNATIONAL, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years Ended December 31,
                                                      (in thousands of dollars)

(continued)

                                                                                      1999                1998                1997
                                                                                    -----------------------------------------------
Financing activities
Borrowings of warehouse credit facilities                                             46,608              22,990             15,639
Repayment of warehouse credit facilities                                             (46,608)            (22,990)           (19,719)
Borrowings of senior secured notes                                                      --                10,000              9,000
Repayment of senior secured notes                                                     (7,520)             (5,644)            (3,157)
Repayment of senior secured loan                                                      (5,882)             (5,882)            (4,412)
Borrowings of other secured debt                                                      39,727              13,471               --
Repayment of other secured debt                                                       (2,172)               (270)              (205)
Purchase of stock                                                                     (3,951)             (2,059)            (4,401)
Redemption of shareholder rights                                                        --                  --                  (92)
Proceeds from exercise of stock options                                                  602                 429               --
Financing activities of discontinued operations                                         (917)             41,300             32,064
                                                                                    -----------------------------------------------
  Net cash provided by financing activities                                           19,887              51,345             24,717
                                                                                    -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (6,697)              3,562             (2,414)
Cash and cash equivalents at beginning of year                                         8,786               5,224              7,638
                                                                                    -----------------------------------------------
    Cash and cash equivalents at end of year                                        $  2,089            $  8,786           $  5,224
                                                                                    ===============================================

Supplemental information
Net cash paid for interest from continuing operations                               $  5,122            $  3,886           $  4,338
                                                                                    ===============================================
Net cash paid for interest from discontinued operations                             $  9,382            $ 10,168           $  5,057
                                                                                    ===============================================
Net cash paid for income taxes                                                      $    331            $  1,656           $  1,119
                                                                                    ===============================================

                                 See accompanying notes to these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements contain all necessary adjustments, consisting primarily of normal recurring accruals, to present fairly the results of operations, financial position, changes in shareholders' equity and comprehensive income, and cash flows of PLM International, Inc. and its wholly and majority owned subsidiaries (PLM International, the Company, or PLMI). All intercompany transactions among the consolidated group have been eliminated.

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

Leasing Operations

PLM International's owned transportation leasing assets consist primarily of trailers on operating leases. The Company's commercial and industrial subsidiary leasing operations consists of operating and direct finance leases on a variety of equipment including point-of-sale, computer, communications, manufacturing, and materials-handling equipment. Equipment held for operating lease includes transportation equipment and commercial and industrial equipment, which are depreciated over their estimated useful life. Rental payments are recorded as revenue over the lease term as earned.

Under the direct finance lease method of accounting, the leased asset is recorded as an investment in direct finance leases and represents the minimum net lease payments receivable, including third-party guaranteed residuals, plus the unguaranteed residual value of the equipment, less unearned income. Rental payments consist of principal and interest on the lease, principal payments reduce the investment in the finance lease, and the interest is recorded as revenue over the lease term.

Prior to 1998, the Company expensed initial direct lease origination costs as incurred since they were not material. Under generally accepted accounting principles, initial direct costs, if material, should be capitalized. As the Company's portfolio of equipment on lease continued to grow, the resulting initial direct lease origination costs became material. Effective January 1, 1998, the Company began capitalizing these costs. During 1998 and 1999, the Company capitalized a total of $1.1 million of these costs, of which $0.5 million had been amortized as of December 31, 1999. Amounts capitalized related to direct finance leases are included in the net investment in finance leases and are amortized using the effective interest method.

Equipment

Trailer equipment held for operating lease is stated at cost. Depreciation is computed on the straight-line method down to the equipment's estimated salvage value, utilizing the following estimated useful lives in years: trailers, 10 to 12; and commercial and industrial equipment, 1 to 7. Salvage values for transportation equipment are 20% of original equipment cost. Salvage values for commercial and industrial equipment vary according to the type of equipment.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the carrying value of its equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of the equipment, the loss on revaluation is recorded for operating leases or as a reduction to finance lease income (if the assets were on finance lease). Total reductions were $0.6 million in 1999, $0.2 million in 1998, and $0.2 million in 1997.

The Company classifies assets as held for sale when management has committed to a plan to dispose of the asset, whether by sale or abandonment. Equipment held for sale is valued at the lower of depreciated cost or estimated fair value less cost to sell.

Repairs and maintenance costs are usually the obligation of the Company. Repair and maintenance expenses were $4.7 million, $2.7 million, and $2.7 million for 1999, 1998, and 1997, respectively.

Investment  in  and  Management  of  Equipment   Growth  Funds,   Other  Limited
Partnerships, and Private Placement Programs

The Company earns revenues in connection with the management of limited partnerships and private placement programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when the Company completes all of the services required to earn the fees, typically when binding commitment agreements are signed.

Management   fees  are  earned  for  managing  the  equipment   portfolios   and
administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, the Company was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. (FSI) is the General Partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

The Company also recognizes as income its interest in the estimated net residual value of the assets of the partnerships as they are purchased. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the partnerships' equipment at the end of the respective partnerships. As assets are purchased by the partnerships, these residual value interests are recorded in other fees at the present value of the Company's share of estimated disposition proceeds. FSI has not recorded any such residual income since 1997 at which point the partnerships had invested all original capital. Special distributions received by the Company resulting from the sale of equipment are treated as recoveries of its equity interest in the partnership until the recorded residual is eliminated. Any additional distributions received are treated as residual interest income.

The Company is entitled to reimbursement from the investment programs for providing certain administrative services.

In accordance with certain investment program and partnership agreements, the Company received reimbursement for organization and offering costs incurred during the offering period. The reimbursement was between 1.5% and 3% of the equity raised. In the event organizational and offering costs incurred by the Company, as defined by the partnership agreement, exceeded amounts allowed, the excess costs were capitalized as an additional investment in the related partnership and are being amortized until the projected start of the liquidation phase of the partnership. These additional investments are reflected as equity interest in affiliates in the accompanying consolidated balance sheets.

Investment in and Management of Limited Liability Company

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC (Fund I), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to the Company for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. The Company funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. The Company is amortizing its investment in Fund I over eight years to the beginning of the liquidation period of Fund I in 2003.

In return for its investment, the Company is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. The Company's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. The Company is entitled to monthly fees for equipment management services and reimbursement for providing certain administrative services.

FSI also recognized as income its interest in the estimated net residual value of the assets of Fund I purchased with the proceeds from the offering of the fund. The amounts recorded are based on management's estimate of the net proceeds to be distributed upon disposition of the program's equipment at the end of the program. As assets are purchased by Fund I, these residual value interests are recorded in partnership interests and other fees at the present value of FSI's share of estimated disposition proceeds. Special distributions resulting from the sale of equipment received by FSI will be treated as recoveries of its equity interest in the program until the recorded residual is eliminated. Any additional distributions received will be treated as residual interest income.

Institutional Programs

The Company earned revenues in connection with lease origination's and servicing equipment leases for institutional programs, which were managed by AFG.
Acquisition  fees  were  earned  through  the  purchase  and  initial  lease  of equipment, and were recognized as revenue when the Company completed substantially all of the services required in earning the fees, typically when binding commitment agreements were signed. Management fees were earned for servicing the equipment portfolios and leases as provided for in various agreements, and were recognized as revenue over time as they were earned. AFG was sold on March 1, 2000.

Residual Interests

The Company has residual interests in equipment owned by the managed programs, which are recorded as equity interest in affiliates. As required by FASB
Technical Bulletin 1986-2, the discount on the Company's residual value interests in the equipment owned by the managed programs is not accreted over the holding period. Residual interests in equipment on finance leases are included in investment in direct finance leases, net. The Company reviews the carrying value of its residual interests quarterly or whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market values for the equipment in which it holds residual interests for the purpose of assessing recoverability of recorded amounts.

Earnings Per Weighted-Average Common Share

Basic earnings per common share are computed by dividing net income to common shares by the weighted- average number of shares outstanding during the period.
The computation of diluted earnings per share is similar to the computation of basic earnings per share, except for the inclusion of all potentially dilutive common shares. Basic and diluted earnings per share are presented below for the years ended December 31:

                                                                                       1999               1998               1997
                                                                                      --------------------------------------------
                                                                                    (in thousands of dollars, except per share data)

Basic:
    Net income from continuing operations                                             $ 2,345            $ 1,679           $   798
    Net income from discontinued operations                                               811              3,178             3,869
    Loss on disposition of discontinued operations                                       (550)              --                --
    Cumulative effect of accounting change                                               (250)              --                --
                                                                                      --------------------------------------------
    Net income to common shares                                                       $ 2,356            $ 4,857           $ 4,667
                                                                                      ============================================
  Shares:
    Weighted-average number of common shares outstanding                                8,025              8,325             9,081
    Basic earnings per common share:
    Income from continuing operations                                                    0.29               0.20              0.09
    Income from discontinued operations                                                  0.10               0.38              0.42
    Loss on disposition of discontinued operations                                      (0.07)              --                --
    Cumulative effect of accounting change                                              (0.03)              --                --
                                                                                      --------------------------------------------
    Net income to common shares                                                       $  0.29            $  0.58           $  0.51
                                                                                      ============================================

Diluted:
    Net income from continuing operations                                             $ 2,345            $ 1,679           $   798
    Net income from discontinued operations                                               811              3,178             3,869
    Loss on disposition of discontinued operations                                       (550)              --                --
    Cumulative effect of accounting change                                               (250)              --                --
                                                                                      --------------------------------------------
    Net income to common shares                                                       $ 2,356            $ 4,857           $ 4,667
                                                                                      ============================================
  Shares:
    Weighted-average number of common shares outstanding                                8,025              8,325             9,081
    Potentially dilutive common shares                                                     99                155               196
                                                                                      --------------------------------------------
    Total shares                                                                        8,124              8,480             9,277
    Diluted earnings per weighted-average common share:
    Income from continuing operations                                                    0.29               0.20              0.09
    Income from discontinued operations                                                  0.10               0.37              0.41
    Loss on disposition of discontinued operations                                      (0.07)              --                --
    Cumulative effect of accounting change                                              (0.03)              --                --
                                                                                      --------------------------------------------
    Net income to common shares                                                       $  0.29            $  0.57           $  0.50
                                                                                      ============================================


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

Intangibles

Intangibles consist primarily of goodwill related to acquisitions, loan fees, software, and lease origination costs. They are reported at the lower of net amortized cost or fair value and are generally included on the balance sheet in other assets, net. Lease origination costs related to finance leases are reported as investment in finance leases. Goodwill is amortized over eight years from the acquisition date. The Company annually reviews the valuation of goodwill based on projected undiscounted future cash flows. Loan fees are amortized over the life of the related loan. Software is amortized over three to five years from the acquisition date. Lease origination costs are amortized over the life of the related lease.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less as cash equivalents.

Comprehensive Income

The Company discloses its foreign currency translation gain (loss) as a component of comprehensive income on a gross basis, because it relates to a foreign investment permanently reinvested outside of the United States.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current year's presentation.

Interest-Rate Swap Agreements

The Company has entered into interest rate swap agreements to hedge its interest rate exposure on its nonrecourse securitization facility. The terms of the swap agreements correspond to the hedged debt. The impact of the swap agreement is to increase or decrease interest expense by the amount to be paid or received due to the swap in that period. In accordance with SFAS 80, "Accounting For Futures Contracts", the Company does not adjust interest expense for future amounts that may be paid or received from these swaps.

Discontinued Operations

The Company's commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG) is accounted for as a discontinued operation and prior periods financial statements have been restated. AFG was sold on March 1, 2000.


2. DISCONTINUED OPERATIONS

In October 1999, the Company announced that the Company had engaged investment bankers to develop strategic alternatives to maximize shareholder value including the possible sale of part or all of the Company. In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.5 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million (unaudited) in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale. The loss on disposition of AFG of $0.6 million includes $0.3 million (unaudited) of AFG's estimated net income for the period from January 1, 2000 through February 29, 2000.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods have been restated. For business segment reporting purposes, AFG's is reported in the segment "Commercial and industrial equipment leasing and financing". Costs and expenses included in discontinued operations includes all direct expenses of AFG that will be eliminated on the completion of the sale and allocated costs from PLMI that will be eliminated as a result of the sale.

Net income from discontinued operations for the year ended December 31, 1999, 1998 and 1997 are as follows (in thousands of dollars):

                                                                                       1999               1998               1997
                                                                                     ----------------------------------------------
Revenue                                                                              $ 26,293           $ 26,958           $ 18,496
Costs and expenses                                                                    (14,705)           (11,615)            (7,361)
                                                                                     ----------------------------------------------
Operating income                                                                       11,588             15,343             11,135
Interest expense                                                                       (9,881)           (10,782)            (5,319)
Interest income and other expenses                                                       (407)               505                324
                                                                                     ----------------------------------------------
Net income from discontinued operations before income taxes                             1,300              5,066              6,140
Income tax                                                                               (489)            (1,888)            (2,271)
                                                                                     ----------------------------------------------
Net income from discontinued operations                                              $    811           $  3,178           $  3,869
                                                                                     ==============================================

Loss on disposition of discontinued operations                                       $   (550)          $   --             $   --
                                                                                     ==============================================


Net assets of discontinued operations on the balance sheet as of December 31, 1999 and 1998 are as follow (in thousands of dollars):

                                                        1999             1998
                                                     --------------------------
Cash and cash equivalents                            $     382        $    --
Restricted cash                                          7,380            8,088
Receivables                                              2,330            2,279
Investment in direct finance leases                    123,632          143,006
Loan receivables                                        28,115           23,493
Commercial and industrial equipment, net                23,464           16,689
Other assets, net                                        1,895            3,898
Warehouse credit facility                              (38,240)         (34,420)
Nonrecourse securitized debt                          (106,485)        (111,222)
Payables and other liabilities                          (5,382)         (12,093)
Deferred income taxes                                   (6,101)          (6,788)
                                                     --------------------------
  Net assets of discontinued operations              $  30,990        $  32,930
                                                     ==========================


Financing Transaction Activities

AFG originated and managed lease and loan transactions on primarily new commercial and industrial equipment that was financed by nonrecourse securitized debt or sold to institutional programs or other unaffiliated investors. AFG used one of its warehouse credit facilities to finance the acquisition of the assets, subject to leases, prior to sale or permanent financing by nonrecourse securitized debt. The majority of these transactions were accounted for as direct finance leases, while some transactions qualify as operating leases or loans.

During 1999, AFG funded $55.7 million in equipment that was placed on finance lease. Also during 1999, the Company sold equipment on finance lease with an original cost of $41.0 million, resulting in net gains of $0.4 million. During 1998, AFG funded $129.1 million in equipment that was placed on finance lease. Also during 1998, AFG sold equipment on finance lease with an original cost of $56.0 million, resulting in net gains of $1.5 million.

The following table lists the components of the investment in direct finance leases of AFG as of December 31 (in thousands of dollars):

                                                         1999            1998
                                                      ---------       ---------
Minimum lease payments receivable                     $ 122,314       $ 145,119
Estimated unguaranteed residual values
Initial direct lease origination costs, net                 548             435
                                                      ---------       ---------
                                                        146,397         170,336
  Less unearned income                                  (22,765)        (27,330)
                                                      ---------       ---------
    Investment in direct finance leases, net          $ 123,632       $ 143,006
                                                      =========       =========


The schedule of the minimum future lease revenues was projected as follows (in thousands of dollars):

                                            2000          $   44,106
                                            2001              31,586
                                            2002              21,375
                                            2003              15,421
                                            2004               7,359
                                      Thereafter               2,467
                                                          ----------
         Total minimum lease payments receivable          $  122,314
                                                          ==========


Equipment Held for Operating Leases

During 1999, AFG funded $20.7 million in commercial and industrial equipment, which was placed on operating lease. During 1999, AFG sold commercial and industrial equipment that was on operating lease, for a net gain of $1.7 million. During 1998, AFG funded $24.0 million in commercial and industrial equipment, which was placed on operating lease. During 1998, AFG sold commercial and industrial equipment that was on operating lease, for a net gain of $1.7 million. Future minimum rentals receivable for commercial and industrial equipment under noncancelable leases as of December 31, 1999 are approximately $8.0 million in 2000, $4.1 million in 2001, $2.4 million in 2002, $1.0 million in 2003, $0.3 million in 2004, and $26,000 thereafter.

Warehouse Credit Facility

AFG had a warehouse credit facility which allowed AFG to borrow up to $50.0 million to be used to acquire assets on an interim basis prior to placement in AFG's nonrecourse securitization facility, sold to institutional programs or syndication to unaffiliated third parties. Interest accrued at prime or LIBOR plus 137.5 basis points, at the option of AFG. On December 10, 1999, PLMI amended AFG's warehouse credit facility to extend the facility to April 21, 2000, and lowered the amount available to be borrowed from $60.0 million to $50.0 million. As of December 31, 1999, AFG had $38.2 million in borrowings outstanding under this facility. PLMI was the sole borrower under this facility. This facility provided borrowings for 100% of the present value of the lease stream from the assets collateralized in this facility, up to 90% of original equipment cost of the assets held in this facility.

Borrowings secured by investment-grade lessees can be held under this facility until the facility's expiration. Borrowings secured by noninvestment-grade lessees may be outstanding for 120 days. Interest accrues at prime or LIBOR plus
137.5 basis points, at the option of the Company. The weighted-average interest rates on the Company's warehouse credit facility were 7.47% and 7.22% for 1999 and 1998, respectively. Repayment of the borrowings for commercial and industrial equipment matches the terms of the underlying leases. As of December 31, 1999, the Company had $38.2 million outstanding under this facility. This facility was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

Nonrecourse Securitized Debt

AFG had available a nonrecourse securitization facility to be used to acquire assets by AFG secured by direct finance leases, operating leases, and loans on commercial and industrial equipment that had terms from one to seven years. The facility allowed AFG to borrow up to $125.0 million through October 10, 2000. Repayment of the facility matched the terms of the underlying leases. The securitized debt beard interest equivalent to the lender's cost of funds based on commercial paper market rates for the determined period of borrowing, plus an interest rate spread and fees (6.39% and 6.46% as of December 31, 1999 and 1998, respectively). As of December 31, 1999 and 1998, there were $102.1 million and $103.6 million in borrowings under this facility, respectively. AFG was required to hedge at least 90% of the aggregate discounted lease balance (ADLB) of those leases used as collateral in its nonrecourse securitization facility. As of December 31, 1999, 90% of the ADLB had been hedged. This facility was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

In addition to the $125.0 million nonrecourse debt facility discussed above, AFG also had $4.4 million in nonrecourse notes payable outstanding at December 31, 1999 secured by direct finance leases on commercial and industrial equipment at AFG that had terms corresponding to the note repayment schedule that began November 1997 and ends March 2001. The notes beard interest from 8.32% to 9.5% per annum. This debt was repaid and terminated on March 1, 2000 concurrent with the sale of AFG.

Purchase Commitments

As of December 31, 1999, the Company had committed to purchase $43.6 million of equipment for its commercial and industrial equipment lease and finance receivable portfolio, of which $1.7 million had been received by lessees and accrued as a liability by the Company as of December 31, 1999. This includes equipment that will be held by the Company and equipment that will be sold to third parties.

From January 1, 2000 through March 1, 2000, the Company funded $0.8 million of commitments outstanding for its commercial and industrial equipment lease and finance receivables portfolio as of December 31, 1999.

Concentrations of Credit Risk

As  of  December  31,  1999,   AFG's  five  largest   customers   accounted  for
approximately 30% of its commercial and industrial equipment lease and finance receivables.

Interest-Rate Risk Management

AFG was required to hedge at least 90% of the ADLB of those leases designated for its nonrecourse securitization facility. As of December 31, 1999, 90% of the ADLB had been hedged. AFG had entered into interest-rate swap agreements in order to meet the hedge requirements and to manage the interest-rate exposure associated with its nonrecourse debt. As of December 31, 1999, the swap agreements had a weighted-average duration of 1.55 years, corresponding to the terms of the remaining debt. As of December 31, 1999, a notional amount of $91.9 million of interest-rate swap agreements effectively fixed interest rates at an average of 6.77% on such obligations. Interest expense was increased by $0.6 million, $0.4 million, and $0.3 million due to these arrangements in 1999, 1998, and 1997, respectively.


3. EQUITY INTEREST IN AFFILIATES

FSI, a wholly owned subsidiary of the Company, is the General Partner or manager in 11 investment programs. Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund (EGF I), PLM Passive Income Investors 1988, and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGFs II, III, IV, V, VI, PLM Equipment Growth & Income Fund VII (EGF VII); 85% to the members and 15% to the manager in Professional Lease Management Income Fund I (Fund I). Net income is allocated to the General Partner subject to certain allocation provisions. FSI also receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" over $750 per car per quarter from Covered Hopper Program 1979-1. The Company's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

The summarized combined financial data for FSI's affiliates as of and for the years ended December 31, reflecting straight-line depreciation, are as follows (in thousands of dollars, unaudited):

                                                             1999         1998
                                                           ---------------------
Financial position:
  Cash and other assets                                    $ 40,129     $ 35,994
  Transportation equipment and other assets,
    net of accumulated depreciation of $163,926
    in 1999 and $223,621 in 1998                            473,973      604,474
                                                           ---------------------
      Total assets                                          514,102      640,468

    Less liabilities, primarily long-term financings        118,409      158,259
    Less minority interests                                    --         24,995
                                                           ---------------------
        Partners' equity                                   $395,693     $457,214
                                                           =====================

PLM International's share thereof,
    Recorded as equity interest in affiliates:             $ 18,145     $ 22,588
                                                           =====================


                                                                                  1999                 1998                  1997
                                                                                ---------------------------------------------------
Operating results:
 Revenue from equipment leases and other                                        $ 165,682            $ 163,100            $ 200,884
 Depreciation                                                                     (68,650)             (76,978)             (66,543)
 Equipment operating expenses                                                     (14,605)             (13,852)             (14,391)
 Repairs and maintenance expenses                                                 (20,863)             (22,553)             (21,367)
 Interest expenses                                                                 (8,938)             (10,917)             (14,481)
 Minority interests                                                                (8,403)                (714)                 495
 Other costs and expenses                                                         (16,387)              (7,530)             (25,992)
 Reduction in carrying value of certain assets                                    (10,397)              (4,276)                --
 Cumulative effect of accounting change                                              (132)                --                   --
                                                                                ---------------------------------------------------
     Net income                                                                 $  17,307            $  26,280            $  58,605
                                                                                ===================================================
PLM International's share of partnership interests
     And other fees (net of related expenses)                                   $     657            $     917            $   1,306
                                                                                ===================================================
 Distributions received                                                         $   4,448            $   4,883            $   5,818
                                                                                ===================================================


Most of the investment program agreements contain provisions for special allocations of the programs gross income.

While none of the partners or members, including the General Partner and manager, are liable for programs borrowings, and while the General Partner maintains insurance against liability for bodily injury, death, and property damage for which an investment program may be liable, the General Partner or manager may be contingently liable for nondebt claims against the partnership that exceed asset values.


4. ASSETS HELD FOR SALE

As of December 31, 1999 and 1998, the Company had no assets held for sale.

During 1999, the Company purchased and sold $21.8 million in marine containers to affiliated programs at cost, which approximated their fair market value.

During 1998, the Company purchased railcars for $4.8 million, portable heaters for $3.0 million, and an entity that owns a marine vessel for $17.0 million. Railcars with a cost of $1.8 million were sold to an unaffiliated third party for a net gain of $0.5 million. Railcars with a cost of $3.0 million were sold to an affiliated program at cost, which approximated fair market value. The portable heaters and the entity that owns a marine vessel were sold to affiliated programs at cost, which approximated fair market value. Periodically, the Company purchases groups of assets whose ownership may be allocated among affiliated programs and the Company. Generally in these cases, only assets that are on lease are purchased by affiliated programs. The Company assumes the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions, and published fair market value references. During 1998, the Company realized $0.5 million of gains from the sale of 27 railcars to an unaffiliated third party. These railcars were purchased in 1998 as part of a group of assets that had been allocated between the Company and Fund I. No similar purchases during 1999.


5. EQUIPMENT HELD FOR OPERATING LEASES

As of December 31, 1999 and 1998, transportation equipment held for operating leases consisted of refrigerated and dry van trailers.

During 1999, the Company purchased trailers for $42.5 million and sold trailers with a net book value of $0.6 million for $0.5 million. During 1998, the Company purchased trailers for $34.1 million and sold trailers with a net book value of $4.8 million for $5.1 million.

Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $20.9 million in 1999, $10.1 million in 1998, and $8.5 million in 1997.


6. RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan agreements. The Company's senior loan agreement requires proceeds from the sale of pledged assets to be deposited into a collateral bank account and the funds used to purchase additional equipment to the extent required to meet certain debt requirements or to reduce the outstanding loan balance (refer to Note 9). The Company's senior notes require virtually all management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions to be deposited into a collateral bank account, to the extent required to meet certain debt requirements or to reduce the outstanding note balance (refer to Note 9). Management fees can be withdrawn from the account monthly if the collateral account amount is at certain defined levels. All of the cash is released quarterly when the principal and interest payments are made.


7. OTHER ASSETS, NET

Other assets, net consists of the following as of December 31 (in thousands of dollars):

                                                                                                           1999                1998
                                                                                                          --------------------------
Finance lease receivable                                                                                  $1,801              $2,081
Cash surrender value of officers' life insurance policies                                                  1,671               1,369
Furniture, fixtures, and equipment, net of accumulated
  depreciation of $1,725 and $2,682 in 1999 and 1998, respectively                                           769                 893
Prepaid expenses, deposits, and other                                                                        635                 476
Investments                                                                                                  495                 340
Loan fees, net of accumulated amortization of $1,279 and $1,139
  in 1999 and 1998, respectively                                                                             386                 344
Software, net of accumulated amortization of $49 and $10 as of
  1999 and 1998, respectively                                                                                 98                   3
                                                                                                          --------------------------
    Total other assets, net                                                                               $5,855              $5,506
                                                                                                          ==========================

8. WAREHOUSE CREDIT FACILITY

FSI Warehouse Credit Facility: This $24.5 million facility, which is shared with EGFs VI and VII and Fund I, allows the Company to purchase equipment prior to its designation to a specific program or prior to obtaining permanent financing. Total borrowings for trailer equipment are limited to $12.0 million. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. The weighted-average interest rates on the Company's warehouse credit facility were 6.72% and 7.25% for 1999 and 1998, respectively. On December 10, 1999 the Company amended FSI's warehouse credit facility to extend the facility to June 30, 2000. As of December 31, 1999 and March 17, 2000, the Company had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower. There were no other borrowings outstanding under this facility. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.


9. LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following as of December 31 (in thousands of dollars):

                                                               1999       1998
                                                             -------------------
Senior secured notes:

  Institutional notes, bearing interest at LIBOR plus
  2.40% per annum (8.47% and 7.80% as of December 31,
  1999 and 1998, respectively), interest due quarterly,
  principal payments due quarterly beginning November
  15, 1997 through August 15, 2002, secured by
  management fees, acquisition and lease negotiation
  fees, data processing fees, partnership
  distributions, and cash in a cash collateral account       $ 20,679   $ 28,199

Senior secured loan:

  Institutional debt, bearing interest at 9.78%,
  interest due quarterly, principal payments due
  quarterly beginning June 30, 1997 through June 30,
  2001, secured by certain of the Company's trailer
  equipment assets and associated leases, and cash in a
  cash collateral account                                       8,824     14,706

Other secured debt:

  Eight debt agreements, bearing interest from 5.35% to
  7.05%, each with payments of $0.1 million due monthly
  in advance secured by certain trailer equipment. The
  final payments total $9.1 million and are due between
  December 2005 and October 2006. In return for
  favorable financing terms, these agreements give
  beneficial tax treatment in these secured trailers to
  the lenders                                                  35,970     13,142

  Credit facility agreement, bearing interest at LIBOR
  plus 1.5%, the facility allows the Company to borrow
  up to $15.0 million within a one- year period with
  quarterly payments of $0.5 million. This debt is
  secured by certain trailer equipment. A final payment
  of $2.9 million is due August 2006                           14,727      --
                                                             -------------------

    Total long-term secured debt                             $ 80,200   $ 56,047
                                                             ===================


During 1999, the Company repaid $7.5 million on the senior secured notes in accordance with its debt amortization schedule. The institutional debt agreements contain financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage. In addition, there are restrictions on the payment of dividends, purchase of stock, and certain investments based on computations of tangible net worth, financial ratios, and cash flows.

During 1999, the Company repaid $5.9 million of the senior secured loan, in accordance with the debt repayment schedule. The senior secured loan facility provides that equipment sale proceeds from collateralized equipment or cash deposits be placed into cash collateral accounts or used to purchase additional equipment to the extent required to meet certain debt covenants. The senior secured loan agreement contains financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage. The senior secured loan also contains a covenant requiring diversification of the equipment in the collateral pool. The Company is not in compliance with this covenant as virtually all of the pledged equipment are trailers. The lender has verbally waived this covenant and is expected to waive it in the future. As of December 31, 1999, the cash collateral balance was $46,000.

As of December 31, 1999, the Company had $36.0 million outstanding in eight debt agreements, bearing interest from 5.35% to 7.05%, each with monthly payments of $0.1 million. The debt is secured by certain trailer equipment. During 1999, the Company repaid $2.2 million on the eight debt agreements accordance with its debt amortization schedules. The final payments due under these agreements, which equal 15% to 25% of the original loan total $9.1 million and are due between December 2005 and October 2006.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. The credit facility agreement contains financial covenants related to net worth, ratios for leverage, interest coverage ratios, and collateral coverage. As of December 31, 1999, the Company had borrowed $14.7 million under this facility. Payments of $0.5 million are due quarterly beginning August 2000, with a final payment of $2.9 million due August 2006.

Scheduled principal payments on long-term secured debt as of December 31, 1999, are (in thousands of dollars):

                                    2000     $ 17,863
                                    2001       16,059
                                    2002       11,481
                                    2003        6,101
                                    2004        6,378
                              Thereafter       22,318
                                             --------
                                   Total     $ 80,200
                                             ========


10. INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands of dollars):

                                                                                                      1999
                                                                              -----------------------------------------------------
                                                                              Federal                 State                  Total
                                                                              -----------------------------------------------------
Current                                                                       $  --                  $  --                  $  --
Deferred                                                                        1,625                    200                  1,825
                                                                              -----------------------------------------------------
Total                                                                           1,625                    200                  1,825
                                                                              -----------------------------------------------------
Allocated to discontinued operations                                              435                     54                    489
Allocated to accounting change                                                   (135)                   (16)                  (151)
                                                                              -----------------------------------------------------
Continuing Operations                                                         $ 1,325                $   162                $ 1,487
                                                                              =====================================================


                                                                                                      1998
                                                                              -----------------------------------------------------
                                                                              Federal                 State                  Total
                                                                              -----------------------------------------------------
Current                                                                       $  (575)               $    62                $  (513)
Deferred                                                                        3,296                    259                  3,555
                                                                              -----------------------------------------------------
Total                                                                           2,721                    321                  3,042
                                                                              -----------------------------------------------------
Allocated to discontinued operations                                           (1,687)                  (201)                (1,888)
                                                                              -----------------------------------------------------
Continuing Operations                                                         $ 1,034                $   120                $ 1,154
                                                                              =====================================================

10. INCOME TAXES (continued)

                                                                                               1997
                                                                 ------------------------------------------------------------------
                                                                 Federal              State              Foreign             Total
                                                                 ------------------------------------------------------------------
Current                                                          $ 2,255             $    64                   3            $ 2,322
Deferred                                                            (349)               (125)               --                 (474)
                                                                 ------------------------------------------------------------------
Total                                                              1,906                 (61)                  3              1,848
                                                                 ------------------------------------------------------------------
Allocated to discontinued operations                              (2,026)               (245)               --               (2,271)
                                                                 ------------------------------------------------------------------
Continuing Operations                                            $  (120)            $  (306)                  3            $  (423)
                                                                 ==================================================================


Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:

                                                     1999            1998            1997
                                                   -----------------------------------------
Federal statutory tax expense rate                     34%            34%              34%
State income tax rate                                   3              3               --
Effect of foreign operations                            1             --               (2)
Reversal of excess accrual                             --              1               --
Abandonment of identifiable intangibles                --             --               (5)
Other                                                   1              1                1
                                                    -----------------------------------------
    Effective tax expense (benefit) rate               39%            39%              28%
                                                    =========================================


Net operating loss carryforwards for federal income tax purposes amounted to $17.5 million and $4.0 million as of December 31, 1999 and 1998, respectively. Alternative minimum tax credit carryforwards are $5.2 million and $5.2 million as of December 31, 1999 and 1998, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):

                                                                                                        1999                  1998
                                                                                                       -----------------------------
Deferred tax assets from continuing operations:
  Tax credit carryforwards                                                                             $ 5,228               $ 5,228
  State net operating loss carryforwards                                                                   717                   620
  Federal net operating loss carryforwards                                                               2,234                 1,375
  Federal benefit of state taxes                                                                           605                   581
  Other                                                                                                    828                   729
                                                                                                       -----------------------------
    Total deferred tax assets                                                                            9,612                 8,533
                                                                                                       -----------------------------

Deferred tax liabilities from continuing operations:
  Equipment, principally differences in depreciation                                                    17,880                12,860
  Partnership interests                                                                                  2,664                 4,129
  Other                                                                                                  3,207                 3,171
                                                                                                       -----------------------------
    Total deferred tax liabilities                                                                      23,751                20,160
                                                                                                       -----------------------------

      Net deferred tax liabilities from continuing operations                                          $14,139               $11,627
      Net deferred tax liabilities from discontinued operations                                          6,101                 6,788
                                                                                                       -----------------------------
    Total net deferred tax liabilities                                                                  20,240                18,415
                                                                                                       =============================


Management has reviewed all established tax interpretations of items reflected in its consolidated tax returns and believes that these interpretations do not require valuation allowances, as described in SFAS No. 109 "Accounting for Income Taxes". As of December 31, 1999, the deferred taxes not provided on cumulative earnings of consolidated foreign subsidiaries that are designated as permanently invested were approximately $2.1 million.

11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company and various of its wholly owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97- 251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Lease Agreements

The Company and its subsidiaries have entered into operating leases for office space and rental yard operations. The Company's total net rent expense was $1.8 million, $1.7 million, and $2.1 million in 1999, 1998, and 1997, respectively. The portion of rent expense related to its principal office, net of sublease income of $1.0 million, $0.8 million, and $0.4 million in 1999, 1998, and 1997, respectively, was $0.3 million, $0.5 million, and $0.9 million in 1999, 1998, and 1997, respectively. The remaining rent expense was related to other office space and rental yard operations. The future rent expense related to discontinued operations is not material.

Annual lease commitments for all of the Company's locations total $2.7 million in 2000, $1.3 million in 2001, $0.4 million in 2002, $0.3 million in 2003, and $0.1 million in 2004.

Corporate Guarantee

As of December 31, 1999, the Company had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which the Company has a 10% ownership interest.

Employment Agreements

The Company has entered into employment agreements with 12 individuals that require the Company to pay a severance to these individuals equal to from six months to three years of their base salaries if their employment is terminated after a change in control as defined in the employee agreement. In addition, the Company would be required to pay for certain benefits of the employee for a similar period. As of December 31, 1999, the total future contingent liability for these payments was $3.2 million.

Other

The Company has agreed to provide supplemental retirement benefits to eight current or former members of management. The benefits accrue over a maximum of 15 years and will result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement, as adjusted for length of participation in the program. Expenses for these arrangements were $0.3 million for 1999, $0.3 million for 1998, and $0.4 million for 1997. As of December 1999, the total estimated future obligation relating to the current participants is $2.9 million, including vested benefits of $1.7 million included in accrued liabilities. The Company has life insurance policies of certain employees which has $1.7 million in cash surrender values and are included in other assets.

12. SHAREHOLDERS' EQUITY

Common Stock

During 1998, the Company repurchased 106,200 shares for $0.6 million, which completed the $5.0 million common stock repurchases program announced in March 1997.

During the third quarter of 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $1.1 million of the Company's common stock. During 1998, 170,300 shares, for a total of $1.1 million were repurchased under this plan.

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 63,300 shares were repurchased under this plan, for a total of $0.4 million.

During 1999, the Company purchased 666,779 shares under this program for a total of $4.0 million. The Company may repurchase additional stock under this program in the future.

The following table summarizes changes in common stock during 1998 and 1999:

                                        Issued                       Outstanding
                                        Common        Treasury         Common
                                        Shares         Shares          Shares
                                      ----------     ----------      ----------
  Shares as of December 31, 1997      12,034,847      3,641,485       8,393,362
Reissuance of treasury stock, net            908       (113,088)        113,996
Stock repurchased                           --          347,439        (347,439)
                                      ----------     ----------      ----------
   Shares as of December 31, 1998     12,035,755      3,875,836       8,159,919
Reissuance of treasury stock, net           --         (197,869)        197,869
Stock canceled                              --           15,599         (15,599)
Stock repurchased                           --          666,779        (666,779)
                                      ----------     ----------      ----------
   Shares as of December 31, 1999     12,035,755      4,360,345       7,675,410
                                      ==========     ==========      ==========


Preferred Stock

PLM International has authorized 10.0 million shares of preferred stock at $0.01 par value, none of which were outstanding as of December 31, 1999 or December 31, 1998.

Stock Option Plans

Prior to 1998, the Company had two nonqualified stock options plans that reserved up to 780,000 shares of the Company's common stock for key employees and directors. Under these plans, the price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of granting. All options currently outstanding under these plans are exercisable at prices equal to the fair market value of the shares at the date of granting. Vesting of options granted occurs in three equal installments of 33.3% per year, initiating from the date of the grant. As of December 31, 1999, grants could no longer be made under the employee option plan and 10,000 shares were available for grant under the directors' plan.

In May 1998, the Company's Board of Directors adopted the 1998 Management Stock Compensation Plan, which reserved 800,000 shares (in addition to the 780,000 shares above) of the Company's common stock for issuance to certain management and key employees of the Company upon the exercise of stock options. During 1998, 500,000 nonqualified options were granted under this plan at $6.81 per share, which equaled 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the plan). Vesting of options granted occurs in three equal installments of 33.3% per year, initiating from the date of the grant.

Stock option transactions during 1997, 1998, and 1999 are summarized as follows:

                                                    Number of         Average
                                                    Options/        Option Price
                                                     Shares          Per Share
                                                    ---------------------------
  Balance, December 31, 1996                         686,800         $   2.61
Granted                                               40,000             3.31
Canceled                                            (251,244)            2.72
                                                    ---------------------------
  Balance, December 31, 1997                         475,556         $   2.62
Granted                                              530,000             6.72
Canceled                                             (19,556)            3.25
Exercised                                            (56,500)            3.06
                                                    ---------------------------
  Balance, December 31, 1998                         929,500         $   4.92
Granted                                               50,000             5.88
Canceled                                             (69,166)            5.98
Exercised                                           (143,000)            2.31
                                                    ---------------------------
  Balance, December 31, 1999                         767,334         $   5.37
                                                    ===========================


As of December 31, 1999, 1998, and 1997,  respectively,  398,445,  337,500,  and
343,037 of these options were exercisable.

The following table summarizes information about fixed stock options outstanding as of December 31, 1999:



         Options outstanding:
           Range of exercise prices                              $2.00-6.81
           Number outstanding, December 31, 1999                    767,334
           Weighted-average exercise price                            $5.37

         Options exercisable:
           Number exercisable, December 31, 1999                    398,445
           Weighted-average exercise price                            $4.34


The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The fair value of each option grant is estimated on the date of the grant using an option-pricing model that computes the value of employee stock options consistent with FASB SFAS No.123. The following weighted-average assumptions were used for grants in 1999, 1998, and 1997, no dividend yield; expected lives of three years for the management plan and eight years for the director plan options; shorter-term adjustment of six years; expected volatility of 30% for all years; and risk-free interest rates of 6.48%, 5.16%, and 5.58%, respectively. The weighted-average fair market value per share of options granted during 1999, 1998, and 1997 was $2.54, $1.86, and $1.38, respectively.

Had compensation expense for the Company's stock-based compensation plans been recorded consistent with FASB SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands of dollars, except per share amounts):

                                                            1999            1998            1997
                                                         -----------------------------------------
Net income                              As reported      $   2,356       $   4,857       $   4,667
                                        Pro forma            2,060           4,578           4,562

Basic earnings per share                As reported           0.29            0.58            0.51
                                        Pro forma             0.26            0.55            0.50

Diluted earnings per share              As reported           0.29            0.57            0.50
                                        Pro forma             0.25            0.54            0.49


13. PROFIT SHARING AND 401(k) PLAN

The Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan) effective as of February 1996. The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of the Company in the United States. In 1999, employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan up to 9% of pretax salary or wages up to $10,000. The Company matched up to a maximum of $4,000 of employees' 401(k) contributions in 1999, 1998, and 1997 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions, net of forfeitures, were $0.3 million for 1999, 1998, and 1997, respectively.

During 1999, 1998, and 1997, the Company accrued discretionary profit-sharing contributions. Profit-sharing contributions are allocated equally among the number of eligible Plan participants. The Company's total profit- sharing contributions were $0.1 million, $0.1 million, and $0.2 million for 1999, 1998, and 1997, respectively.


14. TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Note 1), the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaling $5.5 million, $6.1 million, and $6.4 million in 1999, 1998, and 1997, respectively, have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid under normal business terms.


15. RISK MANAGEMENT

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

No single lessee of the Company's equipment accounted for more than 10% of revenues for the years ended December 31, 1999, 1998, or 1997. As of December 31, 1999 and 1998, management believes the Company had no significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

16. OPERATING SEGMENTS

The Company operates in three operating segments: trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing. The trailer leasing segment includes 22 trailer rental facilities that engage in short to mid-term operating leases of refrigerated and dry van trailers to a variety of customers and management of trailers for the investment programs. The management of investment programs and other transportation equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short to mid-term operating leases of other transportation equipment. The commercial and industrial equipment leasing and financing segment originates finance and operating leases and loans on commercial and industrial equipment that is financed through a securitization facility, brokers equipment, and manages institutional programs owning commercial and industrial equipment. In October 1999, the Company announced that the Company had engaged investment bankers to develop strategic alteratives to maximize shareholder value including the possible sale of part or all of the
Company. In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.5 million, net of transaction costs and income taxes. On
February 25, 2000, the shareholders of PLM International approved the transaction. This segment is accounted for as discontinued operations as of and for the year ended December 31, 1999. Prior periods financial statements have been restated.

The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and before allocating income taxes. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                            Commercial    Management
                                                                               and      of Investment
                                                                            Industrial     Programs
                                                                            Equipment     and Other
                                                                             Leasing    Transportation
                                                             Trailer           and        Equipment
For the year ended December 31, 1999                         Leasing        Financing      Leasing         Other(2)         Total
------------------------------------                        -----------------------------------------------------------------------
Revenues
Lease revenue                                               $  24,561       $   --        $   1,194       $    --         $  25,755
Fees earned                                                       835           --            9,343            --            10,178
Loss on sale or disposition of assets, net                        (49)          --             --              --               (49)
Other                                                              23           --            1,358            --             1,381
                                                            -----------------------------------------------------------------------
  Total revenues                                               25,370           --           11,895            --            37,265
                                                            -----------------------------------------------------------------------
Costs and expenses
Operations support                                             11,422           --            1,735             991          14,148
Depreciation and amortization                                   7,620           --              477            --             8,097
General and administrative expenses                              --             --             --             6,828           6,828
                                                            -----------------------------------------------------------------------
  Total costs and expenses                                     19,042           --            2,212           7,819          29,073
                                                            -----------------------------------------------------------------------
Operating income (loss)                                         6,328           --            9,683          (7,819)          8,192
Interest (expense) income, net                                 (3,163)          --           (2,261)            343          (5,081)
Other income (expenses), net                                     --             --              833            (112)            721
                                                            -----------------------------------------------------------------------
  Income (loss) before income taxes                         $   3,165       $   --        $   8,255       $  (7,588)      $   3,832
                                                            =======================================================================

Income from discontinued operations before
    income taxes                                            $    --         $  1,300      $    --         $    --         $   1,300
                                                            =======================================================================
Cumulative effect of accounting change
    before income taxes                                     $    --         $   (401)     $    --         $    --         $    (401)
                                                            =======================================================================

Total assets as of December 31, 1999                        $  88,901       $ 30,990      $  25,796       $   6,510       $ 152,197
                                                            =======================================================================

-----------------------
(2)  Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.




16.  OPERATING SEGMENTS (continued)


                                                                            Commercial    Management
                                                                               and      of Investment
                                                                            Industrial     Programs
                                                                            Equipment     and Other
                                                                             Leasing    Transportation
                                                             Trailer           and        Equipment
For the year ended December 31, 1998                         Leasing        Financing      Leasing         Other(1)         Total
------------------------------------                        -----------------------------------------------------------------------
Revenues
Lease revenue                                               $   9,743       $   --        $   2,269       $    --         $  12,012
Fees earned                                                     1,022           --           12,533            --            13,555
Gain on sale or disposition of assets, net                         94           --            1,432            --             1,526
Other                                                               4           --            3,023            --             3,027
                                                            -----------------------------------------------------------------------
  Total revenues                                               10,863           --           19,257            --            30,120
                                                            -----------------------------------------------------------------------
Costs and expenses
Operations support                                              5,127           --            4,731           2,526          12,383
Depreciation and amortization                                   3,802           --            1,066            --             4,868
General and administrative expenses                              --             --             --             7,624           7,624
                                                            -----------------------------------------------------------------------
  Total costs and expenses                                      8,929           --            5,797          10,150          24,875
                                                            -----------------------------------------------------------------------
Operating income (loss)                                         1,934           --           13,460         (10,150)          5,245
Interest (expense) income, net                                 (1,754)          --           (1,343)            212          (2,885)
Other income (expenses), net                                     --             --              474            --               473
                                                            -----------------------------------------------------------------------
  Income (loss) before income taxes                         $     180       $   --        $  12,591       $  (9,938)      $   2,833
                                                            =======================================================================

Income from discontinued operations before
    income taxes                                            $    --         $  5,066      $    --         $    --         $   5,066
                                                            =======================================================================

Total assets as of December 31, 1998                        $  50,819       $ 32,930      $  31,499       $  12,298       $ 127,546
                                                            =======================================================================



                                                                            Commercial    Management
                                                                               and      of Investment
                                                                            Industrial     Programs
                                                                            Equipment     and Other
                                                                             Leasing    Transportation
                                                             Trailer           and        Equipment
For the year ended December 31, 1997                         Leasing        Financing      Leasing         Other(1)         Total
------------------------------------                        -----------------------------------------------------------------------

Revenues
Lease revenue                                               $   5,544       $   --        $   5,058       $    --         $  10,602
Fees earned                                                     1,283           --           12,925            --            14,208
Gain on sale or disposition of assets, net                        313           --            1,432            --             1,745
Other                                                               2           --            4,612            --             4,614
                                                            -----------------------------------------------------------------------
  Total revenues                                                7,142           --           24,027            --            31,169
                                                            -----------------------------------------------------------------------
Costs and expenses
Operations support                                              3,282           --            6,878           3,006          13,166
Depreciation and amortization                                   1,672           --            2,817            --             4,489
General and administrative expenses                              --             --             --             9,536           9,536
                                                            -----------------------------------------------------------------------
  Total costs and expenses                                      4,954           --            9,695          12,542          27,191
                                                            -----------------------------------------------------------------------
Operating income (loss)                                         2,188           --           14,332         (12,542)          3,978
Interest expense, net                                          (1,201)          --           (2,060)           --            (3,261)
Other expenses, net                                                (2)          --             (340)           --              (342)
                                                            -----------------------------------------------------------------------
  Income (loss) before income taxes                         $     985       $   --        $  11,932       $ (12,542)      $     375
                                                            =======================================================================

Income from discontinued operations before
    income taxes                                            $    --         $  6,140      $    --         $    --         $   6,140
                                                            =======================================================================

Total assets as of December 31, 1997                        $  37,146       $ 32,957      $  41,817       $   6,651       $ 118,571
                                                            =======================================================================

-----------------------
(1) Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.

17. GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations follow:

Revenues from continuing operations for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands of dollars):


                                          1999            1998             1997
                                         ---------------------------------------
Domestic                                 $37,265         $28,167         $27,462
International                               --             1,953           3,707
                                         ---------------------------------------
    Total revenues                       $37,265         $30,120         $31,169
                                         =======================================


Long-lived assets from continuing operations as of December 31, 1999, 1998, and 1997 are as follows (in thousands of dollars):


                                            1999           1998           1997
                                         ---------------------------------------
Domestic                                  $104,512       $ 74,090       $ 53,744
International                                  811          1,091          1,938
                                         ---------------------------------------
    Total long-lived assets               $105,323       $ 75,181       $ 55,682
                                         =======================================


International operations are comprised primarily of international leasing, brokerage, and other activities conducted primarily through the Company's subsidiaries operated in Bermuda, Canada, and Australia (Australian operations were sold in August 1998).


18. ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS

The Company estimates the fair value of it's financial instruments based on recent similar transactions the Company has entered into. The estimated fair values of the Company's financial instruments are as follows as of December 31
(in thousands of dollars):

                                                                              1999                                  1998
                                                                 ---------------------------             ---------------------------
                                                                 Carrying             Fair              Carrying              Fair
                                                                  Amount              Value              Amount              Value
                                                                 -------             -------             -------             -------
Financial assets:
  Restricted cash (Note 6)                                       $ 1,812             $ 1,812             $ 2,261             $ 2,261
Financial liabilities:
  Senior secured notes (Note 9)                                   20,679              20,679              28,199              28,199
  Senior loan (Note 9)                                             8,824               8,940              14,706              15,137
  Other secured debt (Note 9)                                     50,697              50,191              13,142              13,142

19. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except per share amounts):

                                                            March           June         September       December
                                                             31,             30,            30,             31,             Total
                                                          -------------------------------------------------------------------------
Revenue from continuing operations                        $   7,136       $   8,459      $   9,889      $   11,781       $   37,265

Income from continuing operations                               231              10            991           1,113            2,345
Income (loss) from discontinued operations                       79             711            386            (365)             811
Loss on disposition of discontinued
    operations                                                 --              --             --              (550)            (550)
Cumulative effect of accounting
    change                                                     (250)           --             --              --               (250)
                                                          -------------------------------------------------------------------------
Net income to common shares                               $      60       $     721      $   1,377      $      198       $    2,356
                                                          =========================================================================

Basic income per common share
  Income from continuing operations                            0.03            --             0.12            0.14             0.29
  Income (loss) from discontinued operations                   0.01            0.09           0.05           (0.05)            0.10
Loss on disposition of discontinued
    operations                                                 --              --             --             (0.07)           (0.07)
  Cumulative effect of accounting
    change                                                    (0.03)           --             --              --              (0.03)
                                                          -------------------------------------------------------------------------
Net income to common shares                               $    0.01       $    0.09      $    0.17      $     0.02       $     0.29
                                                          =========================================================================

Diluted income per common share
  Income from continuing operations                            0.03            --             0.12            0.14             0.29
  Income (loss) from discontinued operations                   0.01            0.09           0.05           (0.05)            0.10
Loss on disposition of discontinued
    operations                                                 --              --             --             (0.07)           (0.07)
  Cumulative effect of accounting
    change                                                    (0.03)           --             --              --              (0.03)
                                                          -------------------------------------------------------------------------
Net income to common shares                               $    0.01       $    0.09      $    0.17      $     0.02       $     0.29
                                                          =========================================================================


The following is a summary of the quarterly results of operations for the years ended December 31, 1998 (in thousands of dollars, except per share amounts):

                                                            March           June         September       December
                                                             31,             30,            30,             31,             Total
                                                          -------------------------------------------------------------------------
Revenue from continuing operations                        $    7,501      $    7,890     $    7,079     $    7,650       $   30,120
Income from continuing operations                                658             314            151            556            1,679
Income from discontinued operations                              325             887          1,211            755            3,178
                                                          -------------------------------------------------------------------------
Net income to common shares                               $      983      $    1,201     $    1,362     $    1,311       $    4,857
                                                          =========================================================================

Basic income per common share
  Income from continuing operations                             0.08            0.04           0.02           0.06             0.20
  Income from discontinued operations                           0.04            0.10           0.14           0.10             0.38
                                                          -------------------------------------------------------------------------
Net income to common shares                               $     0.12      $     0.14     $     0.16     $     0.16       $     0.58
                                                          =========================================================================

Diluted income per common share
  Income from continuing operations                             0.08            0.04           0.02           0.06             0.20
  Income from discontinued operations                           0.03            0.10           0.14           0.10             0.37
                                                          -------------------------------------------------------------------------
Net income to common shares                               $     0.11      $     0.14           0.16     $     0.16       $     0.57
                                                          =========================================================================

During the fourth quarter of 1999, a loss on revaluation of $0.6 million was recorded on certain AFG rental schedules.

During the fourth quarter of 1999, the Company recorded the estimated loss of $0.6 million on the sale of AFG.


20. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.3 million charge, net of tax of $0.1 million, related to start-up costs of its commercial and industrial equipment operations which is being accounted for as discontinued operations.


21. SUBSEQUENT EVENTS

In February 2000, the Company's Board of Directors adopted the 2000 Director's Nonqualified Stock Option Plan, which reserved 70,000 shares of the Company's common stock for issuance to the outside directors of the Company. In February 2000, 40,000 options were granted under this plan at $6.19 per share, which equaled the closing price of the stock on the date of grant. Vesting of these options occurs in three equal installments of 33.3% per year, initiating from the date of grant.

On February 25, 2000, the Company`s shareholders approved the sale of AFG. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $1.9 million (unaudited) in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $5.0 million resulting in estimated net proceeds to the Company of $25.9 million. In addition, AFG dividended to PLMI certain assets with a net book value of $2.7 million immediately prior to the sale.

The material in this report is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Includes costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.