Form 10-Q
period 2000-03-31
PLM INTERNATIONAL INC
filed 2000-05-04
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of May 2, 2000 - 7,701,409 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)


                                                                                                      For the Three Months
                                                                                                         Ended March 31,
                                                                                                       2000           1999
                                                                                                    --------------------------

     REVENUES
     Operating lease income                                                                          $   7,290       $   3,877
     Management fees                                                                                     1,984           2,153
     Partnership interests and other fees                                                                  281             290
     Acquisition and lease negotiation fees                                                                 19             461
     Loss on the sale or disposition of assets, net                                                        (13)             (9)
     Other                                                                                                 346             364
                                                                                                    -----------------------------
         Total revenues                                                                                  9,907           7,136
                                                                                                    -----------------------------
     COSTS AND EXPENSES
     Operations support                                                                                  4,273           2,699
     Depreciation and amortization                                                                       2,522           1,577
     General and administrative                                                                          1,586           1,484
                                                                                                    -----------------------------
         Total costs and expenses                                                                        8,381           5,760
                                                                                                    -----------------------------

     Operating income                                                                                    1,526           1,376

     Interest expense                                                                                   (1,520)         (1,097)
     Interest income                                                                                       203              97
                                                                                                    -----------------------------
       Income before income taxes                                                                          209             376

     Provision for income taxes                                                                             79             145
                                                                                                    -----------------------------

       Net income from continuing operations                                                               130             231

     Income (loss) from discontinued operations, net of income tax                                         (49)             79
                                                                                                    -----------------------------
     Net income before cumulative effect of accounting change                                               81             310

     Cumulative effect of accounting change, net of income taxes                                            --            (250)
                                                                                                    -----------------------------

           Net income to common shares                                                               $       81      $      60
                                                                                                    =============================

     Basic earnings per weighted-average common share outstanding:
           Income from continuing operations                                                         $     0.02      $    0.03
           Income (loss) from discontinued operations                                                     (0.01)          0.01
           Cumulative effect of accounting change                                                           --           (0.03)
                                                                                                    -----------------------------
         Net income                                                                                  $     0.01      $    0.01
                                                                                                    =============================
     Diluted earnings per weighted-average common share outstanding:
           Income from continuing operations                                                         $    0.02       $    0.03
           Income (loss) from discontinued operations                                                    (0.01)           0.01
           Cumulative effect of accounting change                                                           --           (0.03)
                                                                                                    -----------------------------
         Net income                                                                                  $    0.01       $    0.0
                                                                                                    =============================




       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)



                                     ASSETS
                                                                                                 March 31,          December 31,
                                                                                                   2000                 1999
                                                                                            ---------------------------------------

  Cash and cash equivalents                                                                  $    22,636      $           2,089
  Receivables (net of allowance for doubtful accounts of $1.2 million and
    $0.8 million as of March 31, 2000 and December 31, 1999, respectively)                        10,329                  8,437
  Receivables from affiliates                                                                      4,248                  2,962
  Net assets of discontinued operations                                                               --                 30,990
  Equity interest in affiliates                                                                   18,165                 18,145
  Trailers held for operating leases                                                             108,272                103,000
    Less accumulated depreciation                                                                (23,298)               (21,093)
                                                                                             -------------------------------------
                                                                                                  84,974                 81,907

  Restricted cash and cash equivalents                                                             1,477                  1,812
  Other assets, net                                                                                7,815                  5,855
                                                                                             =====================================
      Total assets                                                                           $   149,644      $         152,197
                                                                                             =====================================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities
  Senior secured notes                                                                       $    18,799      $          20,679
  Senior secured loan                                                                              7,353                  8,824
  Other secured debt                                                                              50,103                 50,697
  Payables and other liabilities                                                                   8,570                  8,445
  Deferred income taxes                                                                           15,503                 14,139
                                                                                             -------------------------------------
    Total liabilities                                                                            100,328                102,784

  Shareholders' equity
  Preferred stock ($0.01 par value, 10.0 million shares
    authorized, none outstanding as of March 31, 2000 and December 31, 1999)                          --                     --
  Common stock ($0.01 par value, 50.0 million shares
    authorized, and 7,701,409 and 7,675,410 shares issued and outstanding
    as of March 31, 2000 and December 31, 1999, respectively)                                        112                    112
  Paid-in capital, in excess of par                                                               74,883                 75,059
  Treasury stock (4,334,346 and 4,360,345 shares as of March 31, 2000 and
    December 31, 1999, respectively)                                                             (18,326)               (18,324)
  Accumulated deficit                                                                             (7,353)                (7,434)
                                                                                             -------------------------------------
    Total shareholders' equity                                                                    49,316                 49,413
                                                                                             =====================================
      Total liabilities and shareholders' equity                                             $   149,644      $         152,197
                                                                                             =====================================











       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            AND COMPREHENSIVE INCOME For the Year Ended December 31,
                 1999 and the Three Months Ended March 31, 2000
                            (in thousands of dollars)






                                                    Common Stock                    Accumulated
                                     -------------------------------------------      Deficit &
                                                    Paid-in                          Accumulated
                                                   Capital in                           Other          Total
                                          At         Excess            Treasury     Comprehensive    Shareholders'
                                         Par        of Par              Stock          Income
                                     -------------------------------------------------------------------------------

  Balances, December 31, 1998            $ 112      $  74,947        $ (15,072)    $   (9,790)    $    50,197
Comprehensive income:
  Net income                                                                            2,356           2,356
Exercise of stock options                                  11              591                            602
Common stock purchases                                                  (3,951)                        (3,951)
Reissuance of treasury stock                              101              108                            209
                                         ---------------------------------------------------------------------------
  Balances, December 31, 1999              112         75,059          (18,324)        (7,434)         49,413

Comprehensive income:
  Net income                                                                               81              81
Exercise of stock options                                (176)             336                            160
Common stock purchases                                                    (338)                          (338)
                                         ===========================================================================
  Balances, March 31, 2000               $ 112      $  74,883        $ (18,326)    $   (7,353)    $    49,316
                                         ===========================================================================


























       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                                         For the Three Months


                                                                                                            Ended March 31,
                                                                                                       2000               1999
                                                                                                   --------------------------------

  OPERATING ACTIVITIES
  Net income from continuing operations                                                            $        130        $       231
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                       2,522              1,577
      Deferred income tax                                                                                 1,364             (5,838)
      Loss on sale or disposition of assets, net                                                             13                  9
      Equity income in excess of (less than) cash received                                                 (244)               82
      Increase (decrease) in payables and other liabilities                                                 125               (792)
      (Increase) decrease in receivables and receivables from affiliates                                    170                303
      Amortization of goodwill related to the investment programs                                           224                709
      Increase in other assets                                                                           (2,265)               (62)
                                                                                                   --------------------------------
         Cash provided by (used in) operating activities of continuing operations                         2,039             (3,781)
         Cash provided by operating activities of discontinued operations                                    --              6,636
         Cumulative effect of accounting change                                                              --                250
                                                                                                   --------------------------------
        Net cash provided by operating activities                                                         2,039              3,105
                                                                                                   --------------------------------

  INVESTING ACTIVITIES
  Principal payments received on finance leases                                                             140                 71
  Purchase of property, plant, and equipment                                                                 (2)              (409)
  Purchase of transportation equipment and capital improvements                                          (5,480)           (21,907)
  Proceeds from sale of subsidiary, net of transaction costs                                             27,723                 --
  Proceeds from the sale of transportation equipment for lease                                               45                103
  Proceeds from the sale of assets held for sale                                                             --              6,960
  Decrease (increase) in restricted cash and restricted cash equivalents                                    335               (409)
  Investing activities of discontinued operations                                                            --               (574)
                                                                                                    -------------------------------
        Net cash provided by (used in) investing activities                                              22,761            (16,165)
                                                                                                    -------------------------------

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facilities                                                    1,200             17,126
  Repayment of short-term warehouse credit facilities                                                    (1,200)            (5,855)
  Repayment of senior secured notes                                                                      (1,880)            (1,880)
  Repayment of senior secured loan                                                                       (1,471)            (1,471)
  Repayment of other secured debt                                                                          (867)              (298)
  Borrowings of other secured debt                                                                          273                 --
  Proceeds from exercise of stock options                                                                    30                 18
  Purchase of stock                                                                                        (338)              (405)
  Net financing activities of discontinued operations                                                        --                942
                                                                                                   --------------------------------
        Net cash (used in) provided by financing activities                                              (4,253)             8,177
                                                                                                   --------------------------------

  Net increase (decrease) in cash and cash equivalents                                                   20,547             (4,883)
  Cash and cash equivalents at beginning of period                                                        2,089              8,786
                                                                                                   ================================
  Cash and cash equivalents at end of period                                                       $     22,636        $     3,903
                                                                                                   ================================

  SUPPLEMENTAL INFORMATION
  Net cash paid for interest from continuing operations                                            $      1,588        $      2,61
                                                                                                   ================================
  Net cash paid for interest from discontinued operations                                          $      1,688        $     1,125
                                                                                                   ================================
  Net cash paid for income taxes                                                                   $        182        $       137
                                                                                                   ================================






       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of March 31, 2000 and December 31, 1999, statements of income for the three months ended March 31, 2000 and 1999, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1999 and the three months ended March 31, 2000 and statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

2.   RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3.   DISCONTINUED OPERATIONS

In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $3.2 million, which are included in receivables on consolidated balance sheet as of March 31, 2000, in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods have been restated. For business segment reporting purposes, AFG is reported in the segment "Commercial and industrial equipment leasing and financing". Costs and expenses included in discontinued operations includes all direct expenses of AFG and allocated costs from PLMI that will be eliminated as a result of the sale.

Net income (loss) from discontinued operations for the quarter ended March 31, 2000 and 1999 are as follows (in thousands of dollars):


                                                                                      2000            1999
                                                                                -------------------------------
  Revenue                                                                         $    4,076      $    6,471
  Costs and expenses                                                                  (2,871)         (2,954)
                                                                                -------------------------------
  Operating income                                                                     1,205           3,517
  Interest expense                                                                    (1,702)         (2,588)
  Interest income and other expenses                                                      95            (802)
                                                                                -------------------------------
  Net income (loss) from discontinued operations before income taxes                    (402)            127
  Provision for (benefit from) income tax                                               (153)             48
  Net income previously accrued as a component of loss
    on discontinued operations                                                           200              --
                                                                                -------------------------------
  Net income (loss) from discontinued operations                                  $      (49)     $       79
                                                                                ================================


During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.

4.   EQUIPMENT

Trailer quipment held for operating lease is depreciated on the straight-line method down to the equipment's estimated salvage value.

During the first three months of 2000, the Company purchased trailers for $5.5 million and sold trailers with a net book value of $0.1 million for $45,000.

As of March 31, 2000 and December 31, 1999, the Company had no equipment held for sale.

5.   DEBT

The Company has a $24.5 million facility, which is shared with Equipment Growth Fund VI (EGF VI), Equipment Growth and Income Fund VII (EGF VII), and
Professional Lease Management Income Fund I, LLC (Fund I), that allows the Company to purchase equipment prior to its designation to a specific program or prior to obtaining permanent financing. Total borrowings for trailer equipment are limited to $12.0 million. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility expires on June 30, 2000. As of March 31, 2000, the Company had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

During the first quarter of 2000, the Company borrowed $0.3 million under the $15.0 million credit facility used to purchase trailers. This facility's outstanding balance at March 31, 2000 was $15.0 million.

During the first quarter of 2000, the Company repaid $1.5 million of the senior secured loan, $1.9 million of the senior secured notes, and $0.9 million of the other secured debt, in accordance with the debt repayment schedules.

6.   SHAREHOLDERS' EQUITY

During the first quarter of 2000, the Company purchased 54,001 shares of the Company's common stock for $0.3 million, under the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. As of March 31, 2000, 784,080 shares had been purchased under this plan, for a total of $4.7 million.

During the three months ended March 31, 2000, 80,000 shares were issued from exercise of stock options. Consequently, the total common shares outstanding increased to 7,701,409 as of March 31, 2000 from the 7,675,410 outstanding as of December 31, 1999.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended March 31, 2000 and 1999 was 7,702,985 and 8,164,672, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended March 31, 2000 and 1999 was 7,761,244 and 8,288,189, respectively.

7.   LEGAL MATTERS

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

8.   PURCHASE COMMITMENTS

As of May 2, 2000, the Company had committed to purchase $21.0 million of trailer equipment.

9.   OPERATING SEGMENTS

The Company operates or operated in three operating segments: trailer leasing, the management of investment programs and other transportation equipment leasing, and commercial and industrial equipment leasing and financing. The trailer leasing segment includes 22 trailer rental facilities that engage in short to mid-term operating leases of refrigerated and dry van trailers to a variety of customers and management of trailers for the investment programs. The management of investment programs and other transportation equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other transportation equipment. The Company sold its comercial and industrial equipment leasing subsidiary on March 1, 2000. Accordingly, this segment is accounted for as a discontinued operation. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and certain operation support expense and before allocating income taxes.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                                  Commercial         Management
                                                                     and             of Investment
                                                                  Industrial          Programs
                                                                  Equipment           and Other
                                                                   Leasing         Transportation
                                                    Trailer           and            Equipment
                                                   Leasing        Financing          Leasing        Other<F1>1       Total
For the quarter ended March 31, 2000
-------------------------------------           ----------------------------------------------------------------------------

REVENUES
Lease income                                     $      7,245  $            --   $            45   $        --  $      7,290
Fees earned                                               173               --             2,111            --         2,284
Loss on sale or disposition of assets, net                (13)              --                --            --           (13)
Other                                                       3               --               343            --           346
                                                ------------------------------------------------------------------------------
  Total revenues                                        7,408               --             2,499            --         9,907
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      3,640               --               296           337         4,273
Depreciation and amortization                           2,365               --               157            --         2,522
General and administrative expenses                        --               --                --         1,586         1,586
                                                ------------------------------------------------------------------------------
  Total costs and expenses                              6,005               --               453         1,923         8,381
                                                ------------------------------------------------------------------------------
Operating income (loss)                                 1,403               --             2,046        (1,923)        1,526
Interest expense, net                                  (1,089)              --              (431)          203        (1,317)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $        314  $            --   $         1,615   $    (1,720) $        209
                                                ==============================================================================

Loss from discontinued operations, net of        $         --  $           (49)  $                 $        --  $        (49)
income tax                                                                                    --
                                                ==============================================================================

Total assets as of March 31, 2000                $     90,263  $            --   $        27,764   $    31,617  $    149,644
                                                ==============================================================================


                                                                  Commercial         Management
                                                                     and           of Investment
                                                                  Industrial          Programs
                                                                  Equipment           and Other
                                                                   Leasing        Transportation
                                                    Trailer          and             Equipment
                                                    Leasing        Financing          Leasing       Other<F1>1        Total
For the quarter ended March 31, 1999
-------------------------------------           ----------------------------------------------------------------------------

Revenues
Lease income                                     $      3,691  $            --   $           186   $        --  $      3,877
Fees earned                                               205               --             2,699            --         2,904
Loss on sale or disposition of assets, net                 (9)              --                --            --            (9)
Other                                                      --               --               364            --           364
                                                ------------------------------------------------------------------------------
  Total revenues                                        3,887               --             3,249            --         7,136
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      1,899               --               494           306         2,699
Depreciation and amortization                           1,459               --               110             8         1,577
General and administrative expenses                        --               --                --         1,484         1,484
                                                ------------------------------------------------------------------------------
  Total costs and expenses                              3,358               --               604         1,798         5,760
                                                ------------------------------------------------------------------------------
Operating income (loss)                                   529               --             2,645        (1,798)        1,376
Interest expense, net                                    (554)              --              (446)           --        (1,000)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $        (25) $            --   $         2,199   $    (1,798) $        376
                                                ==============================================================================

Income from discontinued operations, net of      $         --  $            79   $            --   $        --  $         79
income tax
                                                ==============================================================================
Cumulative effect of accounting change,
  net of income taxes                            $         --  $          (250)  $            --   $        --  $       (250)
                                                ==============================================================================

Total assets as of March 31, 1999                $     57,316  $        25,505   $        36,271   $     9,119  $    128,211
                                                ==============================================================================

----------------------------
<F1> 1  Includes costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and interest income.

10. CUMULATIVE EFFECT OF ACCOUNTING CHANGE FROM DISCONTINUED OPERATIONS, NET OF TAX

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required costs related to start-up activities to be expensed as incurred. The statement required that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the first quarter of 1999, at which time it took a $0.3 million charge, net of tax of $0.1 million, related to start-up costs of its commercial and industrial equipment operations which is being accounted for as discontinued operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRAILER LEASING

The Company operates 22 trailer rental facilities doing business as PLM Trailer Leasing that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. During the first three months of 2000, the Company purchased $5.5 million of refrigerated trailer equipment.

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

In accordance with certain limited partnership agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III (EGF III) and PLM Equipment Growth Fund IV (EGF IV) are expected to be liquidated by the end of 2000. Two of the limited partnerships, PLM Equipment Growth Fund (EGF I) and PLM Equipment Growth Fund II (EGF II) will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs. During this period, the Company earns lease revenue and incurs interest expense.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING

The  Company  had  a  subsidiary,   Amercian  Finance  Group,  Inc.  (AFG)  that
specialized   in  the  leasing  and  management  of  commercial  and  industrial equipment.

In October 1999, the Company agreed to sell AFG for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000, the Company received $29.0 million for AFG. The Company expects to receive additional proceeds of $3.2 million in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods financial statements have been restated.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following analysis reviews the operating results of the Company:


REVENUES

                                                                             For the Three Months
                                                                                Ended March 31,

                                                                     2000                          1999
                                                                     -----------------------------------------
                                                                             (in thousands of dollars)

Operating lease income                                                $     7,290             $      3,877
Management fees                                                             1,984                    2,153
Partnership interests and other fees                                          281                      290
Acquisition and lease negotiation fees                                         19                      461
Loss on the sale or disposition of assets, net                                (13)                      (9)
Other                                                                         346                      364
                                                                     -----------------------------------------
  Total revenues                                                      $     9,907             $      7,136


The fluctuations in revenues for the three months ended March 31, 2000, compared to the same quarter in 1999, are summarized and explained below.

Operating lease income by equipment type:


                                                                              For the Three Months
                                                                                Ended March 31,

                                                                     2000                           1999
                                                                     -----------------------------------------
                                                                             (in thousands of dollars)

Trailers                                                              $     7,245             $      3,691
Lease income from assets held for sale                                         --                      179
Other                                                                          45                        7
                                                                     -----------------------------------------
  Total operating lease income                                        $     7,290             $      3,877


Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $3.4 million during the first quarter of 2000, compared to the same quarter of 1999. An increase of $3.6 million in operating lease income generated from trailer equipment. An increase of $2.5 million in trailer lease income was due to an increase in the amount of these types of equipment owned and on operating lease. For the quarter ended March 31, 2000, the average investment in trailer equipment was $105.6 million, compared to $66.7 million for the first quarter of 1999. An increase of $1.1 million in trailer lease income was due to higher lease rates in the first quarter of 2000 compared to the same quarter of 1999.

The increase in operating lease income from trailer equipment was partially offset by a $0.2 million decrease in operating lease generated from assets held for sale. During the first quarter of 1999, the Company purchased $13.8 million in marine containers and sold $7.0 million in marine containers to an affiliated program at cost, which approximated their fair market value. The Company earned operating lease income on these marine containers during the first quarter of 1999. There were no assets held for sale by the Company during the first quarter of 2000.

MANAGEMENT FEES:

         Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $2.0 million and $2.2 million for the quarters ended March 31, 2000 and 1999, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and Professional Lease Management Income Fund I (Fund I). With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $0.3 million and $0.4 million for the quarters ended March 31, 2000 and 1999, respectively. In addition, a decrease of $0.1 million in the Company's residual interests in the programs was recorded during the quarter ended March 31, 1999. The decrease in net earnings and distribution levels and residual interests in 2000, compared to 1999, resulted from the disposition of equipment in certain of the EGF programs.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended March 31, 2000, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $2.6 million, compared to the Company purchasing $7.2 million of transportation and other equipment during the quarter ended March 31, 1999, resulting in a $0.4 million decrease in acquisition and lease negotiation fees. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will continue at the current levels.

LOSS ON THE SALE OR DISPOSITION OF ASSETS, NET:

         During the quarter ended March 31, 2000, the Company recorded $13,000 in loss on the sale or disposition of trailer equipment. During the quarter ended March 31, 1999, the Company recorded $9,000 loss on the sale or disposition of trailer equipment.

COSTS AND EXPENSES

                                                                               For the Three Months
                                                                                 Ended March 31,

                                                                     2000                         1999
                                                                     -----------------------------------------
                                                                            (in thousands of dollars)

Operations support                                                    $     4,273             $      2,699
Depreciation and amortization                                               2,522                    1,577
General and administrative                                                  1,586                    1,484
                                                                     -----------------------------------------
  Total costs and expenses                                            $     8,381             $      5,760

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, and provision for doubtful accounts, increased $1.6 million (58%) for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Operations support expense related to the trailer leasing segment increased $1.7 million due to the expansion of PLM Rental, with the addition of rental yards and additional trailer purchases. This increase was offset by a $0.2 million decrease in operations support expenses related to the management of investment programs and other transportation equipment-leasing segment resulting from the sale of the investment programs' transportation equipment.

DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization expenses increased $0.9 million (60%) for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. The increase resulted from an increase in refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses increased $0.1 million (7%) during the quarter ended March 31, 2000, compared to the same quarter in 1999, primarily due to a $0.1 million decrease in allocations to the managed programs.

OTHER INCOME AND EXPENSES

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                         2000                         1999
                                                                     -----------------------------------------
                                                                              (in thousands of dollars)

Interest expense                                                      $    (1,520)            $     (1,097)
Interest income                                                               203                       97


INTEREST EXPENSE:

Interest expense increased $0.4 million (39%) during the quarter ended March 31, 2000, compared to the same quarter in 1999, due to an increase in borrowings of other secured debt to fund trailer purchases. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding under the senior secured debt agreements.

INTEREST INCOME:

Interest income increased $0.1 million (109%) during the quarter ended March 31, 2000, compared to the same quarter of 1999, as a result of higher average cash balances during the quarter ended March 31, 2000, compared to the same quarter of 1999. The increase in cash balances resulted from the proceeds received from the sale of AFG.

PROVISION FOR INCOME TAXES:

For the three months ended March 31, 2000, the provision for income tax was $0.1 million, representing an effective rate of 38%. For the three months ended March 31, 1999, the provision for income taxes was $0.1 million, representing an effective rate of 39%. The decrease in effective rate of 1% was due to a decrease in tax loss from a foreign subsidiary which was liquidated during the first quarter of 2000.

Net Income from Discontinued Operations

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG) for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale was completed on March 1, 2000. Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods financial statements have been restated.

Net income from discontinued operations for the quarter ended March 31, 2000 and 1999 are as follows (in thousands of dollars):


                                                                                   2000             1999
                                                                              -------------------------------
  REVENUES
  Operating Lease income                                                       $     1,841      $    2,225
  Finance lease income                                                               1,650           3,147
  Management fees                                                                      100             215
  Gain on sale or disposition of assets, net                                            40             322
  Other                                                                                445             562
                                                                              -------------------------------
      Total revenues                                                                 4,076           6,471
                                                                              -------------------------------

  Costs and expenses
  Operations support                                                                 1,366           1,132
  Depreciation and amortization                                                      1,505           1,822
                                                                              -------------------------------
      Total costs and expenses                                                       2,871           2,954
                                                                              -------------------------------

  Operating income                                                                   1,205           3,517
  Interest expense, net                                                             (1,607)         (2,442)
  Other expenses                                                                        --            (948)
                                                                              -------------------------------
    Income (loss) before income taxes                                                 (402)            127
  Provision for (benefit from) income taxes                                           (153)             48
  Net income previously accrued as a component
    of loss on discontinued operations                                                 200              --
                                                                              -------------------------------
  Net income (loss) from discontinued operations                              $        (49)     $       79
                                                                              ===============================


The decrease in all revenues and expense was due to the sale of AFG on March 1, 2000.

In addition, other expenses decreased $1.0 million due to the write-off of expenses related to the proposed initial public offering of AFG in 1999. A similar expense was not recorded in 2000.

During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.

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

NET INCOME

As a result of the foregoing, for the three months ended March 31, 2000 and 1999, net income was $0.1 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.01.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, the sale of equipment, and the sale of business segments.

Liquidity in the remainder 2000 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, the volume of trailer equipment leasing transactions, and additional borrowings. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

DEBT FINANCING:

FSI WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis by the Company for sale to affiliated programs or third parties have, from time to time, been partially funded by a $24.5 million warehouse credit facility. This facility is also used to temporarily finance the purchase of trailers prior to permanent financing being obtained. Borrowings under this facility secured by trailers are limited to $12.0 million. This facility expires on June 30, 2000. The Company believes it will be able to renew this facility on substantially the same terms upon its expiration.

This facility is shared with Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I). Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus
162.5 basis points, at the option of the Company. As of December 31, 1999 and May 2, 2000, the Company had no outstanding borrowings under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

SENIOR SECURED NOTES: The Company's senior secured notes agreement, which had an outstanding balance of $18.8 million as of March 31, 2000 and May 2, 2000, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

SENIOR SECURED LOAN: The company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $7.4 million as of March 31, 2000 and May 2, 2000, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of the storage equipment and virtually all trailer equipment purchased prior to August 1998. As of March 31, 2000, the cash collateral balance for this loan was $43,000 and is included in restricted cash and cash equivalents on the Company's balance sheet. During the first three months of 2000, the Company repaid $1.5 million on this facility. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001.

OTHER SECURED DEBT: As of March 31, 2000, the Company had $35.1 million outstanding under eight debt agreements, bearing interest from 5.35% to 7.05%, each with payments of $0.1 million due monthly in advance. The debt is secured by certain trailer equipment and allows the Company to buy the equipment at a fixed price at the end of the loan. The final payments under these eight debt agreements total $9.1 million due between December 2005 and October 2006.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of March 31, 2000 and May 2, 2000, the Company had borrowed $15.0 million under this facility. Payments of $0.5 million are due quarterly beginning August 2000, with a final payment of $1.4 million due August 2006.

TRAILER LEASING:

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. The Company intends to move virtually all of its dry van trailers to these facilities. During the three months ended March 31, 2000, the Company purchased $5.5 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $0.1 million for proceeds of $45,000. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

STOCK REPURCHASE PROGRAM:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. As of May 2, 2000, 784,080 shares had been purchased under this plan for a total of $4.7 million.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facilities, senior secured notes, and $15.0 million of its other secured debt are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in the remainder of 2000, $0.1 million in 2001, $36,000 in 2002, and $18,000 in 2003. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.4 million in the remainder of 2000, $0.2 million in 2001, $0.1 million in 2002, and $36,000 in 2003.

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


                              PLM INTERNATIONAL, INC.



                              /s/  Richard K Brock
                              Richard K Brock
                              Chief Financial Officer






Date: May 2, 2000