Form 10-Q
period 2000-06-30
PLM INTERNATIONAL INC
filed 2000-08-02
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of August 1, 2000 - 7,408,510 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)


                                                                       For the Three Months                   For the Six Months
                                                                           Ended June 30,                       Ended June 30,
                                                                            2000          1999               2000              1999
                                                                       -------------------------------------------------------------

     REVENUES
Operating lease income                                                  $   8,072       $   5,424         $  15,362       $   9,301
Management fees                                                             1,923           2,079             3,907           4,232
Partnership interests and other fees                                          (93)             26               188             316
Acquisition and lease negotiation fees                                        134             618               153           1,079
Loss on the sale or disposition of assets, net                                 (8)            (3)               (21)            (12)
Other                                                                         222             313               568             677
                                                                      --------------------------------------------------------------
 Total revenues                                                            10,250           8,457            20,157          15,593
                                                                      --------------------------------------------------------------

COSTS AND EXPENSES
Operations support                                                          3,674           3,123             7,947           5,822
Depreciation and amortization                                               2,768           1,902             5,290           3,479
General and administrative                                                  1,714           2,045             3,300           3,529
                                                                      --------------------------------------------------------------
 Total costs and expenses                                                   8,156           7,070            16,537          12,830
                                                                      --------------------------------------------------------------

Operating income                                                            2,094           1,387             3,620           2,763

Interest expense                                                           (1,493)         (1,342)           (3,013)         (2,439)
Interest income                                                               400              96               603             193
Other expenses, net                                                            (2)           (124)               (2)           (124
                                                                     ---------------------------------------------------------------
 Income before income taxes                                                   999              17             1,208             393

Provision for income taxes                                                    379              21               458             166
                                                                      --------------------------------------------------------------
 Income (loss) from continuing operations, net of income tax                  620              (4)              750             227

Income (loss) from discontinued operations, net of income tax                 (58)            725              (107)            804
                                                                      --------------------------------------------------------------

 Net income before cumulative effect of accounting change                     562             721               643           1,031

Cumulative effect of accounting change, net of income taxes                    --              --                --            (250)
                                                                      --------------------------------------------------------------

  Net income to common shares                                          $      562       $     721         $     643       $     781
                                                                      ==============================================================

Basic earnings per weighted-average common share
 outstanding
  Income from continuing operations                                   $      0.08       $      --         $    0.09       $    0.03
  Income (loss) from discontinued operations                                (0.01)           0.09             (0.01)           0.10
  Cumulative effect of accounting change                                       --              --                --           (0.03)
                                                                    ----------------------------------------------------------------
 Net income                                                           $      0.07       $    0.09         $    0.08       $    0.10
                                                                    ================================================================
Diluted earnings per weighted-average common share
 outstanding
  Income from continuing operations                                   $      0.08       $      --         $    0.09       $    0.02
  Income (loss) from discontinued operations                                (0.01)           0.09             (0.01)           0.10
  Cumulative effect of accounting change                                       --              --                --           (0.03)
                                                                    ----------------------------------------------------------------
                                                                      $      0.07       $    0.09         $    0.08       $    0.09
                                                                    ================================================================

       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)



                                     ASSETS
                                                                                                  June 30,           December 31,
                                                                                                   2000                 1999
                                                                                            ---------------------------------------

  Cash and cash equivalents                                                                  $     2,985      $           2,089
  Receivables (net of allowance for doubtful accounts of $1.1 million and
    $0.8 million as of June 30, 2000 and December 31, 1999, respectively)                          9,442                  8,437
  Receivables from affiliates                                                                      8,937                  2,962
  Net assets of discontinued operations                                                               --                 30,990
  Equity interest in affiliates                                                                   17,032                 18,145
  Assets held for sale                                                                            14,000                     --
  Trailers held for operating leases                                                             115,586                103,000
    Less accumulated depreciation                                                                (25,645)               (21,093)
                                                                                             -------------------------------------
                                                                                                  89,941                 81,907

  Restricted cash and cash equivalents                                                             1,632                  1,812
  Other assets, net                                                                                6,975                  5,855
                                                                                             =====================================
      Total assets                                                                           $   150,944      $         152,197
                                                                                             =====================================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Short-term warehouse facility                                                              $     8,900      $              --
  Senior secured notes                                                                            16,919                 20,679
  Senior secured loan                                                                              5,883                  8,824
  Other secured debt                                                                              49,220                 50,697
  Payables and other liabilities                                                                   6,785                  8,445
  Deferred income taxes                                                                           15,609                 14,139
                                                                                             -------------------------------------
    Total liabilities                                                                            103,316                102,784

  SHAREHOLDERS' EQUITY
  Preferred stock ($0.01 par value, 10.0 million shares
    authorized, none outstanding as of June 30, 2000 and December 31, 1999)                           --                     --
  Common stock ($0.01 par value, 50.0 million shares
    authorized, and 7,395,510 and 7,675,410 shares issued and outstanding
    as of June 30, 2000 and December 31, 1999, respectively)                                         112                    112
  Paid-in capital, in excess of par                                                               74,883                 75,059
  Treasury stock (4,640,245 and 4,360,345 shares as of June 30, 2000 and
    December 31, 1999, respectively)                                                             (20,576)               (18,324)
  Accumulated deficit                                                                             (6,791)                (7,434)
                                                                                             -------------------------------------
    Total shareholders' equity                                                                    47,628                 49,413
                                                                                             =====================================
      Total liabilities and shareholders' equity                                             $   150,944      $         152,197
                                                                                             =====================================









See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            AND COMPREHENSIVE INCOME For the Year Ended December 31,
                   1999 and the Six Months Ended June 30, 2000
                            (in thousands of dollars)




                                                                                     Accumulated
                                                    Common Stock                     Deficit &
                                     -------------------------------------------
                                                    Paid-in                          Accumulated
                                                   Capital in                           Other          Total
                                             At     Excess            Treasury     Comprehensive    Shareholders'
                                            Par     of Par              Stock          Income          Equity

                                     -----------------------------------------------------------------------------------

  Balances, December 31, 1998            $ 112      $  74,947        $ (15,072)    $   (9,790)    $    50,197
Comprehensive income:
  Net income                                                                            2,356           2,356
Exercise of stock options                                  11              591                            602
Common stock purchases                                                  (3,951)                        (3,951)
Reissuance of treasury stock                              101              108                            209
                                         --------------------------------------------------------------------------
  Balances, December 31, 1999              112         75,059          (18,324)        (7,434)         49,413

Comprehensive income:
  Net income                                                                              643             643
Exercise of stock options                                (176)             336                            160
Common stock purchases                                                  (2,588)                        (2,588)
                                         ===========================================================================
  Balances, June 30, 2000                $ 112      $  74,883        $ (20,576)    $   (6,791)    $    47,628
                                         ===========================================================================








       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                               For the Six Months

                                                                                                           Ended June 30,
                                                                                                       2000               1999
                                                                                                   --------------------------------
  OPERATING ACTIVITIES
  Net income from continuing operations                                                            $        750        $       228
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                       5,290              3,479
      Deferred income tax                                                                                    (6)               492
      Loss on sale or disposition of assets, net                                                             21                 12
      (Decrease) increase in payables and other liabilities                                              (1,660)             5,059
      Increase in receivables and receivables from affiliates                                            (3,590)            (6,621)
      Amortization of goodwill related to the investment programs                                           448              1,424
      Decrease (increase) in other assets                                                                   538               (144)
                                                                                                   --------------------------------
         Cash provided by operating activities of continuing operations                                   1,791              3,929
         Cash (used in) provided by operating activities of discontinued operations                      (1,532)             3,881
         Cumulative effect of accounting change                                                              --                250
                                                                                                   --------------------------------
        Net cash provided by operating activities                                                           259              8,060
                                                                                                   --------------------------------

  INVESTING ACTIVITIES
  Cash received from affiliated entities in excess of equity income                                         665                562
  Principal payments received on finance leases                                                             279                142
  Purchase of property, plant, and equipment                                                                 (9)              (459)
  Purchase of equipment held for sale                                                                   (14,000)                --
  Purchase of trailer equipment and capital improvements to trailers                                    (13,073)           (38,724)
  Proceeds from sale of subsidiary, net of transaction costs                                             28,275                 --
  Proceeds from the sale of trailer equipment                                                               156                234
  Proceeds from the sale of assets held for sale                                                             --             13,801
  Decrease (increase) in restricted cash and restricted cash equivalents                                    180               (124)
  Investing activities of discontinued operations                                                            --             13,692
                                                                                                   --------------------------------
        Net cash provided by (used in) investing activities                                               2,473            (10,876)
                                                                                                   --------------------------------

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facility                                                     10,200             27,099
  Repayment of short-term warehouse credit facility                                                      (1,300)           (16,720)
  Repayment of senior secured notes                                                                      (3,760)            (3,760)
  Repayment of senior secured loan                                                                       (2,941)            (2,941)
  Borrowings of other secured debt                                                                          273              9,827
  Repayment of other secured debt                                                                        (1,750)              (720)
  Reissuance of treasury stock, net                                                                          --                 42
  Proceeds from exercise of stock options                                                                    30                419
  Purchase of stock                                                                                      (2,588)            (1,604)
  Net financing activities of discontinued operations                                                        --            (14,838)
                                                                                                   --------------------------------
        Net cash used in financing activities                                                            (1,836)            (3,196)
                                                                                                   --------------------------------

  Net increase (decrease) in cash and cash equivalents                                                      896             (6,012)
  Cash and cash equivalents at beginning of period                                                        2,089              8,786
                                                                                                   --------------------------------
  Cash and cash equivalents at end of period                                                       $      2,985        $     2,774

                                                                                                   ================================
  SUPPLEMENTAL INFORMATION
  Net cash paid for interest from continuing operations                                            $      2,860        $     2,411
                                                                                                   ================================
  Net cash paid for interest from discontinued operations                                          $      1,688        $     5,020
                                                                                                   ================================
  Net cash paid for income taxes                                                                   $        307                206
                                                                                                   ================================





       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly- and majority-owned subsidiaries (the Company's) financial position as of June 30, 2000 and December 31, 1999, statements of income for the six months ended June 30, 2000 and 1999, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1999 and the six months ended June 30, 2000, and statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

2.   RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3.   DISCONTINUED OPERATIONS

In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. In July 2000, the Company received additional sales proceeds of $2.3 million for the sale of AFG. The Company expects to receive additional proceeds of $0.9 million in the third or fourth quarter of 2000 related to the sale of AFG. This amount has been disputed by the purchaser of AFG and will be submitted to arbitration. The Company expects to prevail in arbitration. Receivables aggregating $3.2 million were included in receivables on the consolidated balance sheet on June 30, 2000. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

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

Net income (loss) from discontinued operations for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands of dollars):


                                                              For the Three Months              For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                              2000           1999              2000             1999
                                                           --------------------------       ----------------------------
     Revenue                                               $      --      $   6,948         $    4,076      $  13,419
     Costs and expenses                                          (46)        (3,409)            (2,917)        (6,363)
                                                           --------------------------       -----------------------------
     Operating income (loss)                                     (46)         3,539              1,159          7,056
     Interest expense                                            (48)        (2,480)            (1,750)        (5,068)
     Interest income and other expenses                           --            111                 95           (691)
                                                          ---------------------------       ----------------------------
     Net income (loss) from discontinued operations
       before income taxes                                       (94)         1,170               (496)         1,297
     Provision for (benefit from) income tax                     (36)           445               (189)           493
     Net income previously accrued as a component
       of loss on discontinued operations                         --             --                200             --
                                                          ----------------------------      ----------------------------
     Net income (loss) from discontinued operations        $     (58)     $     725         $     (107)     $     804
                                                          ============================      ============================


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

3    DISCONTINUED OPERATIONS (CONTINUED)

During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.

4.   DISPOSITION OF TRAILER ASSETS

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets of PLM International, Inc. to Marubeni America Corporation. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied. If the transaction is approved, the trailer assets will be treated for accounting purposes as a discontinued operation of PLM International.

It is estimated that at the closing of the sale, Marubeni America Corporation will pay approximately $65.8 million in cash to PLM International for its 4,000 trailers and assume $49.1 million in debt and other liabilities, including the operation of PLM Trailer Leasing's 22 trailer yards located throughout the United States. The transaction is expected to close in the third quarter of 2000.

5.   EQUIPMENT

Trailer equipment held for operating lease is depreciated on the straight-line method down to the equipment's estimated salvage value.

During the six months ended June 30, 2000, the Company purchased trailers for $13.1 million and sold trailers with a net book value of $0.2 million for $0.2 million.

The Company classifies equipment as held for sale if the particular asset is subject to a pending contract for sale or is held for sale to an affiliated program. Equipment held for sale is valued at the lower of the depreciated cost or the fair value less the costs to sell. As of June 30, 2000, $14.0 million of marine containers are reported as assets held for sale. As of December 31, 1999, the Company had no equipment held for sale.

6.   DEBT

The Company has a warehouse facility, which is shared with PLM Equipment Growth Fund VI (Fund VI), PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, that allows the Company to purchase equipment prior to its designation to a specific program or prior to obtaining permanent financing. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The Company has been notified by the lender that this facility will not be renewed upon its expiration. The Company is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The Company believes the facility will be in place by September 30, 2000.

As of June 30, 2000, the Company had $8.9 million outstanding under this facility and Fund VI had outstanding borrowings of $0.6 million.

During the first six months of 2000, the Company borrowed $0.3 million under the $15.0 million credit facility used to purchase trailers. This facility's outstanding balance at June 30, 2000 was $15.0 million.

During the six months ended June 30, 2000, the Company repaid $2.9 million of the senior secured loan, $3.8 million of the senior secured notes, and $1.7 million of the other secured debt, in accordance with the debt repayment schedules.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7.   SHAREHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company purchased 98,246 shares of the Company's common stock for $0.7 million, which completed the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. The Company purchased 828,325 shares under this plan for a total of $5.0 million.

In May 2000, the Company's Board of Directors' authorized the purchase of up to $10.0 million of the Company's common stock. During the six months ended June 30, 2000, the Company purchased 261,654 shares of the Company's common stock for $1.9 million, under the $10.0 million common stock repurchase program.

During the six months ended June 30, 2000, 80,000 shares were issued for the exercise of stock options. Consequently, the total common shares outstanding decreased to 7,395,510 as of June 30, 2000 from the 7,675,410 outstanding as of December 31, 1999.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended June 30, 2000 and 1999 was 7,638,701 and 8,066,243, respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the six months ended June 30, 2000 and 1999 was 7,670,843 and 8,115,458, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended June 30, 2000 and 1999 was 7,698,658 and 8,179,429, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the six months ended June 30, 2000 and 1999 was 7,730,116 and 8,239,249, respectively.

8.   LEGAL MATTERS

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   LEGAL MATTERS (CONTINUED)

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   LEGAL MATTERS (CONTINUED)

The company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

9.   PURCHASE COMMITMENTS

As of August 1, 2000, the Company had committed to purchase $14.5 million of trailer equipment.

10.  OPERATING SEGMENTS

The Company operates or operated in three operating segments: trailer leasing, the management of investment programs and other equipment leasing, and commercial and industrial equipment leasing and financing. The trailer leasing segment includes 22 trailer rental facilities that engage in short to mid-term operating leases of refrigerated and dry van trailers to a variety of customers and management of trailers for the investment programs. The management of investment programs and other equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other transportation equipment. The Company sold its commercial and industrial equipment leasing subsidiary on March 1, 2000. Accordingly, this segment is accounted for as a discontinued operation. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses and certain operation support expense and before allocating income taxes. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                  Commercial         Management
                                                                     and           Of Investment
                                                                  Industrial          Programs
                                                                  Equipment          and Other
                                                                   Leasing        Transporatation
                                                    Trailer          and             Equipment
For the three months ended June 30, 2000            Leasing       Financing           Leasing         Other<F1>1        Total
-----------------------------------------
                                                ------------------------------------------------------------------------------
REVENUES
Lease income                                     $      7,808  $            --   $           264   $        --  $      8,072
Fees earned                                               185               --             1,779            --         1,964
Loss on sale or disposition of assets, net                 (8)              --                --            --            (8)
Other                                                      30               --               192            --           222
                                                ------------------------------------------------------------------------------
  Total revenues                                        8,015               --             2,235            --        10,250
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      3,136               --               132           406         3,674
Depreciation and amortization                           2,529               --               239            --         2,768
General and administrative expenses                        --               --                --         1,714         1,714
                                                ------------------------------------------------------------------------------
  Total costs and expenses                              5,665               --               371         2,120         8,156
                                                ------------------------------------------------------------------------------
Operating income (loss)                                 2,350               --             1,864        (2,120)        2,094
Interest income (expense), net                         (1,054)              --              (402)          363        (1,093)
Other expense, net                                         --               --                (2)           --            (2)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $      1,296  $            --   $         1,460   $    (1,757) $        999
                                                ==============================================================================

Loss from discontinued operations, net of        $         --  $           (58)  $                 $        --  $        (58)
income tax                                                                                    --
                                                ==============================================================================

Total assets as of June 30, 2000                 $     96,164  $            --   $        45,049   $     9,731  $    150,944
                                                ==============================================================================





<F1>
------------------------
1 Includes interest income and costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

10.  OPERATING SEGMENTS (CONTINUED)



                                                                  Commercial        Management
                                                                     and         of Investment
                                                                  Industrial         Programs
                                                                  Equipment          and Other
                                                                   Leasing         Transportation
                                                    Trailer          and             Equipment
For the three months ended June 30, 1999            Leasing       Financing           Leasing        Other<F1>1        Total
-----------------------------------------
                                                ------------------------------------------------------------------------------
Revenues
Lease income                                     $      4,986  $            --   $           438   $        --  $     5,424
Fees earned                                               196               --             2,527            --        2,723
Loss on sale or disposition of assets, net                 (3)              --                --            --           (3)
Other                                                      --               --               313            --          313
                                                ------------------------------------------------------------------------------
  Total revenues                                        5,179               --             3,278            --        8,457
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      2,490               --               494           139        3,123
Depreciation and amortization                           1,780               --               122            --        1,902
General and administrative expenses                        --               --                --         2,045        2,045
                                                ------------------------------------------------------------------------------
  Total costs and expenses                              4,270               --               616         2,184        7,070
                                                ------------------------------------------------------------------------------
Operating income (loss)                                   909               --             2,662        (2,184)       1,387
Interest expense, net                                    (634)              --              (612)           --       (1,246)
Other expenses, net                                        --               --                --          (124)        (124)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $        275  $            --   $         2,050   $    (2,308) $        17
                                                ==============================================================================

Income from discontinued operations, net of      $         --  $           725   $            --   $        --  $       725
income tax
                                                ==============================================================================

Total assets as of June 30, 1999                 $     73,260  $        30,498   $        34,034   $     7,728  $   145,520
                                                ==============================================================================



                                                                  Commercial        Management
                                                                     and           of Investment
                                                                  Industrial         Programs
                                                                  Equipment          and Other
                                                                   Leasing         Transportation
                                                    Trailer          and             Equipment
For the six months ended June 30, 2000              Leasing       Financing           Leasing         Other<F1>1       Total
---------------------------------------
                                                ------------------------------------------------------------------------------
Revenues
Lease income                                     $     15,053  $            --   $           309   $        --  $    15,362
Fees earned                                               358               --             3,890            --        4,248
Loss on sale or disposition of assets, net                (21)              --                --            --          (21)
Other                                                      33               --               535            --          568
                                                ----------------------------------------------------------------------------
  Total revenues                                       15,423               --             4,734            --       20,157
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      6,776               --               428           743        7,947
Depreciation and amortization                           4,894               --               396            --        5,290
General and administrative expenses                        --               --                --         3,300        3,300
                                                ------------------------------------------------------------------------------
  Total costs and expenses                             11,670               --               824         4,043       16,537
                                                ------------------------------------------------------------------------------
Operating income (loss)                                 3,753               --             3,910        (4,043)       3,620
Interest income (expense), net                         (2,143)              --              (833)          566       (2,410)
Other expense, net                                         --               --                (2)           --           (2)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $      1,610  $            --   $         3,075   $    (3,477) $     1,208
                                                ==============================================================================

Loss from discontinued operations, net of        $         --  $          (107)  $            --   $        --  $      (107)
 income tax
                                                ==============================================================================

Total assets as of June 30, 2000                 $     96,164  $            --   $        45,049   $     9,731  $   150,944
                                                ==============================================================================





<F1>
--------------------------
1 Includes interest income and costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.


                                              PLM INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   JUNE 30, 2000

10.  OPERATING SEGMENTS (CONTINUED)

                                                                  Commercial         Management
                                                                     and            of Investment
                                                                  Industrial          Programs
                                                                  Equipment           and Other
                                                                   Leasing         Transportation
                                                    Trailer          and             Equipment
For the six months ended June 30, 1999              Leasing       Financing           Leasing             Other<F1>1   Total
---------------------------------------         ------------------------------------------------------------------------------

Lease income                                     $      8,677  $            --   $           624   $        --  $     9,301
Fees earned                                               401               --             5,226            --        5,627
Loss on sale or disposition of assets, net                (12)              --                --            --          (12)
Other                                                      --               --               677            --          677
                                                ------------------------------------------------------------------------------
  Total revenues                                        9,066               --             6,527            --       15,593
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                      4,389               --               988           445        5,822
Depreciation and amortization                           3,239               --               240            --        3,479
General and administrative expenses                        --               --                --         3,529        3,529
                                                ------------------------------------------------------------------------------
  Total costs and expenses                              7,628               --             1,228         3,974       12,830
                                                ------------------------------------------------------------------------------
Operating income (loss)                                 1,438               --             5,299        (3,974)       2,763
Interest expense, net                                  (1,188)              --            (1,058)           --       (2,246)
Other expenses, net                                        --               --                --          (124)        (124)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $        250  $            --   $         4,241   $    (4,098) $       393
                                                ==============================================================================

Income from discontinued operations, net of      $         --  $           804   $            --   $        --  $       804
 income tax
                                                ==============================================================================
Cumulative effect of accounting change,
  Net of income taxes                            $         --  $          (250)  $            --   $        --  $      (250)
                                                ==============================================================================

Total assets as of June 30, 1999                 $     73,260  $        30,498   $        34,034   $     7,728  $   145,520
                                                ==============================================================================



<F1>
--------------------------
1 Includes interest income and costs not identifiable to a particular segment such as general and administrative and certain operations support expenses.



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

In accordance with certain limited partnership agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III and PLM Equipment Growth Fund IV are expected to be liquidated by the end of 2000. Two of the limited partnerships, PLM Equipment Growth Fund and PLM Equipment Growth Fund II will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs or third parties. During this period, the Company earns lease revenue and incurs interest and operating expenses.

TRAILER LEASING

The Company operates 22 trailer rental facilities doing business as PLM Trailer Leasing that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. During the first six months of 2000, the Company purchased $13.1 million of refrigerated trailer equipment.

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets of PLM International, Inc. to Marubeni America Corporation. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied. If the transaction is approved, the trailer assets will be treated for accounting purposes as a discontinued operation of PLM International.

It is estimated that at the closing of the sale, Marubeni America Corporation will pay approximately $65.8 million in cash to PLM International for its 4,000 trailers and assume $49.1 million in debt and other liabilities, including the operation of PLM Trailer Leasing's 22 trailer yards located throughout the United States. The transaction is expected to close in the third quarter of 2000.

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING

The  Company  had  a  subsidiary,   Amercian  Finance  Group,  Inc.  (AFG)  that
specialized   in  the  leasing  and  management  of  commercial  and  industrial equipment.

In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. In July 2000, the Company received additional sales proceeds of $2.3 million for the sale of AFG. The Company expects to receive additional proceeds of $0.9 million in the third or fourth quarter of 2000 related to the sale of AFG. This amount has been disputed by the purchaser of AFG and will be submitted to arbitration. The Company expects to prevail in arbitration. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods have been restated.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The following analysis reviews the operating results of the Company:

REVENUES

                                                       For the Three Months
                                                           Ended June 30,
                                                     2000                1999
                                                  -----------------------------
                                                     (in thousands of dollars)

Operating lease income                             $     8,072      $     5,424
Management fees                                          1,923            2,079
Partnership interests and other fees                       (93)              26
Acquisition and lease negotiation fees                     134              618
Loss on the sale or disposition of assets, net              (8)              (3)
Other                                                      222              313
                                                  ------------------------------
  Total revenues                                   $    10,250      $     8,457

The fluctuations in revenues for the three months ended June 30, 2000, compared to the three month ended June 30, 1999, are summarized and explained below.

OPERATING LEASE INCOME BY EQUIPMENT TYPE:

                                                       For the Three Months
                                                           Ended June 30,
                                                     2000                1999
                                                  -----------------------------
                                                     (in thousands of dollars)

Trailers                                           $     7,808      $     4,986
Lease income from assets held for sale                     122              408
Other                                                      142               30
                                                  -----------------------------
 Total operating lease income                      $     8,072      $     5,424

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $2.6 million during the second quarter of 2000, compared to the same quarter of 1999. An increase of $2.8 million in operating lease income was generated from trailer equipment. An increase of $2.6 million in trailer lease income was due to an increase in the amount of this type of equipment owned and on operating lease. For the quarter ended June 30, 2000, the average net book value of trailer equipment was $87.5 million, compared to $61.5 million for the second quarter of 1999. An increase of $0.2 million in trailer lease income was due to higher lease rates in the second quarter of 2000 compared to the same quarter of 1999.

The increase in operating lease income from trailer equipment was partially offset by a $0.3 million decrease in operating lease income generated from assets held for sale. For 17 days in the second quarter of 2000, the Company owned $14.0 million in marine containers which the Company earned $0.1 million in operating lease income. These marine containers are reported as assets held for sale on the consolidated June 30, 2000 balance sheet. During the second quarter of 1999, the Company owned $6.8 million in marine containers that were sold during the three months ended June 30, 1999 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.4 million in operating lease income on these marine containers during the second quarter of 1999.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $1.9 million and $2.1 million for the quarters ended June 30, 2000 and 1999, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and Professional Lease Management Income Fund I, LLC (Fund I). With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings and losses of the Company's affiliated programs. The net losses from the affiliated programs was $0.1 million for the quarter ended June 30, 2000 compared to the net earnings from the affiliated programs of $0.4 million for the quarter ended June 30, 1999. The decrease in net earnings and losses, and distribution levels compared to 1999, resulted from the reduction in the equipment portfolio of the affiliated programs. In addition, a decrease of $0.4 million in the Company's residual interests in the programs was recorded during the quarter ended June 30, 1999. A similar reduction was not required in the three months ended June 30, 2000.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended June 30, 2000, the Company, on behalf of the EGF programs, purchased transportation equipment for $2.8 million, compared to the Company purchasing $29.9 million of transportation and other equipment during the quarter ended June 30, 1999, resulting in a $0.5 million decrease in acquisition and lease negotiation fees. During the quarter ended June 30, 1999, the Company did not take acquisition and lease negotiation fees on $16.6 million of this equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

LOSS ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the quarter ended June 30, 2000, the Company recorded an $8,000 loss on the sale or disposition of trailer equipment. During the quarter ended June 30, 1999, the Company recorded a $3,000 loss on the sale or disposition of trailer equipment.

COSTS AND EXPENSES

                                             For the Three Months
                                                Ended June 30,
                                       2000                         1999
                                    -----------------------------------------
                                         (in thousands of dollars)

Operations support                  $     3,674             $      3,123
Depreciation and amortization             2,768                    1,902
General and administrative                1,714                    2,045
                                   -----------------------------------------
  Total costs and expenses          $     8,156             $      7,070


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, and provision for doubtful accounts, increased $0.6 million (18%) for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. Operations support expense related to the trailer leasing segment increased $0.6 million due to the expansion of PLM Rental, with the addition of rental yards in 1999 and additional trailer purchases in 1999 and 2000.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $0.9 million (46%) for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. The increase resulted primarily from an increase in refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.3 million (16%) during the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. The decrease was a result of a decrease in net compensation and benefits expense caused by a reduction in staffing.

OTHER INCOME AND EXPENSES
                                              For the Three Months
                                                 Ended June 30,
                                         2000                         1999
                                       -----------------------------------------
                                           (in thousands of dollars)

Interest expense                       $    (1,493)            $     (1,342)
Interest income                                400                       96
Other expense                                   (2)                    (124)

INTEREST EXPENSE:

Interest expense increased $0.2 million (11%) during the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999, due to an increase in borrowings of other secured debt to fund trailer purchases. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding under the senior secured debt agreements.

INTEREST INCOME:

Interest income increased $0.3 million (317%) during the quarter ended June 30, 2000, compared to the same quarter of 1999, as a result of higher average cash balances during the quarter ended June 30, 2000, compared to the same quarter of 1999. The increase in cash balances resulted from the proceeds received from the sale of AFG.

OTHER EXPENSES, NET:

Other expenses decreased $0.1 million (98%) during the quarter ended June 30, 2000, compared to the same quarter of 1999. Other expenses of $0.1 million for the quarter ended June 30, 1999 are mainly related to the settlement of a lawsuit. No similar expenses were incurred during the quarter ended June 30, 2000.

PROVISION FOR INCOME TAXES:

For the three months ended June 30, 2000, the provision for income tax was $0.4 million, representing an effective rate of 38%. For the three months ended June 30, 1999, the provision for income taxes was $21,000, representing an effective rate of 124%. The decrease in the effective rate of 86% was due to increased pretax income, which diminished the effect of certain permanent differences between tax and book income.

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

Net income (loss) from discontinued operations for the quarter ended June 30, 2000 and 1999 are as follows (in thousands of dollars):

                                                         2000             1999
                                                  ------------------------------
  REVENUES
  Operating lease income                            $        --      $    2,155
  Finance lease income                                       --           2,730
  Management fees                                            --             192
  Gain on sale or disposition of assets, net                 --           1,320
  Other                                                      --             551
                                                  ------------------------------
      Total revenues                                         --           6,948
                                                  ------------------------------

  COSTS AND EXPENSES
  Operations support                                         46           1,648
  Depreciation and amortization                              --           1,761
                                                  ------------------------------
      Total costs and expenses                               46           3,409
                                                  ------------------------------

  Operating income (loss)                                   (46)          3,539
  Interest expense, net                                     (48)         (2,343)
  Other expenses                                             --             (26)
                                                 -------------------------------
    Income (loss) before income taxes                       (94)          1,170
  Provision for (benefit from) income taxes                 (36)            445
                                                 -------------------------------
  Net income (loss) from discontinued operations    $       (58)     $      725
                                                 ===============================

The decrease in all revenues and expenses for the second quarter of 2000 was due to the sale of AFG on March 1, 2000. Included in discontinued operations for the three months ended June 30, 2000 are $48,000 of costs related to the settlement of swap agreements as well as $46,000 of legal fees. Both were incurred in connection with the sale of AFG.

NET INCOMe

As a result of the foregoing, for the three months ended June 30, 2000, net income was $0.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.07. For the same period of 1999, net income was $0.7 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.09.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following analysis reviews the operating results of the Company:

REVENUES

                                                      For the Six Months
                                                         Ended June 30,
                                                  2000                   1999
                                                ------------------------------
                                                      (in thousands of dollars)

Operating lease income                          $    15,362       $      9,301
Management fees                                       3,907              4,232
Partnership interests and other fees                    188                316
Acquisition and lease negotiation fees                  153              1,079
Loss on the sale or disposition of assets, net          (21)               (12)
Other                                                   568                677
                                                -------------------------------
  Total revenues                                $    20,157       $     15,593

The fluctuations in revenues for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, are summarized and explained below.

OPERATING LEASE INCOME BY EQUIPMENT TYPE:

                                                       For the Six Months
                                                         Ended June 30,
                                                   2000                   1999
                                                -------------------------------
                                                    (in thousands of dollars)

Trailers                                        $    15,053       $      8,677
Lease income from assets held for sale                  122                587
Other                                                   187                 37
                                               --------------------------------
  Total operating lease income                  $    15,362       $      9,301

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $6.1 million during six months ended June 30, 2000, compared to the six months ended June 30, 1999. An increase of $6.4 million in operating lease income was generated from trailer equipment. An increase of $6.0 million in trailer lease income was due to an increase in the amount of this type of equipment owned and on operating lease. For the six months ended June 30, 2000, the average net book value of trailer equipment was $75.9 million, compared to $58.3 million for the six months ended June 30, 1999. An increase of $0.4 million in trailer lease income was due to higher lease rates in the six months ended June 30, 2000 compared to the same period of 1999.

The increase in operating lease income from trailer equipment was partially offset by a $0.5 million decrease in operating lease income generated from assets held for sale. During the six months ended June 30, 2000, the Company owned $14.0 million in marine containers for 17 days which the Company earned $0.1 million in operating lease income. The marine containers are reported as assets held for sale on the consolidated balance sheet on June 30, 2000. During the six months ended June 30, 1999, the Company owned $13.8 million in marine containers that were sold during the six months ended June 30, 1999 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.6 million in operating lease income on these marine containers during the six months ended June 30, 1999.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $3.9 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $0.2 million and $0.8 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in net earnings and distribution levels and residual interests in 2000, compared to 1999, resulted from the reduction in the equipment portfolio of the affiliated programs. In addition, a decrease of $0.5 million in the Company's residual interests in the programs was recorded during the six months ended June 30, 1999. A similar reduction was not required in the six months ended June 30, 2000.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the six months ended June 30, 2000, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $5.0 million, compared to the Company purchased $37.1 million of transportation and other equipment during the six months ended June 30, 1999, resulting in a $0.9 million decrease in acquisition and lease negotiation fees. The Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. During the six months ended June 30, 2000 and 1999, the Company did not take acquisition and lease negotiation fees on $2.2 million and $16.6 million, respectively, of this equipment. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

LOSS ON THE SALE OR DISPOSITION OF ASSETS, NET:

During the six months ended June 30, 2000, the Company recorded a $21,000 loss on the sale or disposition of trailer equipment. During the six months ended June 30, 1999, the Company recorded a $12,000 loss on the sale or disposition of trailer equipment.

COSTS AND EXPENSES

                                           For the Six Months
                                             Ended June 30,
                                      2000                         1999
                                 -----------------------------------------
                                       (in thousands of dollars)

Operations support                $     7,947             $      5,822
Depreciation and amortization           5,290                    3,479
General and administrative              3,300                    3,529
                                -----------------------------------------
  Total costs and expenses        $    16,537             $     12,830

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, equipment insurance, repair and maintenance costs, equipment remarketing costs, and provision for doubtful accounts, increased $2.1 million (37%) for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Operations support expense related to the trailer leasing segment increased $2.4 million due to the expansion of PLM Rental, with the addition of rental yards in 1999 and additional trailer purchases in 1999 and 2000. This increase was partially offset by a $0.3 million decrease in operations support expenses related to the management of investment programs and other transportation equipment-leasing segment and other activities due to a reduction in the size of the managed equipment portfolio.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $1.8 million (52%) for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase resulted from an increase in refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.2 million (7%) during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The decrease was a result of a decrease in net compensation and benefits expense caused by a reduction in staffing.

OTHER INCOME AND EXPENSES

                                           For the Six Months
                                             Ended June 30,
                                    2000                     1999
                                -----------------------------------------
                                       (in thousands of dollars)

Interest expense               $    (3,013)            $     (2,439)
Interest income                        603                      193
Other expense                           (2)                    (124)

INTEREST EXPENSE:

Interest expense increased $0.6 million (24%) during the six months ended June 30, 2000, compared to the six months ended June 30, 1999, due to an increase in borrowings of other secured debt to fund trailer purchases. The increase in interest expense caused by these increased borrowings was partially offset by lower interest expense resulting from reductions in the amounts outstanding under the senior secured debt agreements.

INTEREST INCOME:

Interest income increased $0.4 million (212%) during the six months ended June 30, 2000, compared to the same period of 1999, as a result of higher average cash balances during the six months ended June 30, 2000, compared to the same period of 1999. The increase in cash balances resulted from the proceeds received from the sale of AFG.

OTHER EXPENSES, NET:

Other expenses decreased $0.1 million (98%) during the six months ended June 30, 2000, compared to the same period of 1999. Other expenses of $0.1 million for the six months ended June 30, 1999 are mainly related to the settlement of a lawsuit. No similar expenses were incurred during the six months ended June 30, 2000.

PROVISION FOR INCOME TAXES:

For the six months ended June 30, 2000, the provision for income tax was $0.5 million, representing an effective rate of 38%. For the six months ended June 30, 1999, the provision for income taxes was $0.2 million, representing an effective rate of 42%. The decrease in the effective rate of 4% was due to increased pretax income, which diminished the effect of certain permanent differences between tax and book income.

NET INCOME FROM DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations for the six months ended June 30, 2000 and 1999 are as follows (in thousands of dollars):

                                                     2000             1999
                                               -------------------------------
  REVENUES
  Operating lease income                        $     1,841      $    4,380
  Finance lease income                                1,650           5,877
  Management fees                                       100             407
  Gain on sale or disposition of assets, net             40           1,642
  Other                                                 445           1,113
                                              -----------------------------
    Total revenues                                    4,076          13,419
                                              -------------------------------

  COSTS AND EXPENSES
  Operations support                                  1,412           2,780
  Depreciation and amortization                       1,505           3,583
                                              -------------------------------
      Total costs and expenses                        2,917           6,363
                                              -------------------------------

  Operating income                                    1,159           7,056
  Interest expense, net                              (1,655)         (4,785)
  Other expenses                                         --            (974)
                                              -------------------------------
    Income (loss) before income taxes                  (496)          1,297
  Provision for (benefit from) income taxes            (189)            493
  Net income previously accrued as a component
    of loss on discontinued operations                  200              --
                                              -------------------------------
  Net income (loss) from discontinued
    operations                                 $       (107)     $      804
                                               ===============================

The decrease in all revenues and expense was due to the sale of AFG on March 1, 2000. Included in discontinued operations for the six months ended June 30, 2000 are $48,000 of costs related to the settlement of swap agreements as well as $46,000 of legal fees. Both were incurred in connection with the sale of AFG.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement during the second quarter of 1999, at which time it took a $0.3 million charge, net of tax of $0.1 million, related to start-up costs of its commercial and industrial equipment leasing subsidiary which is being accounted for as discontinued operations.

NET INCOME

As a result of the foregoing, for the six months ended June 30, 2000, net income was $0.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.08. For the same period of 1999, net income was $0.8 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.10, and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, the sale of equipment, and the sale of business segments.

Liquidity in the remainder of 2000 and beyond will depend, in part, on the continued remarketing of the equipment portfolio at similar lease rates, the management of existing sponsored programs, the effectiveness of cost control programs, the purchase and sale of equipment, and additional borrowings. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future.
Future liquidity is influenced by the factors summarized below.

DEBT FINANCING:

WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis by the Company for sale to affiliated programs or third parties have, from time to time, been partially funded by a warehouse credit facility. This facility is also used to temporarily finance the purchase of trailers prior to permanent financing being obtained. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The Company has been notified by the lender that this facility will not be renewed upon its expiration. The Company is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The Company believes the facility will be in place by September 30, 2000.

This facility is shared with PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Professional Lease Management Income Fund I, LLC (Fund I). Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by the Company. All borrowings under this facility are guaranteed by the Company. This facility provides 80% financing for transportation assets. The Company can hold transportation assets under this facility for up to 150 days. Interest accrues at prime or LIBOR plus 162.5 basis points, at the option of the Company. As of June 30 and August 1, 2000, the Company had $8.9 million in borrowings under this facility and EGF VI had borrowings of $0.6 million.

SENIOR SECURED NOTES: The Company's senior secured notes agreement, which had an outstanding balance of $16.9 million as of June 30, 2000 and August 1, 2000, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

SENIOR SECURED LOAN: The Company's senior loan with a syndicate of insurance companies, which had an outstanding balance of $5.9 million as of June 30, 2000 and August 1, 2000, provides that equipment sale proceeds from pledged equipment or cash deposits be placed into a collateral account or used to purchase additional equipment to the extent required to meet certain debt covenants. Pledged equipment for this loan consists of virtually all trailer equipment purchased prior to August 1998. As of June 30, 2000, the cash collateral balance for this loan was zero. During the six months ended June 30, 2000, the Company repaid $2.9 million on this facility. The facility bears interest at 9.78% and required quarterly interest payments through June 30, 1997, with quarterly principal payments of $1.5 million plus interest charges beginning June 30, 1997 and continuing until termination of the loan in June 2001. The Company anticipates that this facility will be repaid concurrent with the sale of the trailer assets of the Company. The Company estimates that it will incur a $0.1 million penalty to prepay this facility.

OTHER SECURED DEBT: As of June 30, 2000 and August 1, 2000, the Company had $34.2 million and $33.9 million outstanding under eight debt agreements, bearing interest from 5.35% to 7.05%, each with payments of $0.1 million due monthly in advance. The debt is secured by certain trailer equipment and allows the Company to buy the equipment at a fixed price at the end of the loan. The final payments under these eight debt agreements total $9.1 million due between December 2005 and October 2006.

In the second quarter of 1999, the Company entered into a $15.0 million credit facility loan agreement bearing interest at LIBOR plus 1.5%. This facility allows the Company to borrow up to $15.0 million within a one-year period. As of June 30, 2000 and August 1, 2000, the Company had borrowed $15.0 million under this facility. Payments of $0.5 million are due quarterly beginning August 2000, with a final payment of $3.3 million due August 2006.

The purchaser of the trailer assets will assume the other secured debt.

TRAILER LEASING:

The Company operates 22 trailer rental facilities that engage in short-term and mid-term operating leases. Nineteen of these facilities operate predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities operate only dry van (non-refrigerated) trailers. During the six months ended June 30, 2000, the Company purchased $13.1 million of primarily refrigerated trailers and sold refrigerated and dry van trailers with a net book value of $0.2 million for proceeds of $0.2. The net proceeds from the sale of assets that were collateralized as part of the senior loan facility were placed in a collateral account.

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets of PLM International, Inc. to Marubeni America Corporation. Consummation of the transaction is subject to various conditions, including the approval of PLM shareholders, and closing of the transaction is expected to occur only after such approval has been secured and all other conditions have been satisfied. If the transaction is approved, the trailer assets will be treated for accounting purposes as a discontinued operation of PLM International.

It is estimated that at the closing of the sale, Marubeni America Corporation will pay approximately $65.8 million in cash to PLM International for its 4,000 trailers and assume $49.1 million in debt and other liabilities, including the operation of PLM Trailer Leasing's 22 trailer yards located throughout the United States. The transaction is expected to close in the third quarter of 2000.

STOCK REPURCHASE PROGRAM:

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. The Company completed this stock repurchase program in the second quarter of 2000. The Company repurchased 828,325 shares under this plan for $5.0 million.

In May 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $10.0 million of the Company's common stock. As of August 1. 2000, 261,654 shares had been purchased under this plan for $1.9 million. Future purchases of stock will be contingent upon, among other factors, the Company's cash position and compliance with certain debt covenants.

                               * * * * * * * * * *

Management believes that, through debt and equity financing, sales of equipment and business segments, and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs over the next twelve months.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its various borrowing facilities. Increases in interest rates to the Company, which may cause the Company to raise the rates charged to its customers, could in turn, result in a reduction in demand for the Company's lease financing. The Company's warehouse credit facility, senior secured notes, and $15.0 million of its other secured debt are variable rate debt. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in the remainder of 2000, $0.2 million in 2001, $0.1 million in 2002, and $0.1 million in 2003. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.3 million in the remainder of 2000, $0.4 million in 2001, $0.3 million in 2002, and $0.2 million in 2003.

















                      This space intentionally left blank.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 8 to the consolidated financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

10.1 Third Amendment to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated July 5, 2000.

10.2 Asset Purchase Agreement among Marubeni America Corporation and PLM International, Inc. dated May 24, 2000.

10.3 Termination of Severance Agreement dated July 7, 2000 between PLM Financial Services, Inc. and Stephen M. Bess.

10.4 Severance Agreement dated July 7, 2000 between PLM International, Inc. and Stephen M. Bess.

10.5 Fourth Amendment to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated July 31, 2000.

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






Date: August 1, 2000