Form 10-Q
period 2000-09-30
PLM INTERNATIONAL INC
filed 2000-11-13
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ______________________________________
                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000

                                       or

[  ]      Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from to


                          Commission file number 1-9670
                                                         _____________________

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



        Registrant's telephone number, including area code (415) 974-1399
       __________________________________________________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of November 9, 2000 - 7,448,510 shares.



                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)

                                                                          For the Three Months               For the Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                          2000          1999               2000              1999
                                                                        ------------------------------------------------------------

     REVENUES
     Operating lease income                                             $     792       $     275         $   1,101       $     888
     Management fees                                                        1,656           1,739             5,205           5,570
     Partnership interests and other fees                                   1,500             263             1,688             579
     Acquisition and lease negotiation fees                                   385              --               538           1,079
     Other                                                                    130             337               665           1,025
                                                                        ------------------------------------------------------------
       Total revenues                                                       4,463           2,614             9,197           9,141
                                                                        ------------------------------------------------------------

     COSTS AND EXPENSES
     Operations support                                                       679             756             1,850           2,189
     Depreciation and amortization                                            247             119               643             359
     General and administrative                                             1,967             780             4,391           3,224
                                                                        ------------------------------------------------------------
       Total costs and expenses                                             2,893           1,655             6,884           5,772
                                                                        ------------------------------------------------------------

     Operating income                                                       1,570             959             2,313           3,369

     Interest expense                                                        (554)           (521)           (1,424)         (1,772)
     Interest income                                                          266              59               869             252
     Other income (expenses), net                                            (175)            701              (177)            577
                                                                        ------------------------------------------------------------

       Income before income taxes                                           1,107           1,198             1,581           2,426

     Provision for income taxes                                               419             468               595             959
                                                                        ------------------------------------------------------------

       Income from continuing operations, net of income tax                   688             730               986           1,467

     Income (loss) from discontinued operations, net of income tax           (509)            647              (164)            941
     Gain on disposition of discontinued operations, net of income tax      4,785              --             4,785              --
                                                                        ------------------------------------------------------------

       Net income before cumulative effect of accounting change             4,964           1,377             5,607           2,408

     Cumulative effect of accounting change, net of income taxes               --              --                --            (250)
                                                                        ------------------------------------------------------------

          Net income to common shares                                   $   4,964       $   1,377         $   5,607       $   2,158
                                                                        ============================================================

     Basic earnings per weighted-average common share
       outstanding
           Income from continuing operations                            $    0.09       $    0.09         $    0.13       $    0.18
           Income (loss) from discontinued operations                       (0.06)           0.08             (0.02)           0.12
           Gain on disposition of discontinued operations                    0.64              --              0.63              --
           Cumulative effect of accounting change                              --              --                --           (0.03)
                                                                        ------------------------------------------------------------
         Net income to common shares                                    $    0.67       $    0.17         $    0.74       $    0.27
                                                                        ============================================================

     Diluted earnings per weighted-average common share
       outstanding
           Income from continuing operations                            $    0.09       $    0.09         $    0.13       $    0.18
           Income (loss) from discontinued operations                       (0.07)           0.08             (0.02)           0.11
           Gain on disposition of discontinued operations                    0.64              --              0.63              --
           Cumulative effect of accounting change                              --              --                --           (0.03)
                                                                        ------------------------------------------------------------
         Net income to common shares                                    $    0.66       $    0.17         $    0.74       $    0.26
                                                                        ============================================================

       See accompanying notes to these consolidated financial statements.


                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)



                                                                ASSETS
                                                                                               September 30,        December 31,
                                                                                                   2000                 1999
                                                                                            --------------------------------------

  Cash and cash equivalents                                                                  $    68,356      $           2,089
  Receivables (net of allowance for doubtful accounts of $0.3 million as of
    September 30, 2000 and December 31, 1999)                                                      2,228                  2,504
  Receivables from affiliates                                                                      1,603                  2,962
  Net assets of discontinued operations                                                               --                 51,984
  Equity interest in affiliates                                                                   17,355                 18,145
  Restricted cash and cash equivalents                                                             2,957                  1,766
  Other assets, net                                                                                4,479                  5,275
                                                                                             -------------------------------------
      Total assets                                                                           $    96,978      $          84,725
                                                                                             =====================================


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities
  Senior secured notes                                                                       $    15,039      $          20,679
  Payables and other liabilities                                                                  22,527                  6,007
  Deferred income taxes                                                                            6,661                  8,626
                                                                                             -------------------------------------
    Total liabilities                                                                             44,227                 35,312

  Shareholders' equity
  Preferred stock ($0.01 par value, 10.0 million shares
    authorized, none outstanding as of September 30, 2000 and December 31, 1999)                      --                     --
  Common stock ($0.01 par value, 50.0 million shares
    authorized, and 7,448,510 and 7,675,410 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999, respectively)                                    112                    112
  Paid-in capital, in excess of par                                                               74,812                 75,059
  Treasury stock (4,587,245 and 4,360,345 shares as of September 30, 2000 and
    December 31, 1999, respectively)                                                             (20,346)               (18,324)
  Accumulated deficit                                                                             (1,827)                (7,434)
                                                                                             -------------------------------------
    Total shareholders' equity                                                                    52,751                 49,413
                                                                                             -------------------------------------
      Total liabilities and shareholders' equity                                             $    96,978      $          84,725
                                                                                             =====================================



       See accompanying notes to these consolidated financial statements.


                             PLM INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY AND
                              COMPREHENSIVE INCOME
                    For the Year Ended December 31, 1999 and
                    the Nine Months Ended September 30, 2000
                            (in thousands of dollars)



                                                                                     Accumulated
                                                    Common Stock                     Deficit &
                                     -------------------------------------------
                                                    Paid-in                          Accumulated
                                                   Capital in                           Other            Total
                                         At         Excess             Treasury     Comprehensive    Shareholders'
                                         Par        of Par              Stock          Income            Equity
                                     -----------------------------------------------------------------------------------

  Balances, December 31, 1998            $ 112      $  74,947        $ (15,072)    $   (9,790)    $    50,197
Comprehensive income:
  Net income                                                                            2,356           2,356
Exercise of stock options                                  11              591                            602
Common stock purchases                                                  (3,951)                        (3,951)
Reissuance of treasury stock                              101              108                            209
                                         ---------------------------------------------------------------------------
  Balances, December 31, 1999              112         75,059          (18,324)        (7,434)         49,413

Comprehensive income:
  Net income                                                                            5,607           5,607
Exercise of stock options                                (247 )            566                            319
Common stock purchases                                                  (2,588)                        (2,588)
                                         ---------------------------------------------------------------------------
  Balances, September 30, 2000           $ 112      $  74,812        $ (20,346)    $   (1,827)    $    52,751
                                         ===========================================================================




       See accompanying notes to these consolidated financial statements.




                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                                    2000               1999
                                                                                                --------------------------------

  OPERATING ACTIVITIES
  Net income from continuing operations                                                         $        986         $    2,849
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                      643                359
      Deferred income tax                                                                             (3,441)            (5,470)
      Gain on disposition of discontinued operations, net of income tax                               (4,785)                --
      Increase (decrease) in payables and other liabilities                                           16,679             (1,046)
      Decrease (increase) in receivables and receivables from affiliates                               2,619                (59)
      Amortization of goodwill related to the investment programs                                        672              2,119
      Decrease (increase) in other assets                                                              2,230               (524)
                                                                                                -----------------------------------
         Cash provided by (used in) operating activities of continuing operations                     15,603             (1,772)
         Cash provided by operating activities of discontinued operations                             14,247             17,349
         Cumulative effect of accounting change                                                           --                250
                                                                                                -----------------------------------
        Net cash provided by operating activities                                                     29,850             15,827
                                                                                                -----------------------------------

  INVESTING ACTIVITIES
  Cash received from affiliated entities in excess of equity income                                      118                726
  Principal payments received on finance leases                                                          279                211
  Purchase of equipment held for sale                                                                (14,000)           (21,805)
  Proceeds from sale of subsidiary, net of transaction costs                                          98,117                 --
  Proceeds from the sale of assets held for sale                                                      14,000             13,801
  Increase (decrease) in restricted cash and restricted cash equivalents                              (1,191)               602
  Investing activities of discontinued operations                                                      6,813            (23,883)
                                                                                                -----------------------------------
        Net cash provided by (used in) investing activities                                          104,136            (30,348)
                                                                                                -----------------------------------

  FINANCING ACTIVITIES
  Borrowings of short-term warehouse credit facility                                                  10,200                 --
  Repayment of short-term warehouse credit facility                                                  (10,200)                --
  Repayment of senior secured notes                                                                   (5,640)            (5,640)
  Repayment of senior secured loan                                                                        --               (625)
  Reissuance of treasury stock, net                                                                       --                 42
  Proceeds from exercise of stock options                                                                 30                579
  Purchase of stock                                                                                   (2,588)            (2,149)
  Net financing activities of discontinued operations                                                (59,521)            15,843
                                                                                                -----------------------------------
        Net cash used in financing activities                                                        (67,719)             8,050
                                                                                                -----------------------------------

  Net increase (decrease) in cash and cash equivalents                                                66,267             (6,471)
  Cash and cash equivalents at beginning of period                                                     2,089              8,786
                                                                                                -----------------------------------
  Cash and cash equivalents at end of period                                                    $     68,356         $    2,315
                                                                                                ===================================

  Supplemental information
  Net cash paid for interest from continuing operations                                         $      1,456         $    3,840
                                                                                                ===================================
  Net cash paid for interest from discontinued operations                                       $      4,879         $    7,937
                                                                                                ===================================
                                                                                                ===================================
  Net cash paid for income taxes                                                                $        351         $      212
                                                                                                ===================================





       See accompanying notes to these consolidated financial statements.



                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly-owned subsidiaries (the Company's) financial position as of September 30, 2000 and December 31, 1999, statements of income for the three and nine months ended September 30, 2000 and 1999, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 1999 and the nine months ended September 30, 2000, and statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

The Company has retained an investment banking firm to find a buyer for the Company and is actively pursuing this goal.

2.  RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3.  DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations of trailer leasing and American Finance Group (AFG) for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands of dollars):

                                               For the three months ended             For the three months ended
                                                   September 30, 2000                     September 30, 1999
                                           ------------------------------------ ------------------------------------
                                            Trailer                              Trailer
                                            Leasing       AFG        Total       Leasing       AFG        Total
                                           ----------------------------------   ------------------------------------

Revenues                                   $   9,446  $       --  $    9,446    $   7,277   $   6,253 $    13,530
Costs and expenses                            (9,265)         --      (9,265)      (5,960)     (3,444)     (9,404)
                                           ------------------------------------ ------------------------------------
Operating income                                 181          --         181        1,317       2,809       4,126
Interest expense                              (1,005)         --      (1,005)        (902)     (2,319)     (3,221)
Interest and other income (expense)               (4)         --          (4)          --         144         144
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                           (828)         --        (828)         415         634       1,049
(Benefit from) provision for income tax         (319)         --        (319)         162         240         402
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued        $    (509) $       --  $     (509)   $     253   $     394 $       647
operations
                                           ==================================== ====================================

Gain on disposition of discontinued
operations,
  net of income tax                        $   4,785  $       --  $    4,785    $      --   $      -- $        --
                                           ==================================== ====================================

                                               For the nine months ended              For the nine months ended
                                                   September 30, 2000                     September 30, 1999
                                           ------------------------------------ ------------------------------------
                                            Trailer                              Trailer
                                            Leasing       AFG        Total       Leasing       AFG        Total
                                           ----------------------------------   ------------------------------------

Revenues                                   $  24,869  $    4,076  $   28,945    $  16,343   $  19,672 $    36,015
Costs and expenses                           (21,811)     (2,917)    (24,728)     (14,673)     (9,807)    (24,480)
                                           ------------------------------------ ------------------------------------
Operating income                               3,058       1,159       4,217        1,670       9,865      11,535
Interest expense                              (3,148)     (1,750)     (4,898)      (2,090)     (7,387)     (9,477)
Interest and other income (expense)               (4)         95          91           --        (547)       (547)
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                            (94)       (496)       (590)        (420)      1,931       1,511
(Benefit from) provision for  income tax         (37)       (189)       (226)        (163)        733         570
Net income previously accrued as a
component
  of loss on a discontinued operation             --         200         200           --          --          --
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued        $     (57) $     (107) $     (164)   $    (257)  $   1,198 $       941
operations
                                           ==================================== ====================================

Gain on disposition of discontinued
operations,
  net of income tax                        $   4,785  $       --  $    4,785    $      --   $      -- $        --
                                           ==================================== ====================================


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

3.  DISCONTINUED OPERATIONS (CONTINUED)

During the first quarter of 2000, $0.6 million of after-tax loss on disposal of a discontinued operation was recorded against the provision established at December 31, 1999 and is not included in the above table.

TRAILER LEASING:

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities of PLM International, Inc. to Marubeni America Corporation. PLM shareholders approved the transaction on August 25, 2000.

At the closing of the sale on September 30, 2000, Marubeni America Corporation paid $67.5 million in cash to PLM International for its 4,250 trailers and assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. In addition, $1.5 million was placed into an escrow account. This cash will be released to the Company after it receives certain tax clearance certificates. This is expected to occur in the fourth quarter of 2000. This $1.5 million is included in restricted cash on the September 30, 2000 consolidated balance sheet. The Company expects to receive an additional $0.2 million from Marubeni America Corporation in the fourth quarter of 2000 related to the sale of the trailer assets. This amount is included in receivables on the September 30, 2000 consolidated balance sheet. The Company will pay $4.8 million of income tax related to the trailer sale in the fourth quarter of 2000 and the first quarter of 2001.

EQUIPMENT:

Trailer equipment held for operating lease prior to the sale was depreciated on the straight-line method down to the equipment's estimated salvage value.

During the nine months ended September 30, 2000, prior to the sale, the Company purchased trailers for $25.6 million and sold trailers with a net book value of $0.4 million for $0.4 million. The Company sold all the trailer assets owned as of September 30, 2000 to Marubeni America Corporation.

DEBT:

SENIOR SECURED LOAN: The Company had a senior loan with a syndicate of insurance companies that had an outstanding balance of $5.9 million prior to the trailer sale. This facility was repaid by the Company on September 30, 2000 concurrent with the sale of the trailer assets of the Company. The Company incurred a $0.1 million penalty to have this facility repaid which has been expensed.

OTHER SECURED DEBT: The Company had eight debt agreements and a $15.0 million credit loan agreement that had outstanding balances of $33.3 million and $14.5 million, respectively, prior to the trailer sale. These agreements were assumed by Marubeni America Corporation on September 30, 2000 concurrent with the sale of the trailer assets of the Company.

AMERICAN FINANCE GROUP, INC.:

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. In July 2000, the Company received additional sales proceeds of $2.3 million for the sale of AFG. The Company received additional proceeds of $0.9 million in the fourth quarter of 2000 which was included in receivables on the consolidated balance sheet on September 30, 2000 related to the sale of AFG. The amount was disputed by the purchaser of AFG and was submitted to arbitration. The Company prevailed in arbitration. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

3.   DISCONTINUED OPERATIONS (CONTINUED)

estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations and prior periods have been restated. For business segment reporting purposes, trailer leasing is reported in the segment "Trailer Leasing" and AFG is reported in the segment "Commercial and industrial equipment leasing and financing". Costs and expenses included in discontinued operations includes all direct expenses of trailer leasing and AFG, and allocated costs from PLMI that will be eliminated as a result of the sale.

4.   DEBT

The Company had a $9.5 million warehouse facility, which was shared with PLM Equipment Growth Fund VI (Fund VI), PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, that allowed the Company to purchase equipment prior to its designation to a specific program or prior to obtaining permanent financing. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Company. All borrowings under this facility were guaranteed by the Company. This facility expired on September 30, 2000. The Company is currently negotiating with a new lender for a $15.0 million warehouse facility with similar terms. The Company believes this facility will be completed in the fourth quarter of 2000.

During the first nine months of 2000, the Company repaid $5.6 million of the senior secured notes in accordance with the debt repayment schedules.

5.   SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2000, the Company purchased 98,246 shares of the Company's common stock for $0.7 million, which completed the $5.0 million common stock repurchase program authorized by the Company's Board of Directors in December 1998. The Company purchased 828,325 shares under this plan for a total of $5.0 million.

In May 2000, the Company's Board of Directors' authorized the purchase of up to $10.0 million of the Company's common stock. During the nine months ended September 30, 2000, the Company purchased 261,654 shares of the Company's common stock for $1.9 million, under the $10.0 million common stock repurchase program.

During the nine months ended September 30, 2000, 133,000 shares were issued for the exercise of stock options. As a result of the stock repurchases and exercise of stock options, the total common shares outstanding decreased to 7,448,510 as of September 30, 2000 from the 7,675,410 outstanding as of December 31, 1999.




                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
5.   SHAREHOLDERS' EQUITY (CONTINUED)

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended September 30, 2000 and 1999 was 7,429,271 and 8,061,551,
respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the nine months ended September 30, 2000 and 1999 was 7,592,002 and 8,097,489, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended September 30, 2000 and 1999 was 7,473,131 and 8,137,547, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the nine months ended September 30, 2000 and 1999 was 7,647,567 and 8,204,268, respectively.

On September 29, 2000, the Company announced that its Board of Director's had approved a plan of partial liquidation and authorized a $5.00 per share distribution to shareholders from the proceeds of the trailer sale. This payment was made on November 3, 2000 to shareholders of record as of October 22, 2000.


6.   LEGAL MATTERS

The Company and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI).

FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Partnerships. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.




                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

6.   LEGAL MATTERS (CONTINUED)

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Partnerships' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Partnerships. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Partnerships. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing has been scheduled for November 29, 2000. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.



                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
7.   OPERATING SEGMENTS

The Company operates or operated in three operating segments: the management of investment programs and other equipment leasing, trailer leasing, and commercial and industrial equipment leasing and financing. The management of investment programs and other equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other transportation equipment. The Company sold its trailer assets on September 30, 2000, and sold its commercial and industrial equipment leasing subsidiary on March 1, 2000. Accordingly, these segments are accounted for as discontinued operations. The Company evaluates the performance of each segment based on profit or loss from operations before allocating income taxes. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                   Management
                                                                 of Investment
                                                                    Programs
                                                                   and Other
                                                                Transporatation
                                                    Trailer        Equipment
For the three months ended September 30, 2000       Leasing         Leasing         Other(1)       Total
                                                -------------------------------------------------------------

REVENUES
Lease income                                     $         --  $           792   $        --  $        792
Fees earned                                                --            3,541            --         3,541
Other                                                      --              130            --           130
                                                -------------------------------------------------------------
  Total revenues                                           --            4,463            --         4,463
                                                -------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                         --              378           301           679
Depreciation and amortization                              --              247            --           247
General and administrative expenses                        --               --         1,967         1,967
                                                -------------------------------------------------------------
  Total costs and expenses                                 --              625         2,268         2,893
                                                -------------------------------------------------------------
Operating income (loss)                                    --            3,838        (2,268)        1,570
Interest income (expense), net                             --             (591)          303          (288)
Other income (expense), net                                --              (27)         (148)         (175)
                                                -------------------------------------------------------------
  Income (loss) before income taxes              $         --  $         3,220   $    (2,113) $      1,107
                                                =============================================================

Loss from discontinued operations, net of        $       (509) $                 $        --  $       (509)
income tax                                                                  --
                                                =============================================================

Gain on disposition of discontinued operations,
net of
  income tax                                     $      4,785  $            --   $        --  $         --
                                                =============================================================

Total assets as of September 30, 2000            $         --  $        22,422   $    74,556  $     96,978
                                                =============================================================

________________________
(1) Includes certain other revenue,  interest income, and costs not identifiable to a particular segment such as general and  administrative,  certain operations support expenses, and certain other income.


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)

                                                                  Commercial        Management
                                                                     and           of Investment
                                                                  Industrial         Programs
                                                                  Equipment          and Other
                                                                   Leasing        Transportation
                                                    Trailer          and             Equipment
For the three months ended September 30, 1999       Leasing       Financing           Leasing         Other(1)        Total
                                                ------------------------------------------------------------------------------

REVENUES
Lease income                                     $         --  $            --   $           275   $        --  $       275
Fees earned                                                --               --             2,002            --        2,002
Other                                                      --               --               333             4          337
                                                ------------------------------------------------------------------------------
  Total revenues                                           --               --             2,610             4        2,614
                                                ------------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                         --               --               691            65          756
Depreciation and amortization                              --               --               119            --          119
General and administrative expenses                        --               --                --           780          780
                                                ------------------------------------------------------------------------------
  Total costs and expenses                                 --               --               810           845        1,655
                                                ------------------------------------------------------------------------------
Operating income (loss)                                    --               --             1,800          (841)         959
Interest expense, net                                      --               --              (463)            1         (462)
Other income (expenses), net                               --               --               700             1          701
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $         --  $            --   $         2,037   $      (839) $     1,198
                                                ==============================================================================

Income from discontinued operations, net of      $        253  $           394   $            --   $        --  $       647
income tax
                                                ==============================================================================

Total assets as of September 30, 1999            $     16,372  $        25,140   $        35,084   $     6,812  $    83,408
                                                ==============================================================================


                                                                  Commercial         Management
                                                                     and           of Investment
                                                                  Industrial         Programs
                                                                  Equipment          and Other
                                                                   Leasing         Transportation
                                                    Trailer          and             Equipment
For the nine months ended September 30, 2000        Leasing       Financing           Leasing         Other(1)       Total
                                                ------------------------------------------------------------------------------
REVENUES
Lease income                                     $         --  $            --   $         1,101   $        --  $      1,101
Fees earned                                                --               --             7,431            --         7,431
Other                                                      --               --               665            --           665
                                                ------------------------------------------------------------------------------
  Total revenues                                           --               --             9,197            --         9,197
                                                ------------------------------------------------------------------------------
COSTS AND EXPENSES
Operations support                                         --               --               806         1,044         1,850
Depreciation and amortization                              --               --               643            --           643
General and administrative expenses                        --               --                --         4,391         4,391
                                                ------------------------------------------------------------------------------
  Total costs and expenses                                 --               --             1,449         5,435         6,884
                                                ------------------------------------------------------------------------------
Operating income (loss)                                    --               --             7,748        (5,435)        2,313
Interest income (expense), net                             --               --            (1,424)          869          (555)
Other income (expense), net                                --               --               (29)         (148)         (177)
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $         --  $            --   $         6,295   $    (4,714) $      1,581
                                                ==============================================================================

Income (loss) from discontinued operations, net
of income tax                                    $        (57) $          (107)  $                 $        --  $       (164)
                                                                                              --
                                                ==============================================================================

Gain on disposition of discontinued operations,
net of Income tax                               $      4,785  $            --   $            --   $        --  $         --
                                                ==============================================================================

Total assets as of September 30, 2000            $         --  $            --   $        22,422   $    74,556  $     96,978
                                                ==============================================================================

____________________________

(1) Includes certain other revenue, interest income, and costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and certain other income.


                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)

                                                                  Commercial        Management
                                                                     and          of Investment
                                                                  Industrial         Programs
                                                                  Equipment          and Other
                                                                   Leasing        Transportation
                                                   Trailer           and             Equipment
For the nine months ended September 30, 1999       Leasing        Financing           Leasing        Other(1)          Total
                                                ------------------------------------------------------------------------------

REVENUES
Lease income                                     $         --  $            --   $           888   $        --  $       888
Fees earned                                                --               --             7,228            --        7,228
Other                                                      --               --             1,021             4        1,025
                                                ------------------------------------------------------------------------------
  Total revenues                                           --               --             9,137             4        9,141
                                                ------------------------------------------------------------------------------
Costs and expenses
Operations support                                         --               --             1,579           610        2,189
Depreciation and amortization                              --               --               359            --          359
General and administrative expenses                        --               --                --         3,224        3,224
                                                ------------------------------------------------------------------------------
  Total costs and expenses                                 --               --             1,938         3,834        5,772
                                                ------------------------------------------------------------------------------
Operating income (loss)                                    --               --             7,199        (3,830)       3,369
Interest expense, net                                      --               --            (1,520)           --       (1,520)
Other income (expenses), net                               --               --               700          (123)         577
                                                ------------------------------------------------------------------------------
  Income (loss) before income taxes              $         --  $            --   $         6,379   $    (3,953) $     2,426
                                                ==============================================================================

Income (loss) from discontinued operations, net
of income taxes                                  $       (257) $         1,198   $            --   $        --  $       941
                                                ==============================================================================
Cumulative effect of accounting change,
  net of income taxes                            $         --  $          (250)  $            --   $        --  $      (250)
                                                ==============================================================================

Total assets as of September 30, 1999            $     16,372  $        25,140   $        35,084   $     6,812  $    83,408
                                                ==============================================================================


(1) Includes certain other revenue, interest income, and costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and certain other income.



8.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE FROM DISCONTINUED OPERATIONS, NET OF
     TAX

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

9.   SUBSEQUENT EVENTS

The Company's senior lender agreed to waive certain debt covenants if the Company placed securities with maturity values equal to 66% of future principal payments under the senior secured notes in an escrow account. Accordingly, in October 2000, the Company purchased U.S. Government Securities with a face value of $9.5 million.

During October 2000, the Company purchased $10.0 million in marine containers which are held for sale to the affiliated programs. The Company had paid for $8.6 million of these containers as of November 9, 2000.

On October 31, 2000, the Company received $1.0 million from the buyer of AFG. This amount represented the $0.9 million receivables on the consolidated balance sheet on September 30, 2000 plus interest on this amount.


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

In accordance with certain limited partnership agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III and PLM Equipment Growth Fund IV are expected to be liquidated by the end of 2001. Two of the limited partnerships, PLM Equipment Growth Fund and PLM Equipment Growth Fund II will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs or third parties. During this period, the Company earns lease revenue and incurs interest and operating expenses.

TRAILER LEASING

The Company operated 22 trailer rental facilities doing business as PLM Trailer Leasing that engaged in short-term and mid-term operating leases. Nineteen of these facilities leased predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities leased only dry van (non-refrigerated) trailers.

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities of PLM International, Inc. to Marubeni America Corporation. PLM shareholders approved the transaction on August 25, 2000.

At the closing of the sale on September 30, 2000, Marubeni America Corporation paid $67.5 million in cash to PLM International for its 4,250 trailers and assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. In addition, $1.5 million was placed into an escrow account. This cash will be released to the Company after it receives certain tax clearance certificates. This is expected to occur in the fourth quarter of 2000. This $1.5 million is included in restricted cash on the September 30, 2000 consolidated balance sheet. The Company expects to receive an additional $0.2 million from Marubeni America Corporation in the fourth quarter of 2000 related to the sale of the trailer assets. This amount is included in receivables on the September 30, 2000 consolidated balance sheet. The Company will pay $4.8 million of income tax related to the trailer sale in the fourth quarter of 2000 and the first quarter of 2001.

Accordingly, the Company's trailer leasing is accounted for as a discontinued operation and prior periods have been restated.

Commercial and Industrial Equipment Leasing and Financing

The  Company  had  a  subsidiary,   Amercian  Finance  Group,  Inc.  (AFG)  that
specialized   in  the  leasing  and  management  of  commercial  and  industrial equipment.

In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary for approximately $28.3 million, net of transaction costs and income taxes. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. In July 2000, the Company received additional sales proceeds of $2.3 million for the sale of AFG. The Company received additional proceeds of $0.9 million in the fourth quarter of 2000 which was included in the receivables on the consolidated balance sheet on September 30, 2000 related to the sale of AFG. The amount was disputed by the purchaser of AFG and was submitted to arbitration. The Company prevailed in arbitration. Taxes and transaction costs related to the sale are estimated to be $3.9 million resulting in estimated net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods have been restated.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following analysis reviews the operating results of the Company:

REVENUES

                                                                  For the Three Months
                                                                    Ended September 30,

                                                            2000                        1999
                                                        -----------------------------------------
                                                                   (in thousands of dollars)

Operating lease income                                   $       792             $        275
Management fees                                                1,656                    1,739
Partnership interests and other fees                           1,500                      263
Acquisition and lease negotiation fees                           385                       --
Other                                                            130                      337
                                                        -----------------------------------------
  Total revenues                                         $     4,463             $      2,614

The fluctuations in revenues for the three months ended September 30, 2000, compared to the three month ended September 30, 1999, are summarized and explained below.

OPERATING LEASE INCOME:

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $0.5 million during the third quarter of 2000, compared to the same quarter of 1999.

Lease income from assets held for sale were $0.6 million and $0.3 million for the quarters ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, the Company owned $14.0 million in marine containers that were sold on September 30, 2000 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.6 million in operating lease income on these marine containers during the third quarter of 2000. During the third quarter of 1999, the Company owned $6.8 million in marine containers that were sold during the three months ended September 30, 1999 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.3 million in operating lease income on these marine containers during the third quarter of 1999.

Other operating lease income was $0.2 million and $12,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in other operating lease income was due to the increase in volume of other assets on operating lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $1.7 million for the quarters ended September 30, 2000 and 1999. The decrease in management fees of $0.1 million resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and Professional Lease Management Income Fund I, LLC (Fund I). With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $1.3 million and $0.3 million for the quarter ended September 30, 2000 and 1999, respectively. The increase of $1.0 million in net earnings from the affiliated entities compared to 1999, resulted from increased gains from disposal of equipment in the affiliated programs. In addition, a decrease of $0.1 million in the Company's residual interests in the programs was recorded during the quarter ended September 30, 1999. A similar reduction was not required in the three months ended September 30, 2000. An increase of $0.2 million in other fees was due to increased sales commissions in the three months ended September 30, 2000, compared to the same period of 1999.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended September 30, 2000, the Company, on behalf of the EGF programs, purchased transportation equipment for $7.0 million and $0.4 million in acquisition and lease negotiation fees were earned on these purchases. The Company did not purchase any equipment for the EGF programs during the quarter ended September 30, 1999. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

OTHER:

Other revenues were $0.1 million and $0.3 million for the quarters ended September 30, 2000 and 1999, respectively. A decrease in other revenues of $0.1 million was due to loss from disposal of other assets during the quarter ended September 30, 2000. No similar loss occurred during the same period of 1999. A decrease of $0.1 million in other revenues was due to lower data processing fees earned from the affiliated programs in the three months ended September 30, 2000 compared to the same period of 1999.



COSTS AND EXPENSES

                                                               For the Three Months
                                                                Ended September 30,

                                                       2000                         1999
                                                   -----------------------------------------
                                                             (in thousands of dollars)

Operations support                                  $       679             $        756
Depreciation and amortization                               247                      119
General and administrative                                1,967                      780
                                                   -----------------------------------------
  Total costs and expenses                          $     2,893             $      1,655

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities and provision for doubtful accounts, decreased $0.1 million (10%) for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. A $0.3 million decrease in operations support expenses related to the management of investment programs was due to a reduction in the size of the managed equipment portfolio. This decrease in operations support expenses was partially offset by a $0.2 million increase in operations support expenses related to other activities due to the increase in compensation and benefits expense.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $0.1 million (108%) for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. The increase resulted from an increase in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses increased $1.2 million (152%) during the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. An increase of $1.6 million was due to severance costs incurred in 2000 related to staffing reductions. A similar event did not occur in 1999. The increase was partially offset by a $0.4 million decrease of in compensation and benefits expense as a result of a decrease in staffing requirements.

OTHER INCOME AND EXPENSES

                                                               For the Three Months
                                                                Ended September 30,

                                                           2000                         1999
                                                       -----------------------------------------
                                                               (in thousands of dollars)

Interest expense                                        $      (554)            $       (521)
Interest income                                                 266                       59
Other income (expense), net                                    (175)                     701

INTEREST INCOME:

Interest income increased $0.2 million (351%) during the quarter ended September 30, 2000, compared to the same quarter of 1999. The increase was primarily due to increased loans outstanding to the affiliated programs in the three months ended September 30, 2000, compared to the same period of 1999.

OTHER INCOME (EXPENSES), NET:

Other expenses of $0.2 million during the quarter ended September 30, 2000, compared to $0.7 million of other income during the same quarter of 1999. Other expenses of $0.2 million for the quarter of 2000 primarily related to the litigation cost. No similar expenses were incurred during the same quarter of 1999. Other income of $0.7 million for the quarter ended September 30, 1999 represented mileage income received from the railroads. No similar income was received during the same quarter of 2000.

PROVISION FOR INCOME TAXES:

For the three months ended September 30, 2000, the provision for income tax was $0.4 million, representing an effective rate of 38%. For the three months ended September 30, 1999, the provision for income taxes was $0.5 million, representing an effective rate of 39%. The decrease in the effective rate of 1% was due to the change in the effect of permanent difference between tax and book income.

NET INCOME FROM DISCONTINUED OPERATIONS

On May 24, 2000, PLM International, Inc. and Marubeni America Corporation signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities of PLM International, Inc. to Marubeni America Corporation. PLM shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000.

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary American Finance Group, Inc. (AFG). On February 25, 2000, the shareholders of PLM International approved the transaction. The sale was completed on March 1, 2000.

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations and prior periods have been restated. Net income (loss) from discontinued operations for the quarter ended September 30, 2000 and 1999 are as follows (in thousands of dollars):

                                              For the Three Months Ended            For the Three Months Ended
                                                  September 30, 2000                    September 30, 1999
                                         -------------------------------------- ----------------------------------
                                           Trailer                               Trailer
                                           Leasing        AFG          Total     Leasing       AFG        Total
                                         -------------------------------------- ------------------------------------


REVENUES
Operating lease income                   $    9,259  $      --    $    9,259    $   7,069   $   2,439 $     9,508
Finance lease income                             --         --            --           --       2,696       2,696
Management fees                                 192         --           192          227         171         398
Gain (loss) on sale or disposition of           (18)        --           (18)         (29)        458         429
assets, net
Other                                            13         --            13           10         489         499
                                         -------------------------------------- ------------------------------------
  Total revenues                              9,446         --         9,446        7,277       6,253      13,530
                                         -------------------------------------- ------------------------------------

COSTS AND EXPENSES
Operations support                            5,220         --         5,220        3,365       1,295       4,660
Depreciation and amortization                 2,728         --         2,728        2,053       2,149       4,202
General and administrative expenses           1,317         --         1,317          542          --         542
                                         -------------------------------------- ------------------------------------
  Total costs and expenses                    9,265         --         9,265        5,960       3,444       9,404
                                         -------------------------------------- ------------------------------------

Operating income (loss)                         181         --           181        1,317       2,809       4,126
Interest expense, net                        (1,005)        --        (1,005)        (902)     (2,174)     (3,076)
Other expense                                    (4)        --            (4)          --          (1)         (1)
                                         -------------------------------------- ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                          (828)        --          (828)         415         634       1,049
(Benefit from) provision for income tax        (319)        --          (319)         162         240         402
                                         -------------------------------------- ------------------------------------
Net income  (loss) from discontinued     $     (509) $      --    $     (509)   $     253   $     394 $       647
operations
                                         ====================================== ====================================

Gain on disposition of discontinued
opertions, net
  of income tax                          $    4,785  $      --    $    4,785    $      --   $      -- $        --
                                         ====================================== ====================================

TRAILER LEASING:

Operating lease income increased to $9.3 million for the three months ended September 30, 2000, compared to $7.1 million for the same period of 1999 which resulted from an increase in the trailers owned and on operating lease.

Operation support increased to $5.2 million for the three months ended September 30, 2000, compared to $3.4 million for the same period of 1999 was due to the expansion of PLM Trailer Leasing, with the opening of additional rental yards in 1999 and trailer purchases in 1999 and 2000.

Depreciation and amortization increased to $2.7 million for the three months September 30, 2000, compared to $2.1 million for the same period of 1999 due to an increase in the amount of refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

General and administrative expenses increased to $1.3 million for the three months ended September 30, 2000, compared to $0.5 million for the same period of 1999. The increase of $0.8 million was due to the growth of the trailer business.

Interest expenses increased to $1.0 million for the three months ended September 30, 2000, compared to $0.9 million for the same period of 1999 due to increased borrowings to fund trailer purchases.

A $4.8 million after-tax gain on disposition of discontinued operations was recorded for the three months ended September 30, 2000 related to the trailer assets of the Company.

AFG:

The decrease in all revenues and expenses of AFG for the three months ended September 30, 2000 compared to the same period of 1999 was due to the sale of AFG on March 1, 2000.

NET INCOME

As a result of the foregoing, for the three months ended September 30, 2000, net income was $5.0 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.67 and $0.66, respectively. For the same period of 1999, net income was $1.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.17.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                  For the Nine Months
                                                                                  Ended September 30,

                                                                         2000                          1999
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Operating lease income                                                $     1,101             $        888
Management fees                                                             5,205                    5,570
Partnership interests and other fees                                        1,688                      579
Acquisition and lease negotiation fees                                        538                    1,079
Other                                                                         665                    1,025
                                                                     -----------------------------------------
  Total revenues                                                      $     9,197             $      9,141

The fluctuations in revenues for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, are summarized and explained below.

OPERATING LEASE INCOME:

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $0.2 million during nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

Lease income from assets held for sale were $0.7 million and $0.9 million for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Company owned $14.0 million in marine containers which were sold to affiliated programs at cost, which approximated their fair market value. The Company earned $0.7 million in operating lease income from these marine containers during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company purchased $21.8 million in marine containers that were sold during the nine months ended September 30, 1999 to affiliated programs at cost, which approximated their fair market value. The Company earned $0.9 million in operating lease income on these marine containers during the nine months ended September 30, 1999.

Other operating lease income was $0.4 million and $38,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in other operating lease income was due to the increase in the volume of other assets on operating lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $5.2 million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $1.5 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net earnings of $0.4 million from the affiliated entities resulted from increased gains from disposal of equipment in the affiliated programs in the nine months ended September 30, 2000, compared to the same period of 1999. In addition, a decrease of $0.6 million in the Company's residual interests in the programs was recorded during the nine months ended September 30, 1999. A similar reduction was not required in the nine months ended September 30, 2000. An increase of $0.2 million in other fees was due to increased sales commissions in the nine months ended September 30, 2000, compared to the same period of 1999.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the nine months ended September 30, 2000, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $12.0 million, compared to $37.1 million of transportation and other equipment during the nine months ended September 30, 1999, resulting in a $0.5 million decrease in acquisition and lease negotiation fees. During the nine months ended September 30, 2000, the Company did not take acquisition and lease negotiation fees on $2.2 million of the hushkit purchased for the equipment of an affiliated program due to the investment phase of this affiliated program was closed. In addition, the Company has reached certain fee limitations for another affiliated program per the partnership agreement. During the nine months ended September 30, 1999, the Company did not take acquisition and lease negotiation fees on $16.6 million of this equipment purchased for this program. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

OTHER:

Other revenues were $0.7 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in other revenues was due to loss from disposal of other assets during the nine months ended September 30, 2000. A similar loss did not occur in 1999.


COSTS AND EXPENSES

                                                                                  For the Nine Months
                                                                                  Ended September 30,

                                                                          2000                      1999
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $     1,850             $      2,189
Depreciation and amortization                                                 643                      359
General and administrative                                                  4,391                    3,224
                                                                     -----------------------------------------
  Total costs and expenses                                            $     6,884             $      5,772


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities and provision for doubtful accounts, decreased $0.3 million (15%) for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. A $0.7 million decrease in operations support expenses related to the management of investment programs due to a reduction in the size of the managed equipment portfolio. This decrease in operations support was partially offset by a $0.4 increase in operations support expense related to other activities due to the increase in compensation and benefits expense.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $0.3 million (79%) for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase resulted from an increase in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses increased $1.2 million (36%) during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase was due to severance costs incurred in 2000 related to staff reductions. A similar event did not occur in 1999.

OTHER INCOME AND EXPENSES

                                                                 For the Nine Months
                                                                 Ended September 30,

                                                         2000                         1999
                                                      -----------------------------------------
                                                                   (in thousands of dollars)

Interest expense                                       $    (1,424)            $     (1,772)
Interest income                                                869                      252
Other income (expense), net                                   (177)                     577

INTEREST EXPENSE:

Interest expense decreased $0.3 million (20%) during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to reductions in the amounts outstanding under the senior secured notes in the nine months ended September 30, 2000, compared to the same period of 1999.

INTEREST INCOME:

Interest income increased $0.6 million (245%) during the nine months ended September 30, 2000, compared to the same period of 1999. An increase in interest income of $0.4 million resulted from higher cash balances that resulted from the proceeds received from the sale of AFG. An increase of $0.2 million resulted from increased loans made to the affiliated programs in the nine months ended September 30, 2000, compared to the same period of 1999.

OTHER INCOME (EXPENSES), NET:

Other expenses of $0.2 million during the nine months ended September 30, 2000, compared to $0.6 million of other income during the same period of 1999. Other expenses of $0.2 million for the nine months ended September 30, 2000 primarily related to the litigation cost. No similar expenses were incurred during the same period of 1999. Other income of $0.6 million for the nine months ended September 30, 1999 represents $0.7 million of mileage income received from the railroads, partially offset by $0.1 million in expenses related to the settlement of a lawsuit. No similar income was received during the nine months ended September 30, 2000.

PROVISION FOR INCOME TAXES:

For the nine months ended September 30, 2000, the provision for income tax was $0.6 million, representing an effective rate of 38%. For the nine months ended September 30, 1999, the provision for income taxes was $1.0 million, representing an effective rate of 40%. The decrease in the effective rate of 2% was due to the change in the effect of permanent difference between tax and book income.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations for the nine months ended September 30, 2000 and 1999 are as follows (in thousands of dollars):

                                               For the Nine Months Ended            For the Nine Months Ended
                                                  September 30, 2000                    September 30, 1999
                                         -------------------------------------- ----------------------------------
                                           Trailer                              Trailer
                                           Leasing      AFG        Total        Leasing      AFG        Total
                                         ------------------------------------ ------------------------------------


REVENUES
Operating lease income                   $   24,312  $   1,841  $   26,153     $ 15,746   $   6,819  $   22,565
Finance lease income                             --      1,650       1,650           --       8,573       8,573
Management fees                                 550        100         650          628         578       1,206
Gain (loss) on sale or disposition of           (39)        40           1          (41)      2,100       2,059
assets, net
Other                                            46        445         491           10       1,602       1,612
                                         ------------------------------------ ------------------------------------
  Total revenues                             24,869      4,076      28,945       16,343      19,672      36,015
                                         ------------------------------------ ------------------------------------

COSTS AND EXPENSES
Operations support                           11,996      1,412      13,408        7,754       4,075      11,829
Depreciation and amortization                 7,622      1,505       9,127        5,292       5,732      11,024
General and administrative expenses           2,193         --       2,193        1,627          --       1,627
                                         ------------------------------------ ------------------------------------
  Total costs and expenses                   21,811      2,917      24,728       14,673       9,807      24,480
                                         ------------------------------------ ------------------------------------

Operating income                              3,058      1,159       4,217        1,670       9,865      11,535
Interest expense, net                        (3,148)    (1,655)     (4,803)      (2,090)     (6,959)     (9,049)
Other expense                                    (4)        --          (4)          --        (975)       (975)
                                         ------------------------------------ ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                           (94)      (496)       (590)        (420)      1,931       1,511
(Benefit from) provision for income tax         (37)      (189)       (226)        (163)        733         570
                                         ------------------------------------ ------------------------------------
Net income previously accrued as a
component
  of loss on a discontinued operation            --        200         200           --          --          --
                                         ------------------------------------ ------------------------------------
Net income (loss) from discontinued      $      (57) $    (107) $     (164)    $   (257)  $   1,198  $      941
operations
                                         ==================================== ====================================

Gain on disposition of discontinued
operations, net
  of income tax                          $    4,785  $      --  $    4,785     $     --   $      --  $       --
                                         ==================================== ====================================

TRAILER LEASING:

Operating lease income increased to $24.3 million for the nine months ended September 30, 2000, compared to $15.7 million for the same period of 1999 which resulted from an increase in the trailers owned and on operating lease.

Operation support increased to $12.0 million for the nine months ended September 30, 2000, compared to $7.8 million for the same period of 1999 due to the expansion of PLM Trailer Leasing, with the opening of additional rental yards in 1999 and trailer purchases in 1999 and 2000.

Depreciation and amortization increased to $7.6 million for the nine months September 30, 2000, compared to $5.3 million for the same period of 1999 was due to an increase in the amount of refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

General and administrative expenses increased to $2.2 million for the nine months ended September 30, 2000, compared to $1.6 million for the same period of 1999. The increase of $0.6 million was due to the growth of the trailer business.

Interest expenses increased to $3.1 million for the nine months ended September 30, 2000, compared to $2.1 million for the same period of 1999 due to increased borrowings to fund trailer purchases.

A $4.8 million after-tax gain on disposition of discontinued operations was recorded for the nine months ended September 30, 2000 related to the trailer assets of the Company.

AFG:

The decrease in all revenues and expenses of AFG for the nine months ended September 30, 2000 was due to the sale of AFG on March 1, 2000.

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

NET INCOME

As a result of the foregoing, for the nine months ended September 30, 2000, net income was $5.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.74 and 0.73, respectively. For the same period of 1999, net income was $2.2 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.27, and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, the sale of equipment, and the sale of business segments.

Liquidity in the remainder of 2000 and beyond will depend, in part, the management of existing sponsored programs and the effectiveness of cost control programs. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

DEBT FINANCING:

WAREHOUSE CREDIT FACILITY: Assets acquired and held on an interim basis by the Company for sale to affiliated programs or third parties have, from time to time, been partially funded by a warehouse credit facility. This facility was shared with PLM Equipment Growth Fund VI , PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Company. All borrowings under this facility were guaranteed by the Company. This facility provided 80% financing for transportation assets. The Company could hold transportation assets under this facility for up to 150 days. Interest accrued at prime or LIBOR plus 162.5 basis points, at the option of the Company. The warehouse facility expired on September 30, 2000. The Company is currently negotiating with a new lender on a $15.0 million warehouse facility with similar terms. The Company expects this facility to be completed in the fourth quarter of 2000.

Senior Secured Notes: The Company's senior secured notes agreement, which had an outstanding balance of $15.0 million as of September 30, 2000 and November 9, 2000, bears interest at LIBOR plus 240 basis points. The Company has pledged substantially all of its future management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions as collateral to the facility. The facility required quarterly interest-only payments through August 15, 1997, with principal plus interest payments beginning November 15, 1997. Principal payments of $1.9 million are payable quarterly through termination of the loan on August 15, 2002.

The Company's senior lender agreed to waive certain debt covenants if the Company placed securities with maturity values equal to 66% of future principal payments under the senior secured notes in an escrow account. Accordingly, in October 2000, the Company purchased U.S. Government Securities with a face value of $9.5 million.

STOCK REPURCHASE PROGRAM:

In May 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $10.0 million of the Company's common stock. As of November 9. 2000, 261,654 shares had been purchased under this plan for $1.9 million. Future purchases of stock will be contingent upon, among other factors, the Company's cash position and compliance with certain debt covenants.

LIQUIDATING DISTRIBUTIONS:

On November 3, 2000, the Company paid a $5.00 per share liquidating distribution to shareholders of record as of October 22, 2000. Future liquidating distributions from the proceeds of the sale of trailer leasing will be contingent upon, among other factors; the Company's cash position and compliance of certain debt covenants.

                               * * * * * * * * * *

Management believes that, through debt financing and cash flows from operations, the Company will have sufficient liquidity and capital resources to meet its projected future operating needs over the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk. A change in the U.S. prime interest rate, LIBOR rate, or lender's cost of funds based on commercial paper market rates, would affect the rate at which the Company could borrow funds under its senior notes. The Company estimates a one percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $33,000 in the remainder of 2000, $75,000 in 2001, and $12,000 in 2002. The Company estimates a two percent increase or decrease in the Company's variable rate debt would result in an increase or decrease, respectively, in interest expense of $66,000 in the remainder of 2000, $0.2 million in 2001, and $23,000 in 2002.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

See Note 6 to the consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

10.1 Amendment No.1 to Asset Purchase Agreement among Marubeni America Corporation and PLM International, Inc. dated September 29, 2000 incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 11, 2000.

10.2 License Agreement between PLM International, Inc. and Marubeni America Corporation Trailer Leasing, L.L.C. dated September 30, 2000.

10.3 Non-competition Agreement among PLM International, Inc., PLM Rental, Inc., PLM Transportation Equipment Corporation, TEC AcquiSub, Inc., PLM Financial Services, Inc., Professional Lease Management Income Fund I, L.L.C., PLM Equipment Growth Fund I thru VI, PLM Equipment Growth and Income Fund VII, and Marubeni America Corporation dated September 30, 2000.

(B)       Reports on Form 8-K

Report dated October 9, 2000 (filed on October 11, 2000) incorporated by reference to exhibit 2.2 to registrant's Form 8-K filed with the Securities and Exchange Commission on October 11, 2000 - Announcement of the completion of the sale of PLM International Inc.'s trailer leasing operations, the resignation of Mr. Robert N. Tidball, President and Chief Executive Officer, the appointment of Mr. Stephen M. Bess as President, and as Chief Executive Officer, and his election to Board of Directors of PLM International, Inc., and the authorization of a partial liquidating distribution of $5 per share to shareholders of PLM International, Inc.






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


          Date: November 9, 2000