Form 10-K405
period 2000-12-31
PLM INTERNATIONAL INC
filed 2001-03-30
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                   FORM 10-K

     [x] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

        Registrant's telephone number, including area code (415) 974-1399
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 Par Value                  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 2001 was $26,440,785.

         The number of shares outstanding of the issuer's classes of common stock as of March 28, 2001: Common Stock, $0.01 Par Value -- 7,554,510 shares

                             PLM INTERNATIONAL, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                           Page

                                     Part I

Item 1         Business                                                      2
Item 2         Properties                                                    6
Item 3         Legal Proceedings                                             6
Item 4         Submission of Matters to a Vote of Security Holders           7


                                     Part II

Item 5         Market for the Company's Common Equity and Related

                 Stockholder Matters                                         8
Item 6         Selected Financial Data                                       9
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10
Item 7A        Quantitative and Qualitative Disclosures about
                 Market Risk                                                21
Item 8         Financial Statements and Supplemental Data     21
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        21


                                    Part III

Item 10        Directors and Executive Officers of the Company              22
Item 11        Executive Compensation                                       22
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management                                             22
Item 13        Certain Relationships and Related Transactions 22


                                     Part IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on

                 Form 8-K                                                   23

                                     PART I

ITEM 1. BUSINESS

(A)   Background

PLM International, Inc. (PLM International, the Company, or PLMI), a Delaware corporation, is a management company that specializes in transportation equipment leasing. Through May 1996, the Company syndicated investment programs organized to invest primarily in transportation and related equipment. The Company continues to manage these syndicated investment programs. As of December 31, 2000, the Company operated and managed transportation equipment and related assets for various investment programs and third-party investors with an approximate original cost of $0.7 billion. An organizational chart for PLM International indicating the relationships of significant active legal entities as of December 31, 2000 is shown in Table 1:

                                     TABLE 1

                              ORGANIZATIONAL CHART





                                [chart omitted]

(B)   Description of Business

PLM International, a Delaware corporation formed on May 20, 1987, manages a portfolio of transportation equipment and related assets with a combined original cost of approximately $0.7 billion (refer to Table 2). In 2000, the Company operated in three operating segments: refrigerated and dry van (non-refrigerated) trailer leasing, commercial and industrial equipment leasing and financing, and the management of investment programs and other transportation equipment leasing.

                                     TABLE 2

                          EQUIPMENT AND RELATED ASSETS

                                December 31, 2000
                     (original cost in millions of dollars)

                                               Professional                      Other
                                             Lease Management   Equipment       Investor
                                              Income Fund I    Growth Funds     Programs        Total
                                            ---------------------------------------------------------------
Marine containers                            $       29       $        74   $      --      $       103
Aircraft, aircraft engines, and rotables             35               174          --              209
Railcars                                             20               119          44              183
Marine vessels                                       29               105          --              134
Intermodal trailers                                   7                24          --               31
Other                                                12                25           2               39
                                             --------------------------------------------------------------
Total                                         $     132        $      521    $     46       $      699
                                             ==============================================================


On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation (MILPI). In December 2000 MILPI tendered for all the outstanding common stock of the Company at $3.46 per share. In February 2001, PLM International announced that MILPI had completed its cash tender offer for the outstanding common stock of PLM International. MILPI acquired 83% of the common shares outstanding of PLM International MILPI through the tender. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001. Upon completion of the merger, PLMI will no longer be publicly traded.

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLM shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000. The Company received $69.2 million, net of transaction costs for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

In October 1999, the Company agreed to sell American Finance Group, Inc. (AFG), its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. The Company received $32.2 million for AFG. Taxes and transaction costs related to the sale were $3.9 million resulting in net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations and prior periods have been restated. For business segment reporting purposes, trailer leasing is reported in the segment "Trailer Leasing" and AFG is reported in the segment "Commercial and Industrial Equipment Leasing and Financing". Costs and expenses included in discontinued operations are comprised of all direct expenses of trailer leasing and AFG, and allocated costs from PLMI that will be eliminated as a result of the sale.

(C) Management of Investment Programs and Other Transportation Equipment Leasing

Management of Investment Programs

PLM Financial Services, Inc. (FSI), a wholly owned subsidiary of PLMI, along with its primary subsidiary, PLM Investment Management, Inc. (IMI), focus on the management of investment programs, including a limited liability company, limited partnerships, and private placement programs, which acquire and lease primarily used transportation and related equipment. The Company has entered into management agreements with these programs.

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

IMI manages equipment owned by investors in the various investment programs. The equipment consists of: aircraft (commercial and commuter), aircraft engines and rotables, railcars, intermodal trailers, marine containers (refrigerated and nonrefrigerated), marine vessels (dry bulk carriers, marine feeder vessels, and product tankers). IMI is obligated to invoice and collect rents; arrange for the maintenance and repair of equipment; arrange for the payment of operating expenses, debt service, and certain taxes; determine that the equipment is used in accordance with all operative contractual arrangements; arrange insurance as appropriate; provide or arrange for clerical and administrative services necessary to the operation of the equipment; correspond with program investors; prepare quarterly and annual financial statements and tax information materials; and make distributions to investors. IMI also monitors equipment regulatory requirements, compliance with investor program debt covenants and terms of the various investment program agreements. PLM Railcar Management Services, Inc.
(RMSI) markets and manages the investment programs' railcar fleets. RMSI is also involved in negotiating the purchase and sale of railcars on behalf of IMI and PLM Transportation Equipment Corporation (TEC).

PLM Worldwide Management Services Limited (WMS), a wholly owned subsidiary of PLMI, is a Bermuda-based company that serves as the parent of PLMI's foreign operating entity and generates revenue from certain equipment brokerage activities.

PLM Railcar Management Services Canada, Limited, a wholly owned subsidiary of WMS headquartered in Calgary, Alberta, Canada, provides fleet management services on behalf of IMI to the managed railcars operating in Canada.

Investment in and Management of the EGFs, Other Limited Partnerships, and Private Placements: FSI earns revenues in connection with its management of the limited partnerships and private placement programs. Equipment acquisition, lease negotiation, and debt placement fees are earned through the purchase, initial lease, and financing of equipment. These fees are recognized as revenue when FSI has completed all of the services required to earn them, typically when binding commitment agreements are signed.

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

As compensation for organizing a partnership investment program, the Company was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. (FSI) is the General Partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements. Capital contributions in excess of the equity interest are considered goodwill and are amortized through the life of the program.

Investment in and Management of Limited Liability Company: From 1995 through May 1996, Fund I, a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to FSI or any of its subsidiaries for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases, or the placement of debt in Fund I. FSI funded the cost of organization, syndication, and offering through the use of operating cash, and has capitalized these costs as its investment in Fund I, which is reflected as equity interest in affiliates in the accompanying consolidated balance sheets. Capital contributions in excess of the Company's equity interest are considered goodwill. FSI is amortizing its goodwill in Fund I through the projected end of the Program. In return for its investment, FSI is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. FSI's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Management fees are earned for managing the equipment portfolios in Fund I, and are recognized as revenue as they are earned. FSI is also entitled to reimbursement for providing certain administrative services.

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

Lessees: Lessees of the investment programs' equipment range from Fortune 1000 companies to small privately held corporations and entities. All equipment acquisitions, equipment sales, and lease renewals relating to equipment having an original cost basis in excess of $1.0 million must be approved by a credit committee. The credit committee performs an in-depth review of each transaction and considers many factors, including anticipated residual values from the eventual sale of the equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in equipment markets, and perceived values for equipment at the time of sale. Because the impact of any of these factors is difficult to forecast with accuracy over extended time horizons, the Company cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold. Deposits, prepaid rents, corporate and personal guarantees, and letters of credit are utilized, when necessary, to provide credit support for lessees who do not satisfy the credit committee's financial requirements.

Competition: When marketing operating leases for transportation assets owned by the managed investment programs, the Company encounters considerable competition from lessors offering full payout leases on new equipment. In comparing lease terms for the same equipment, full payout leases provide longer lease periods and lower monthly rents than the Company offers. In comparison, the shorter length of operating leases provides lessees with flexibility in their equipment and capital commitments.

The Company competes with transportation equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Company cannot offer; such as specialized maintenance services (including possible substitution of equipment), warranty services, spare parts, training, and trade-in privileges.

The Company competes with many transportation equipment lessors, including GE Capital Railcar Services, Inc., GATX, GE Capital Aviation Services, Inc., International Lease Finance Corporation, Union Tank Car Company, international banks, and certain limited partnerships.

Government Regulations: The transportation industry, in which the majority of the equipment managed by the Company operates, is subject to substantial regulation by various federal, state, local, and foreign government authorities. For example, in July 2000, the Federal Railroad Administration implemented Regulation HM-201 for all rail tank cars. This regulation is the requalification of the tank vessel which consists of checking metal thickness & critical welds in certain high stress areas the tank shell. This regulation takes the place of a hydrostatic tank test & will result in more costly inspections of tank cars in the future. Enactments like these could affect the performance of equipment managed by the Company. It is not possible to predict the positive or negative effects of future regulatory changes in the transportation industry.

Transportation Equipment Leasing and Other

The Company owns forklifts that are on operating leases with a net book value of $1.0 million as of December 31, 2000.

The Company owned portable on-site storage units. In January 1997, the Company entered into an agreement to lease all of its storage equipment assets to a lessee for a five-year period, with a purchase option when the lease terminated. During 2000, the Company sold all the portable on-site storage units.

The Company had an 80% interest in a company owning 100% of a company located in Australia that was involved in aircraft brokerage and aircraft spare parts sales. This company was sold during August 1998.

(D)   Employees

As of March 28, 2001, the Company and its subsidiaries had 43 employees. None of the Company's employees are subject to collective bargaining arrangements. The Company believes that employee relations are good.

ITEM 2.  PROPERTIES

The Company's principal offices are located in leased office space at One Market, Steuart Street Tower, Suite 800, San Francisco, California. The Company also has office spaces at Chicago, and Calgary.

ITEM 3.  LEGAL PROCEEDINGS

The Company and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

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

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unitholders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

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

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the ticker symbol PLM on the American Stock Exchange (AMEX). As of the date of this annual report, the Company had 7,554,510 common shares outstanding and approximately 2,003 shareholders of record.

Table 3, below, sets forth the quarterly high and low prices of the Company's common stock for 2000 and 1999, as reported by the AMEX:

                                     TABLE 3

  Calendar Period                                   High              Low
 -------------------                              ----------       ----------
       2000
    1st Quarter                                  $    7.13          $   5.75
    2nd Quarter                                       7.44              6.25
    3rd Quarter                                       6.88              6.38
    4th Quarter                                       6.88              2.06

       1999
    1st Quarter                                  $   6.250          $  5.310
    2nd Quarter                                      6.750             5.500
    3rd Quarter                                      5.940             4.500
    4th Quarter                                      6.130             4.440


In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 1999, and 2000, the Company purchased a total of 828,325 shares under this plan for a total of $5.0 million.

In May 2000, the Company's Board of Directors' authorized the purchase of up to $10.0 million of the Company's common stock. During 2000, the Company purchased 261,654 shares of the Company's common stock for $1.9 million, under the $10.0 million common stock repurchase program. The Company does not anticipate any future repurchases under this program.

On September 29, 2000, the Company announced that its Board of Director's had approved a plan of partial liquidation and authorized a $5.00 per share distribution to shareholders from the proceeds of the trailer sale. This payment was made on November 3, 2000 to shareholders of record as of October 22, 2000.

On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation (MILPI). In December 2000 MILPI tendered for all the outstanding common stock of the Company at $3.46 per share. In February 2001, PLM International announced that MILPI had completed its cash tender offer for the outstanding common stock of PLM International. MILPI acquired 83% of the common shares outstanding of PLM International through the tender. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001. Upon completion of the merger, PLMI will no longer be publicly traded.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                         Years ended December 31,
                                                            (in thousands of dollars, except per share amounts)
                                                   2000           1999           1998           1997            1996
                                                ----------------------------------------------------------------------------
Results of operations:
  Revenue                                       $   11,551      $   11,584     $   18,799      $   23,535      $   32,578
  Income from continuing operations
    before income taxes                                102           2,304          3,989             492           2,918
  Net income from continuing operations                 63           1,413          2,384             869           3,430
  Net income from discontinued
    operations                                         210           1,743          2,473           3,798             665
  Gain (loss) on disposition of discontinued
    operations                                       4,990            (550)            --              --              --
  Net income before cumulative
    effect of accounting change                      5,263           2,606          4,857           4,667           4,095
  Cumulative effect of accounting change                --            (250)            --              --              --
  Net income to common shares                        5,263           2,356          4,857           4,667           4,095
  Basic earnings per weighted-
    average common share outstanding:
  Income (loss) from continuing
    operations                                        0.01            0.17           0.29            0.10            0.34
    Income from discontinued operations               0.03            0.22           0.29            0.41            0.07
    Gain (loss) from disposition of
       Discontinued operations                        0.66           (0.07)            --              --              --
    Cumulative effect of accounting change              --           (0.03)            --              --              --
    Net income to common shares                       0.70            0.29           0.58            0.51            0.41

Financial position:
  Total assets                                  $   40,407      $   84,725     $   95,559      $   93,969      $   92,967
  Senior secured notes                                   0          20,679         28,824          24,881          22,698
  Shareholders' equity                              15,613          49,413         50,197          46,548          46,320

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Investment Programs

The Company syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC (Fund I) was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication for these programs in transportation equipment and related assets, which it manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and earnings of the program, subject to certain allocation provisions. The Company's interest in the earnings and distributions of Fund I will increase to 25% after the investors have received distributions equal to their original invested capital.

In 1996, the Company announced the suspension of public syndication of equipment leasing programs with the close of Fund I. As a result of this decision, revenues earned from managed programs, which include management fees, partnership interests and other fees, and acquisition and lease negotiation fees will be reduced in the future as the older programs liquidate and the managed equipment portfolio for these programs becomes permanently reduced.

In accordance with certain limited partnerships' agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III (EGF III) and PLM Equipment Growth Fund IV (EGF IV) are expected to be liquidated by the end of 2001. Two of the limited partnerships, PLM Equipment Growth Fund (EGF I) and PLM Equipment Growth Fund II (EGF II) will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs. During this period, the Company earns lease revenue and may incur interest expense.

Trailer Leasing

The Company operated 22 trailer rental facilities doing business as PLM Trailer Leasing that engaged in short-term and mid-term operating leases. Nineteen of these facilities leased predominantly refrigerated trailers used to transport temperature-sensitive commodities, consisting primarily of food products. Three facilities leased only dry van (non-refrigerated) trailers.

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLM shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000. The Company received $69.2 million, net of transaction costs, for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

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

In October 1999, the Company agreed to sell AFG. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. The Company received $32.2 million for AFG. Taxes and transaction costs related to the sale were $3.9 million resulting in net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation and prior periods financial statements have been restated.

Comparison of the Company's Operating Results for the Years Ended December 31, 2000 and 1999

The following analysis reviews the operating results of the Company:

Revenues

                                               2000                    1999
                                           -------------------------------------
                                                    (in thousands of dollars)
Operating lease income                      $    1,810             $    1,194
Management fees                                  7,043                  7,332
Partnership interests and other fees             1,037                    346
Acquisition and lease negotiation fees             624                  1,354
Loss on disposition of assets, net                (416)                   --
Other                                            1,453                  1,358
                                           -------------------------------------
  Total revenues                            $   11,551             $   11,584

The fluctuations in revenues between 2000 and 1999 are summarized and explained below.

Operating lease income:

                                                 2000                    1999
                                            ------------------------------------
                                                     (in thousands of dollars)
Lease income from assets held for sale       $    1,247             $    1,155
Other                                               563                     39
                                            ------------------------------------
  Total operating lease income               $    1,810             $    1,194

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. A $0.6 million increase in operating lease income during 2000 compared to 1999 was due to the following:

Lease income from assets held for sale was $1.2 million for 2000 and 1999. During 2000, the Company purchased $24.3 million and sold $14.0 million in marine containers to affiliated programs at cost, which approximated their fair market value. The Company earned $1.2 million in operating lease income on these marine containers during 2000. During 1999, the Company purchased and sold $21.8 million in marine containers to affiliated programs at cost, which approximated their fair market value. The Company earned $1.2 million in operating lease income on these marine containers during 1999 prior to their sale to the affiliated programs.

Other operating lease income was $0.6 million and $39,000 for 2000 and 1999, respectively. The increase in other operating lease income was due to the increase in volume of other assets on operating lease.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.3 million during 2000, compared to 1999. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The partnership interests and other fees of 2000 included the net earnings from the affiliated programs of $0.8 million and $0.2 million in other fees. The partnership interests and other fees in 1999 included the net earnings from the affiliated programs of $1.1 million, partially offset by a $0.8 million reduction in the Company's residual interests in the programs. The decrease of $0.3 million in net earnings from the affiliated entities in 2000 compared to 1999, resulted from the disposition of equipment in certain of the EGF programs. A decrease of $0.8 million in the Company's residual interests in the programs was recorded during 1999. A similar reduction was not required in 2000. An increase of $0.2 million in other fees in 2000 compared to 1999 was due to increased sales commissions.

Acquisition and lease negotiation fees:

During 2000, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $12.0 million compared to $51.7 million of transportation and other equipment during 1999, resulting in a $0.8 million decrease in acquisition and lease negotiation fees. The decrease was partially offset by an increase of $0.1 million in lease negotiation fees due to -$0.1 million of lease negotiation fees were recorded in 2000 for an aircraft that was purchased in 1999. The lease of this aircraft started in June 2000. During 2000, the Company did not take acquisition and lease negotiation fees for a $2.2 million hushkit purchased for an affiliated program as the investment phase of this affiliated program is closed. In addition, the Company has reached certain fee limitations for another affiliated program per the partnership agreement. During 2000, the Company did not take lease negotiation fees for $14.0 million of the aircraft that was purchased in 1999. During 1999, the Company did not take acquisition and negotiation fees for $26.1 million of the equipment purchased for this program. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

Loss on disposition of assets, net:

During 2000, the Company had a loss of $0.4 million from disposal of other assets held for operating lease. No similar loss occurred during 1999.

Other:

Other revenues increased $0.1 million during 2000 compared to 1999. A $0.2 million increase in other income was offset by a $0.1 million decrease in other revenue resulting from lower data processing fees earned from the affiliated programs.

Costs and Expenses

                                              2000                  1999
                                          -------------------------------------
                                               (in thousands of dollars)
Operations support                         $    2,136            $    2,474
Depreciation and amortization                     885                   385
General and administrative                      6,851                 5,224
                                          -------------------------------------
  Total costs and expenses                 $    9,872            $    8,083

Operations support:

Operations support expense, including salary and office-related expenses for operational activities and provision for doubtful accounts, decreased $0.3 million (14%) for 2000 compared to 1999. A $0.7 million decrease in operations support expenses related to the management of investment programs due to a reduction in the size of the managed equipment portfolio. This decrease in operations support expenses was partially offset by a $0.4 million increase in operations support expenses related to other activities due to an increase in compensation and benefits expense.

Depreciation and amortization:

Depreciation and amortization expenses increased $0.5 million (130%) for 2000 compared to 1999. The increase resulted from an increase in the volume of other assets held for operating lease.

General and administrative:

General and administrative expenses increased $1.6 million (31%) during 2000 compared to 1999. The increase was primarily due to severance costs incurred in 2000 related to staffing reductions. A similar event did not occur in 1999.

Other Income and Expenses

                                               2000             1999
                                            ---------------------------
                                              (in thousands of dollars)
Interest expense                           $ (1,756)         $ (2,261)
Interest income                               1,512               343
Other income (expense), net                  (1,333)              721

Interest expense:

Interest expense decreased $0.5 million (22%) during 2000 compared to 1999. The decrease was primarily due to a lower average outstanding balance on the senior secured notes in 2000 compared to 1999.

Interest income:

Interest income increased $1.2 million (341%) during 2000, compared to 1999. An increase in interest income of $1.0 million resulted from higher cash balances that resulted from the proceeds received from the sale of AFG and the trailer operations. In addition, an increase of $0.2 million resulted from increased loans made to the affiliated programs in 2000 compared to the same period of 1999.

Other income (expense), net:

Other income (expense), net of $1.3 million for the year ended December 31, 2000, increased from $0.7 million in 1999. The significant variances are explained as follows:

(i) $0.6 million of legal fees related to litigation in 2000 compared to $0.1 million of litigation settlement in 1999.

(ii) Other expenses of $0.4 million in 2000 related to the Company paying the obligations of railcar repair facility in which the Company has a 10% ownership interest. No similar payments were required in 1999.

(iii) A $0.3 million reduction in the carrying value of the repair facility in which the Company has a 10% ownership interest. No similar reduction was required in 1999.

(iv) A $0.2 million loss on revaluation on other assets in 2000. No similar loss was incurred in 1999.

(v) A $0.2 million of prepayment penalty and write off loan fee related to prepayment of the senior secured notes in 2000. The Company prepaid the senior secured notes in December of 2000.

(vi) A $0.3 million of mileage credit income received from the railroads in 2000 compared to $0.8 million in credit income received from the railroads in 1999.

Provision for Income Taxes

For 2000, the provision for income taxes was $39,000, representing an effective rate from continuing operations of 38%. For 1999, the provision for income taxes was $0.9 million, representing an effective rate from continuing operations of 39%. The decrease in the effective rate of 1% was due to the net effect of a decrease in the effect of permanent differences between tax and book income, a decrease in the effect of foreign operations, a change in the state apportionment factors, and an increase in the federal tax rate.

Net Income from Discontinued Operations

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLM shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000.

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary, American Finance Group, Inc. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale was completed on March 1, 2000.

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as  discontinued  operations and prior periods have been restated. Net income (loss) from discontinued  operations for 2000 and 1999 are as follows (in thousands of dollars):
                                                       2000                               1999
                                         ---------------------------------  -----------------------------------
                                           Trailer                            Trailer
                                           Leasing      AFG       Total       Leasing      AFG        Total
                                         ---------------------------------  -----------------------------------
 Revenues
 Operating lease income                  $ 24,312    $  1,841    $ 26,153    $ 24,561    $ 10,714    $ 35,275
 Finance lease income                        --         1,650       1,650        --        10,500      10,500
 Management fees                              550         100         650         835         743       1,578
 Partnership interests                        601        --           601         311        --           311
 Gain (loss) on sale or disposition of        (35)         40           5         (49)      2,159       2,110
 assets, net
 Other                                         42         445         487          23       2,177       2,200
                                         --------    --------    --------    --------    --------    --------
   Total revenues                          25,470       4,076      29,546      25,681      26,293      51,974

Costs and expenses
 Operations support                        12,200         707      12,907      11,674       5,178      16,852
 Depreciation and amortization              7,653       1,505       9,158       7,712       9,527      17,239
 General and administrative expenses        2,013        --         2,013       1,604        --         1,604
                                         --------    --------    --------    --------    --------    --------
   Total costs and expenses                21,866       2,212      24,078      20,990      14,705      35,695
                                         ========    ========    ========    ========    ========    ========

 Operating income                           3,604       1,864       5,468       4,691      11,588      16,279
 Interest expense, net                     (3,148)     (1,655)     (4,803)     (3,163)     (9,313)    (12,476)
 Other expense                                 (4)       --            (4)       --          (975)       (975)
                                         --------    --------    --------    --------    --------    --------
 Net income  from discontinued
 operations
   before income taxes                        452         209         661       1,528       1,300       2,828
 Provision for income tax                     171          80         251         596         489       1,085
 Net income previously accrued as a
 component
   of loss on a discontinued operation       --          (200)       (200)       --          --          --
                                         --------    --------    --------    --------    --------    --------
 Net income  (loss) from discontinued    $    281    $    (71)   $    210    $    932    $    811    $  1,743
   operations                            ========    ========    =========   ==========  ========= ===========

 Gain (loss) on disposition of
 discontinued operations,
   net of income tax                     $  4,990    $   --      $  4,990    $   --      $   (550)   $   (550)
                                         ========    ========    ========    ========    ========    ========

Trailer Leasing:

Operating lease income decreased to $24.3 million for 2000 compared to $24.6 million for 1999. Operating lease income decreased $8.9 million due to the sale of all the trailers on September 30, 2000. This decrease was partially offset by the increase of operating lease income of $8.6 million resulting from an increase in the trailers owned and on operating lease in 2000 compared to 1999 prior to the sale.

Partnership interests increased to $0.6 million for 2000 compared to $0.3 million for 1999. The increase of $0.3 million due to the gain from the sale of all the trailers on September 30, 2000.

Operations support increased to $12.2 million for 2000 compared to $11.7 million for 1999. Operations support increased $4.2 million due to the expansion of PLM Trailer Leasing, with the opening of additional rental yards in 1999 and trailer purchases in 1999 and 2000. This increase was partially offset by the decrease in operations support of $3.7 million due to the sale of all the trailers on September 30, 2000.

General and administrative expenses increased to $2.0 million for 2000 compared to $1.6 million for the same period of 1999. General and administrative expenses increased $0.6 million due to the growth of the trailer business. The increase was partially offset by the decrease in general and administrative expenses of $0.2 million due to the sale of all the trailers on September 30, 2000.

Interest expenses decreased to $3.1 million for 2000 compared to $3.2 million for 1999 due to sale of the trailer operations.

AFG:

The decrease in all revenues and expenses of AFG for 2000 compared to 1999 was due to the sale of AFG on March 1, 2000.

Gain (Loss) on Disposition of Discontinued Operations

The Company recorded a $5.0 million gain after tax of $3.0 million on disposition of discontinued operations in 2000 related to sale of the trailer assets of the Company.

The  Company   recorded  a  $0.6  million   after-tax  loss  on  disposition  of
discontinued operations during 1999 related to the sale of AFG.

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

Net Income

As a result of the foregoing, 2000 net income was $5.3 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.70 and $0.69, respectively. For 1999, net income was $2.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.29.

Comparison of the Company's Operating Results for the Years Ended December 31, 1999 and 1998

The following analysis reviews the operating results of the Company:

Revenues

                                                    1999               1998
                                                --------------------------------
                                                   (in thousands of dollars)
Operating lease income                           $    1,194         $    2,269
Management fees                                       7,332              8,363
Partnership interests and other fees                    346                459
Acquisition and lease negotiation fees                1,354              3,253
Gain on disposition of assets, net                       --              1,432
Other                                                 1,358              3,023
                                                --------------------------------
  Total revenues                                 $   11,584         $   18,799

The fluctuations in revenues between 1999 and 1998 are summarized and explained below.

Operating lease income:

                                                    1999                1998
                                                --------------------------------
                                                   (in thousands of dollars)
Lease income from assets held for sale           $  1,155           $    412
Intermodal trailers                                    --              1,706
Other                                                  39                151
                                                --------------------------------
  Total operating lease income                   $  1,194           $  2,269

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income decreased $1.1 million during 1999 compared to 1998. A $1.7 million decrease in intermodal trailer and other operating lease income was due to the Company's strategic decision to dispose of certain transportation assets and exit certain equipment markets. This decrease in operating lease income was partially offset by a $0.7 million increase in operating lease income generated from assets held for sale. During 1999, the Company purchased and sold $21.8 million in marine containers to affiliated programs at cost, which approximated their fair market value. The Company earned $1.2 million in operating lease income on these marine containers during 1999 prior to their sale to the affiliated programs. During 1998, the Company owned an interest in an entity owning a marine vessel that generated $0.4 million in operating lease income. The Company sold its interest in the entity that owned the marine vessel at cost, which approximated fair market value, to an affiliated program during 1998.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $1.0 million during 1999 compared to 1998. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings and distribution levels from the affiliated programs were $1.1 million and $1.3 million for 1999 and 1998, respectively. In addition, a decrease of $0.8 million in the Company's residual interests in the programs was recorded during 1999 and 1998.

Acquisition and lease negotiation fees:

During 1999, the Company, on behalf of the EGF programs, purchased transportation and other equipment, along with beneficial interests in entities that own marine containers and a commercial aircraft, for $51.7 million. In 1998, $60.4 million in transportation and other equipment and a beneficial interest in entities that own marine containers and a commercial aircraft were purchased on behalf of the EGFs. In 1999, the Company did not take acquisition and lease negotiation fees on $26.1 million of transportation and other equipment, as the Company has reached certain fee limitations for one of its limited partnership programs per the partnership agreement. This resulted in a $1.9 million decrease in acquisition and lease negotiation fees in 1999 compared to 1998. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, and because Fund I has a no front-end fee structure, acquisition and lease negotiation fees will be substantially reduced in the future.

Gain on disposition of assets, net:

No gain or loss on sale of assets was recorded during 1999. During 1998, the Company recorded $1.4 million in net gains on the disposition of assets. Of this gain, $1.0 million resulted from disposition of an aircraft engine, a 20% interest in a commuter aircraft, and intermodal trailers, which the company had previously leased. Also during 1998, the Company purchased and subsequently sold railcars to an unaffiliated third party for a net gain of $0.5 million.

Other:

Other revenues decreased $1.7 million during 1999, compared to 1998. A $1.1 million decrease in aircraft brokerage and services revenue during 1999 compared to 1998 was due to the sale of this subsidiary in August 1998. A $0.3 million decrease in other revenue was due to lower data processing fees earned from the affiliated programs. A $0.2 million decrease in underwriting income from
Transportation Equipment Indemnity Company, Ltd. (TEI), a wholly-owned subsidiary of PLMI, was due to TEI providing less insurance coverage to the investment programs than in previous years. TEI was liquidated during the first quarter of 2000. A $0.1 million decrease in miscellaneous income from Aeromil Holdings, Inc. was due to the sale of this subsidiary in 1998.

Costs and Expenses

                                               1999                  1998
                                          -------------------------------------
                                               (in thousands of dollars)
Operations support                         $    2,474            $    7,014
Depreciation and amortization                     385                 1,056
General and administrative                      5,224                 6,082
                                          -------------------------------------
  Total costs and expenses                 $    8,083            $   14,152

Operations support:

Operations support expense, including salary and office-related expenses for operational activities and provision for doubtful accounts, decreased $4.5 million (65%) in 1999 compared to 1998. A $3.0 million decrease in operations support expenses related to the management of investment programs was due to a reduction in the size of the managed equipment portfolio. A $1.5 million decrease in other transportation equipment leasing segment was mainly due to the sale of the Company's aircraft leasing and spare parts brokerage subsidiary in August 1998 and the sale of other transportation equipment including intermodal trailers.

Depreciation and amortization:

Depreciation and amortization expenses decreased $0.7 million (64%) in 1999, compared to 1998. The decrease in depreciation expense was caused by the disposition of intermodal trailers and other equipment.

General and administrative:

General and administrative expenses decreased $0.9 million (14%) during 1999, compared to 1998 due to a $0.5 million decrease in rent and office related expenses, a $0.3 million decrease in compensation and benefits expense, and a $0.1 million decrease in insurance expense. These decreases were due to a decrease in staffing and office space requirements.

Other Income and Expenses

                                              1999                1998
                                          -------------------------------------
                                               (in thousands of dollars)
Interest expense                           $  (2,261)           $  (2,072)
Interest income                                  343                  941
Other income, net                                721                  473

Interest expense:

Interest  expense  increased  $0.2  million  (9%) during 1999  compared to 1998.
Interest expense increased $0.3 million due to an increase in borrowings to finance equipment held for sale. The increase caused by these borrowings was partially offset by lower interest expense of $0.1 million resulting from lower average borrowings outstanding under the Company's senior secured notes and loan in 1999 compared to 1998.

Interest income:

Interest income decreased $0.6 million (64%) during 1999, compared to 1998. A decrease of $0.3 million was due to lower cash balances in 1999 compared to 1998. In addition, in 1998 interest income of $0.3 million was recorded for a tax refund receivable that had not previously been recognized. No similar interest income was recorded in 1999.

Other income, net:

Other income in 1999 was $0.7 million, compared to $0.5 million in 1998. Other income of $0.7 million in 1999 represents $0.8 million of mileage credit income received from the railroads partially offset by a litigation settlement of $0.1 million. During 1998, the Company recorded income of $0.7 million related to the settlement of a lawsuit and recorded an expense of $0.3 million related to a legal settlement for the Koch and Romei actions.

Provision for Income Taxes

For 1999, the provision for income taxes was $0.9 million, representing an effective rate of 39%. For 1998, the provision for income taxes was $1.6 million, representing an effective rate of 40%. The decrease in the effective rate of 1% was due the change in the effect of permanent differences between tax and book income.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued  operations for 1999 and 1998 are as follows
(in thousands of dollars):
                                                         1999                                1998
                                         -----------------------------------  ---------------------------------
                                            Trailer                            Trailer
                                            Leasing     AFG         Total      Leasing      AFG        Total
                                         -----------------------------------  ---------------------------------
Revenues
Operating lease income                    $ 24,561    $ 10,714    $ 35,275    $  9,743    $  7,935    $ 17,678
Finance lease income                          --        10,500      10,500        --        12,506      12,506
Management fees                                835         743       1,578       1,022         818       1,840
Partnership interests                          311        --           311         458        --           458
Acquisition and lease negotiation fees        --          --          --          --           721         721
Gain (loss) on disposition of assets,          (49)      2,159       2,110          94       3,167       3,261
  net
Other                                           23       2,177       2,200           4       1,811       1,815
                                          --------    --------    --------    --------    --------    --------
  Total revenues                            25,681      26,293      51,974      11,321      26,958      38,279
                                          ========    ========    ========    ========    ========    ========
Costs and expenses
Operations support                          11,674       5,178      16,852       5,369       4,650      10,019
Depreciation and amortization                7,712       9,527      17,239       3,812       6,965      10,777
General and administrative expenses          1,604        --         1,604       1,542        --         1,542
                                          --------    --------    --------    --------    --------    --------
  Total costs and expenses                  20,990      14,705      35,695      10,723      11,615      22,338
                                          ========    ========    ========    ========    ========    ========
Operating income                             4,691      11,588      16,279         598      15,343      15,941
Interest expense, net                       (3,163)     (9,313)    (12,476)     (1,754)    (10,277)    (12,031)
Other expense                                 --          (975)       (975)       --          --          --
                                          --------    --------    --------    --------    --------    --------
Net income (loss) from discontinued
  operations before income taxes             1,528       1,300       2,828      (1,156)      5,066       3,910
Provision for (benefit from) income tax        596         489       1,085        (451)      1,888       1,437
                                          --------    --------    --------    --------    --------    --------
Net income  (loss) from discontinued      $    932    $    811    $  1,743    $   (705)   $  3,178    $  2,473
  operations                              ========    =========   ==========  ==========  =========   ========

Loss on disposition of discontinued
  operations,  net of income tax          $   --      $   (550)   $   (550)   $   --      $   --      $   --
                                          ========    ========    ========    ========    ========    ========

Trailer Leasing:

Operating lease income increased to $24.6 million in 1999 compared to $9.7 million in 1998 as a result of an increase in the trailers owned and on operating lease.

Partnership interests decreased to $0.3 million for 1999 from $0.5 million in 1998 due to the affiliated programs' dry van trailers transitioning to the three dry van trailer rental facilities during which period they were off-lease.

Management fees decreased to $0.8 million in 1999 compared to $1.0 million in 1998. Management fees decreased due to a reduction in lease revenue earned by dry and refrigerated trailers owned by the investment programs.

A $49,000 net loss on the sale of trailers during 1999 compared to a gain of $0.1 million from the sale of trailers during 1998.

Operations support increased to $11.7 million for 1999 compared to $5.4 million for 1998 due to the expansion of PLM Trailer Leasing, with the opening of additional rental yards and trailer purchases in 1999 and 1998.

Depreciation and amortization increased to $7.7 million for 1999 compared to $3.8 million for the same period of 1998 due to an increase in the amount of refrigerated trailer equipment on operating lease at PLM Trailer Leasing.

General and administrative expenses increased to $1.6 million for 1999 compared to $1.5 million for the same period of 1998 due to the growth of the trailer business.

Interest expense, net increased to $3.2 million for 1999 compared to $1.8 million for 1998 due to increased borrowings to fund trailer purchases.

AFG:

Operating lease income increased to $10.7 million in 1999, compared to $7.9 million in 1998 due to an increase in the amount of commercial and industrial equipment owned and on operating leases. Finance lease income decreased to $10.5 million for 1999 compared to $12.5 million for 1998 due to a decrease in commercial and industrial assets that were on finance leases.

Acquisition and lease negotiation fees decreased $0.7 million in 1999 compared to 1998 because no equipment was purchased by AFG for the institutional investment programs during 1999, compared to $26.0 million in 1998, for which the Company earned $0.7 million of acquisition and lease negotiation fees.

During 1999 and 1998, AFG recorded $2.2 million and $3.2 million in gains on the disposition of commercial and industrial equipment, respectively. The decrease in the gain on the sale was due to less equipment being disposed of in 1999 compared to 1998. The original cost of equipment disposed of during 1999 was $59.3 million compared to $98.6 million during 1998.

Operations support increased to $5.2 million for 1999 compared to $4.7 million for 1998 primarily due to an increase in compensation expense resulting from a new bonus program initiated in 1999 to retain AFG employees during AFG's sale.

Depreciation and amortization expenses increased to $9.5 million for 1999, compared to $7.0 million for 1998 due to an increase in commercial and industrial equipment on operating leases.

Interest expense decreased to $9.3 million for 1999 compared to $10.3 million for 1998 due to lower average debt outstanding during 1999, compared to 1998.

Other expenses of $1.0 million in 1999 represent the expense related to the proposed initial public offering of AFG. During the first quarter of 1999, the Company's Board of Directors determined that it was in the Company's best interest to sell AFG rather than proceed with a stock offering, and therefore wrote off all associated offering costs.

Loss on Disposition of Discontinued Operations

The Company recorded a $0.6 million loss on disposition of discontinued operations during 1999 related to the sale of AFG. No similar loss was recorded during 1998.

Net Income

As a result of the foregoing, 1999 net income was $2.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.29. For 1998, net income was $4.9 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.58 and $0.57, respectively.

Liquidity and Capital Resources

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and the sale of equipment and business segments. Liquidity in 2001 and beyond will depend, in part, on the management of existing sponsored programs and the effectiveness of cost control programs. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing

Warehouse Credit Facility: The Company had a $9.5 million warehouse facility, which was shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, that allowed the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Company. All borrowings under this facility were guaranteed by the Company. This facility expired on September 30, 2000. The Company is currently negotiating with a new lender for a $15.0 million warehouse facility with similar terms. The Company believes this facility will be completed in the first half of 2001.

Stock Repurchase Programs

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 2000, the Company purchased 98,246 shares of the Company's common stock for $0.7 million, which completed the $5.0 million common stock repurchase program. In May 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $10.0 million of the Company's common stock. As of March 28 2001, 261,654 shares had been purchased under this plan for $1.9 million. The Company does not anticipate any future repurchases under this program.

Liquidating Distribution

In November 2000, the Company paid a $5.00 per share partial-liquidating distribution to shareholders of record as of October 22, 2000.

Cost Control Program

The Company is currently reviewing all expenses. As part of this review, the Company is in the process of determining if certain functions can be completed more economically by third-party service providers. Total Company headcount is expected to be reduced significantly by the end of the second quarter of 2001.

Internal Revenue Service Audit

In March 2001, the Internal Revenue Service notified the Company that it would conduct an audit regarding the Company's tax withholding of -payments to foreign entities. The audit is scheduled to begin in June 2001 and relates to two partnerships in which the Company formerly held interests as the 100% direct and indirect owner. One audit relates to the years between 1997 and 1999, while the other audit relates to the years 1998 and 1999. Management believes that the positions taken on the withholding tax returns will be upheld by the Internal Revenue Service upon audit. If the Company's position is not upheld by the Internal Revenue Service, the foreign entities are legally obligated to indemnify the Company for any losses. If the Internal Revenue Service does not uphold the Company's position and the foreign entities do not honor the indemnification, the Company's financial condition, results of operations, and liquidity would be materially impacted.

Inflation

There was no material impact on the Company's operations as a result of inflation during 2000, 1999, or 1998.

Geographic Information

For geographic information, refer to Note 16 to the consolidated financial statements.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. After evaluation of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, which is effective for all quarters of fiscal years beginning after June 15, 2000, the Company has concluded that there is no impact material to the financial statements as of December 31, 2000.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB 101 and determined that there is no material effect on its consolidated financial position or results of operations.

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

In 2000, the Company sold its commercial and industrial and trailer leasing segments.

On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation (MILPI). In December 2000 MILPI tendered for all the outstanding common stock of the Company at $3.46 per share. In February 2001, PLM International announced that MILPI had completed its cash tender offer for the outstanding common stock of PLM International. MILPI acquired 83% of the common shares outstanding of PLM International -through the tender. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001. Upon completion of the merger, PLMI will no longer be publicly traded.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Company proxy statement or an amended 10-K will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth under "Identification of Directors and Officers," "Compensation of Executive Officers," and "Security Ownership of Certain Beneficial Owners of Management," and "Certain Relationships and Related Transaction" in such amended 10-K or proxy statement is incorporated herein by reference for Items 10, 11, 12, and 13 above.



None.



                      (this space intentionally left blank)

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

(b)   Reports on Form 8-K Filed in the Last Quarter of 2000

      Form 8-K filed with the Securities and Exchange Commission on October 11, 2000 - Announcement of the completion of the sale of PLM International Inc.'s trailer leasing operations, the resignation of Mr. Robert N. Tidball, President and Chief Executive Officer, the appointment of Mr. Stephen M. Bess as President and as Chief Executive Officer, and his election to the Board of Directors of PLM International, Inc., and the authorization of a partial liquidating distribution of $5.00 per share to shareholders of PLM International, Inc.

      Form 8-K filed with the Securities and Exchange Commission on December 28, 2000 - Announcement that on December 22, 2000 the Company and MILPI Acquisition Corp. had entered into an Agreement and Plan of Merger providing for the commencement of a tender offer to acquire all outstanding shares of the Company's common stock for $3.46 per share in cash by MILPI, and further providing for MILPI to be merged with and into the Company after the satisfaction or waiver of certain conditions. The Company also reported that it had entered into two other agreements: an Amended and Restated Voting and Tender Agreement, also dated December 22, 2000, with MILPI and certain of the Company's shareholders, pursuant to which the shareholders would tender their shares after commencement of the tender offer and vote their PLM shares in favor of the Merger; and an Escrow Agreement with MILPI and the Bank of San Francisco, as escrow agent, in connection with the Merger Agreement and tender offer.

(c)   Exhibits

3.1      Certificate  of   Incorporation,   incorporated  by  reference  to  the
         Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

3.2 Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 1990.

10.1 Form of Employment contracts for Executive Officers, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.2     Directors'  1995  Nonqualified  Stock  Option  Plan,   incorporated  by
         reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 1995.

10.3 PLM International, Inc. Mandatory Management Stock Bonus Plan, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 1997.

10.4 Form of Executive Deferred Compensation Agreement, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1993.

10.5 Office Lease for Premises at One Market, San Francisco, California, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1991.

10.6     1998  Management   Stock   Compensation   Plan,  dated  May  12,  1998,
         incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 22, 1998.

10.7 Severance Agreement dated December 2, 1996 between PLM Financial Services, Inc. and Stephen M. Bess, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.8 Employment Agreement dated May 12, 1998 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.9 Amendment to Employment Agreement dated November 18, 1998 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.10 Employment Agreement dated November 19, 1997 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.11 Amendment to Employment Agreement dated November 17, 1998 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.12 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Robert N. Tidball, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.13 Executive Deferred Compensation Agreement dated December 18, 1992 between PLM International, Inc. and Stephen M. Bess, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.14 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.15 Executive Deferred Compensation Agreement dated January 18, 1999 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 19, 2000.

10.16 Amendment to PLM International, Inc. Directors' 1995 Nonqualified Stock Option Plan, dated April 28, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.17 Amendment to PLM International, Inc. 1998 Management Stock Compensation Plan, dated April 28, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.18 Amended Form of Nonqualified Stock Option Agreement, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 4, 1999.

10.19 Second Amendment to PLM International, Inc. 1998 Management Stock Compensation Plan, dated May 29, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on July 26, 1999.

10.20 Form of severance Agreement among PLM International, Inc. and certain employees dated August 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.21 Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated October 26, 1999, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on October 28, 1999.

10.22 Amendment #2 dated March 1, 2000 to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank, incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 9, 2000.

10.23 Amendment #1 dated January 24, 2000 to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank, incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 17, 2000.

10.24 Severance Agreement dated December 17, 1999 between PLM International, Inc. and Richard K Brock, incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 17, 2000.

10.25 Severance Agreement dated December 17, 1999 between PLM International, Inc. and Susan C. Santo, incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 17, 2000.

10.26    Directors  2000  Nonqualified   Stock  Option  Plan,   incorporated  by
         reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 17, 2000.

10.27 Third Amendment to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated July 5, 2000, incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000.

10.28 Asset Purchase Agreement among Marubeni America Corporation and PLM International, Inc. dated May 24, 2000 incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000.

10.29 Termination of Severance Agreement dated July 7, 2000 between PLM Financial Services, Inc. and Stephen M. Bess incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000.

10.30 Severance Agreement dated July 7, 2000 between PLM International, Inc. and Stephen M. Bess incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000.

10.31 Fourth Amendment to Stock Sales Agreement among PLM International, Inc. and Guaranty Federal Bank dated July 31, 2000. Amendment No.1 to Asset Purchase Agreement among Marubeni America Corporation and PLM International, Inc. dated September 29, 2000 incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 11, 2000.

10.32 License Agreement between PLM International, Inc. and Marubeni America Corporation Trailer Leasing, L.L.C. dated September 30, 2000, incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2000.

10.33 Non-competition Agreement among PLM International, Inc., PLM Rental, Inc., PLM Transportation Equipment Corporation, TEC AcquiSub, Inc., PLM Financial Services, Inc., Professional Lease Management Income Fund I, L.L.C., PLM Equipment Growth Fund I through VI, PLM Equipment Growth and Income Fund VII, and Marubeni America Corporation dated September 30, 2000, incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2000.

10.34 Transition Services and Employment Agreement dated January 5, 2001 between PLM International, Inc. and Stephen M. Bess, incorporated by reference to Schedule 14D-9/A filed with the Securities and Exchange Commission on February 6, 2001.

10.35 Transition Services and Employment Agreement dated January 5, 2001 between PLM International, Inc. and Richard K Brock, incorporated by reference to Schedule 14D-9/A filed with the Securities and Exchange Commission on February 6, 2001.

10.36 Transition Services, Employment and Consulting Agreement dated January 5, 2001 between PLM International, Inc. and Susan C. Santo, incorporated by reference to Schedule 14D-9/A filed with the Securities and Exchange Commission on February 6, 2001.

23.2     Independent  Auditors'  Report  on  Financial  Statement  Schedule  and
         Consent

24.1     Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 29, 2001           PLM International, Inc.



                                By:   /s/ Stephen M. Bess
                                      -------------------------------------
                                      Stephen M. Bess
                                      President, and
                                      Chief Executive Officer

                                By:   /s/ Richard K Brock
                                      -------------------------------------
                                      Richard K Brock
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.


*                             Director                    March 29, 2001
---------------------------
Robert N. Tidball

*                             Director                    March 29, 2001
---------------------------
Gary D. Engle

*                             Director                    March 29, 2001
---------------------------
James A. Coyne

*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                            /s/ Susan C. Santo
                                            ------------------------------------
                                            Susan C. Santo
                                            Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))

Description                                                                 Page

Independent Auditors' Report                                                  29

Consolidated Statements of Income for Years Ended
  December 31, 2000, 1999, and 1998                                           30

Consolidated Balance Sheets as of December 31, 2000 and 1999                  31

Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income for Years Ended December 31,
  2000, 1999, and 1998                                                        32

Consolidated Statements of Cash Flows for Years
  Ended December 31, 2000, 1999, and 1998                                  33-34

Notes to Consolidated Financial Statements                                 35-53

Schedule II Valuation and Qualifying Accounts                                 54

Independent Auditors' Report on Financial Statement Schedule and Consent      55

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 20 to the financial statements, MILPI Acquisition Corp. completed its cash tender offer for the outstanding common stock of the Company on February 7, 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
MARCH 12, 2001

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31,
               (in thousands of dollars, except per share amounts)

                                                                    2000        1999        1998
                                                                  --------    --------    --------
Revenues
Operating lease income                                            $  1,810    $  1,194    $  2,269
Management fees (Note 1)                                             7,043       7,332       8,363
Partnership interests and other fees (Note 1)                        1,037         346         459
Acquisition and lease negotiation fees (Note 1)                        624       1,354       3,253
Gain (loss) on disposition of assets, net                             (416)       --         1,432
Other                                                                1,453       1,358       3,023
                                                                  --------    --------    --------
  Total revenues                                                    11,551      11,584      18,799
                                                                  --------    --------    --------

Costs and expenses
Operations support (Notes 10 and 13)                                 2,136       2,474       7,014
Depreciation and amortization (Note 1)                                 885         385       1,056
General and administrative (Notes 10 and 13)                         6,851       5,224       6,082
                                                                  --------    --------    --------
  Total costs and expenses                                           9,872       8,083      14,152
                                                                  --------    --------    --------

Operating income                                                     1,679       3,501       4,647

Interest expense (Notes 7 and 8)                                    (1,756)     (2,261)     (2,072)
Interest income                                                      1,512         343         941
Other income (expenses), net                                        (1,333)        721         473
                                                                  --------    --------    --------
  Income before income taxes                                           102       2,304       3,989

Provision for income taxes (Note 9)                                     39         891       1,605
                                                                  --------    --------    --------

  Net income from continuing operations                                 63       1,413       2,384

Income from operations of discontinued operations, net of tax
  (Note 2)                                                             210       1,743       2,473
Gain (loss) on disposition of discontinued operations,
  net of tax (Note 2)                                                4,990        (550)       --
                                                                  --------    --------    --------

    Net income before cumulative effect of accounting change         5,263       2,606       4,857

Cumulative effect of accounting change, net of tax (Note 19)          --          (250)       --
                                                                  --------    --------    --------
    Net income to common shares                                   $  5,263    $  2,356    $  4,857
                                                                  ========    ========    ========

Basic earnings per weighted-average common share outstanding:
    Income from continuing operations                             $   0.01    $   0.17    $   0.29
    Income from discontinued operations                               0.03        0.22        0.29
    Gain (loss) on disposition of discontinued operations             0.66       (0.07)       --
    Cumulative effect of accounting change                            --         (0.03)       --
                                                                  --------    --------    --------
                                                                  $   0.70    $   0.29    $   0.58
                                                                  ========    ========    ========
Diluted earnings per weighted-average common share outstanding:
    Income from continuing operations                             $   0.01    $   0.17    $   0.28
    Income from discontinued operations                               0.03        0.22        0.29
    Gain (loss) on disposition of discontinued operations             0.65       (0.07)       --
    Cumulative effect of accounting change                            --         (0.03)       --
                                                                  --------    --------    --------
                                                                  $   0.69    $   0.29    $   0.57
                                                                  ========    ========    ========

       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,
                 (in thousands of dollars, except share amounts)
                                     ASSETS

                                                                            2000       1999
                                                                          --------    --------
Cash and cash equivalents                                                 $  5,874    $  2,089
Receivables (net of allowance for doubtful accounts of $0.1 million and
  $0.2 million as of December 31, 2000 and 1999, respectively)               1,045       2,504
Receivables from affiliates (Note 3)                                         1,207       2,962
Net assets of discontinued operations (Note 2)                                --        52,201
Equity interest in affiliates (Note 3)                                      15,753      18,145
Assets held for sale (Note 4)                                               10,250        --
Restricted cash and cash equivalents (Note 5)                                2,530       1,766
Other assets, net (Note 6)                                                   3,748       5,058
                                                                          --------    --------
    Total assets                                                          $ 40,407    $ 84,725
                                                                          ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Senior secured notes (Note 8)                                             $   --      $ 20,679
Payables and other liabilities                                              15,909       6,007
Deferred income taxes (Note 9)                                               8,885       8,626
                                                                          --------    --------
  Total liabilities                                                         24,794      35,312

Commitments and contingencies (Note 10)                                       --          --

Shareholders' equity (Note 11)
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of December 31, 2000 and 1999)              --          --
Common stock ($0.01 par value, 50.0 million shares
  authorized, and 7,554,510 and 7,675,410 shares
  issued and outstanding as of December 31, 2000
  and 1999, respectively)                                                      112         112
Paid-in capital, in excess of par                                           37,547      75,059
Treasury stock (4,481,245 and 4,360,345 shares as of December
  31, 2000 and 1999, respectively)                                         (19,875)    (18,324)
Accumulated deficit                                                         (2,171)     (7,434)
                                                                          --------    --------
  Total shareholders' equity                                                15,613      49,413
                                                                          --------    --------
    Total liabilities and shareholders' equity                            $ 40,407    $ 84,725
                                                                          ========    ========

       See accompanying notes to these consolidated financial statements.

                                                       PLM INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                            Years Ended December 31, 2000, 1999, and 1998
                                                      (in thousands of dollars)


                                                   Common Stock                       Accumulated
                                        -----------------------------------            Deficit &
                                                     Paid-in                          Accumulated
                                                    Capital in                            Other                          Total
                                          At          Excess           Treasury       Comprehensive    Comprehensive   Shareholders'
                                          Par         of Par            Stock            Income           Income         Equity
                                        --------------------------------------------------------------------------------------------
  Balances, December 31, 1997            $ 112      $   74,650         $ (13,435)      $ (14,779)                        $ 46,548
Comprehensive income:
  Net income                                                                               4,857          $  4,857          4,857
  Other comprehensive loss:
    Foreign currency translation
      income                                                                                 132               132            132
                                                                                                          --------
    Total comprehensive income                                                                               4,989
                                                                                                          ========
Exercise of stock options                                  218               211                                              429
Common stock purchases                                                    (2,059)                                          (2,059)
Reissuance of treasury stock, net                           79               211                                              290
                                         -------------------------------------------------------                         --------
  Balances, December 31, 1998              112          74,947           (15,072)         (9,790)                          50,197

Comprehensive income:
  Net income                                                                               2,356             2,356          2,356
                                                                                                          ========
Exercise of stock options                                   11               591                                              602
Common stock purchases                                                    (3,951)                                          (3,951)
Reissuance of treasury stock, net                          101               108                                              209
   Balances, December 31, 1999             112          75,059           (18,324)         (7,434)                          49,413
                                         -------------------------------------------------------                         --------
Comprehensive income:
  Net income                                                                               5,263          $  5,263          5,263
                                                                                                          ========
Exercise of stock options                                 (289)            1,037                                              748
Common stock purchases                                                    (2,588)                                          (2,588)
Liquidating distribution                               (37,223)                                                           (37,223)
                                         -------------------------------------------------------                         --------
   Balances, December 31, 2000           $ 112      $   37,547         $ (19,875)      $  (2,171)                        $ 15,613
                                         =======================================================                         ========


                              See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)
                                                                      2000        1999       1998
                                                                    --------    --------    --------
Operating activities
Net income from continuing operations                               $     63    $  1,413    $  2,384
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                        885         385       1,056
    Foreign currency translation                                        --          --           (80)
    Loss (gain) on the sale or disposition of assets, net                416        --        (1,432)
    Loss on revaluation of equipment                                     201        --          --
    Gain on disposition of discontinued operations, net of tax        (4,990)       --          --
    Loss on sale of investment in subsidiary                            --          --           245
    Equity income of managed programs                                 (1,742)       --          --
    Deferred income tax                                               (1,217)        617      (3,022)
    Undistributed residual value interests                              --           958       1,057
    Minority interest in net loss of subsidiaries                       --          --          (100)
    Increase (decrease) in payables and other liabilities             10,330      (2,313)     (2,092)
    Decrease (increase) in receivables and receivables from
      Affiliates                                                       4,068        (292)      1,851
    Amortization of organization and offering costs                      896       3,485       2,839
    Decrease (increase) in other assets                                1,894        (434)        469
                                                                    --------    --------    --------
      Cash provided by operating activities of
         continuing operations                                        10,804       3,819       3,175
      Cash provided by operating activities of discontinued
         operations                                                   14,643      17,104      14,695
      Cumulative effect of accounting change                            --           250        --
                                                                    --------    --------    --------
       Net cash provided by operating activities                      25,447      21,173      17,870

Investing activities

Cash distribution from managed programs                                3,839        --          --
Principal payments received on finance leases                            279         281         225
Purchase of property, plant, and equipment                                (9)       (249)       (141)
Purchase of transportation equipment and capital improvements        (24,250)    (21,762)    (33,177)
Proceeds from the sale of transportation equipment held for lease       --          --         4,071
Proceeds from the sale of assets held for sale                        14,000      21,805      25,328
Proceeds from sale of subsidiaries, net of transaction costs          99,847        --          --
Sale of investment in subsidiary                                        --          --           176
(Increase) decrease in restricted cash and cash equivalents             (764)        380        (392)
Cash provided by (used in) investing activities of
  discontinued operations                                              5,087     (48,212)    (61,743)
                                                                    --------    --------    --------
  Net cash provided by (used in) investing activities                 98,029     (47,757)    (65,653)
                                                                    --------    --------    --------

                                                                                           (continued)

       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)

(continued)

                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Financing activities
Borrowings under warehouse credit facility                $  10,200    $  46,608    $  22,990
Repayment of warehouse credit facility                      (10,200)     (46,608)     (22,990)
Borrowings of senior secured notes                             --           --         10,000
Repayment of senior secured notes                           (20,679)      (7,520)      (5,644)
Repayment of senior secured loan                               --           (625)        --
Borrowings of other secured debt                               --           --            329
Repayment of other secured debt                                --           --           (270)
Purchase of stock                                            (2,588)      (3,951)      (2,059)
Proceeds from exercise of stock options                         320          602          429
Liquidating distribution                                    (37,223)        --           --
Cash used in (provided by) financing activities of
  discontinued operations                                   (59,521)      31,381       48,560
                                                          ---------    ---------    ---------
  Net cash (used in) provided by financing activities      (119,691)      19,887       51,345
                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents          3,785       (6,697)       3,562
Cash and cash equivalents at beginning of year                2,089        8,786        5,224
                                                          ---------    ---------    ---------
    Cash and cash equivalents at end of year              $   5,874    $   2,089    $   8,786
                                                          =========    =========    =========

Supplemental information

Net cash paid for interest from continuing operations     $   1,904    $   2,542    $   2,085
                                                          =========    =========    =========
Net cash paid for interest from discontinued operations   $   4,939    $  11,962    $  11,969
                                                          =========    =========    =========
Net cash paid for income taxes                            $   1,205    $     331    $   1,656
                                                          =========    =========    =========

       See accompanying notes to these consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements contain all necessary adjustments, consisting primarily of normal recurring accruals, to present fairly the results of operations, financial position, changes in shareholders' equity and comprehensive income, and cash flows of PLM International, Inc. and its wholly and majority owned subsidiaries (PLM International, the Company, or PLMI). All significant intercompany transactions among the consolidated group have been eliminated.

PLM International is an equipment management company specializing in the leasing of transportation equipment. The Company specializes in creating equipment leasing solutions for domestic and international customers.

On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation for MILPI Acquisition Corporation to commence an offer to purchase all outstanding common stock for a price of $3.46 per share. On February 7, 2001, the Company announced that MILPI Acquisition Corp. completed its cash tender offer for the outstanding common stock of the Company at $3.46 per share. MILPI acquired 83% of the common shares outstanding of PLM International through the tender. MILPI will complete its acquisition of PLM International by effecting a merger of MILPI into PLM International under Delaware law. The merger is expected to be completed when MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to occur in the first half of 2001.

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

As compensation for organizing a partnership investment program, the Company was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. (FSI) is the General Partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements. Capital contributions in excess of the equity interest are considered goodwill and are amortized through the life of the program.

The Company is entitled to reimbursement from the investment programs for providing certain administrative services.

Investment in and Management of Limited Liability Company

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC (Fund I), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to the Company for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. The Company funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. The Company has equity interest of 15% for its contribution to the fund. Costs funded in excess of 15% interest are considered goodwill and are amortized through the end of the program.

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

Leasing Operations

PLM International's owned transportation leasing assets consisted primarily of trailers on operating leases. The Company's commercial and industrial subsidiary leasing operations consisted of operating and direct finance leases on a variety of equipment including point-of-sale, computer, communications, manufacturing, and materials-handling equipment. Equipment held for operating lease was depreciated over its estimated useful life. Rental payments were recorded as revenue over the lease term as earned.

Under the direct finance lease method of accounting, the leased asset is recorded as an investment in direct finance leases and represents the minimum net lease payments receivable, includes third-party guaranteed residuals, plus the unguaranteed residual value of the equipment, less unearned income. Rental payments consist of principal and interest on the lease, principal payments reduce the investment in the finance lease, and the interest is recorded as revenue over the lease term.

Equipment

Trailer and commercial and industrial equipment held for operating lease were stated at cost. Depreciation was computed on the straight-line method down to the equipment's estimated salvage value, utilizing the following estimated useful lives in years: trailers, 10 to 12; and commercial and industrial equipment, 1 to 7. Salvage values for trailer equipment were 20% of original equipment cost. Salvage values for commercial and industrial equipment varied according to the type of equipment.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the carrying value of its equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of the equipment, a loss on revaluation is recorded for operating leases or as a reduction to finance lease income if the assets were on finance lease. Total reductions to the carrying value of equipment were $0.2 million in 2000. No reductions to the carrying value of equipment were required during 1999 and 1998.

The Company classifies assets as held for sale when management has committed to a plan to dispose of the asset, whether by sale or abandonment. Equipment held for sale is valued at the lower of depreciated cost or estimated fair value less cost to sell.

Repairs and maintenance costs are usually the obligation of the Company. Repair and maintenance expenses were $44,000, $0, and $1.0 million for 2000, 1999, and 1998, respectively.

Institutional Programs

The Company earned revenues in connection with lease originations and servicing equipment leases for institutional programs, which were managed by American Finance Group, Inc. (AFG), the Company's commercial and industrial equipment leasing subsidiary. Acquisition fees were earned through the purchase and initial lease of equipment, and were recognized as revenue when the Company completed substantially all of the services required in earning the fees, typically when binding commitment agreements were signed. Management fees were earned for servicing the equipment portfolios and leases as provided for in various agreements, and were recognized as revenue over time as they were earned. AFG was sold on March 1, 2000.

Earnings Per Weighted-Average Common Share

Basic  earnings  per common  share was computed by dividing net income to common shares by the  weighted-average  number of shares outstanding during the period.
The computation of diluted  earnings per share was similar to the computation of basic earnings per share,  except for the inclusion of all potentially  dilutive common shares.  Basic and diluted earnings per share are presented below for the years ended December 31:
                                                                2000            1999             1998
                                                               -------         -------          -------
                                                           (in thousands of dollars, except per share data)
Basic:
    Net income from continuing operations                      $    63         $ 1,413          $ 2,384
    Net income (loss) from discontinued operations                 210           1,743            2,473
    Gain (loss) on disposition of discontinued operations        4,990            (550)            --
    Cumulative effect of accounting change                        --              (250)            --
                                                               -------         -------          -------
    Net income to common shares                                $ 5,263         $ 2,356          $ 4,857
                                                               =======         =======          =======
  Shares:
    Weighted-average number of common shares outstanding         7,568           8,025            8,325
      basic earnings per common share:
    Income from continuing operations                             0.01            0.17             0.29
    Net income from discontinued operations                       0.03            0.22             0.29
    Gain (loss) on disposition of discontinued operations         0.66           (0.07)            --
    Cumulative effect of accounting change                        --             (0.03)            --
                                                               -------         -------          -------
    Net income to common shares                                $  0.70         $  0.29          $  0.58
                                                               =======         =======          =======
Diluted:
    Net income from continuing operations                      $    63         $ 1,413          $ 2,384
    Net income from discontinued operations                        210           1,743            2,473
    Gain (loss) on disposition of discontinued operations        4,990            (550)            --
    Cumulative effect of accounting change                        --              (250)            --
                                                               -------         -------          -------
    Net income to common shares                                $ 5,263         $ 2,356          $ 4,857
                                                               =======         =======          =======
  Shares:
    Weighted-average number of common shares outstanding         7,568           8,025            8,325
      potentially dilutive common shares                            87              99              155
                                                               -------         -------          -------
    Total shares                                                 7,655           8,124            8,480
    Diluted earnings per weighted-average common share:
    Income (loss) from continuing operations                      0.01            0.17             0.28
    Net income from discontinued operations                       0.03            0.22             0.29
    Gain (loss) on disposition of discontinued operations         0.65           (0.07)            --
    Cumulative effect of accounting change                        --             (0.03)            --
                                                               -------         -------          -------
    Net income to common shares                                $  0.69         $  0.29          $  0.57
                                                               =======         =======          =======

Income Taxes

The Company recognizes income tax expense using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain accruals for financial statement and income tax reporting purposes.

Intangibles

Intangibles consist primarily of goodwill related to the investment programs, loan fees, and lease origination costs. They are reported at the lower of net amortized cost or fair value and are generally included on the balance sheet in other assets, net. Lease origination costs related to finance leases are reported as investment in finance leases. Goodwill related to the investment programs is amortized over the life of the related program. The Company annually reviews the valuation of goodwill based on projected undiscounted future cash flows. Loan fees are amortized over the life of the related loan. Software is amortized over three to five years from the acquisition date. Lease origination costs are amortized over the life of the related lease.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less as cash equivalents.

Comprehensive Income

The Company discloses its foreign currency translation gain as a component of comprehensive income on a gross basis, because it relates to a foreign investment permanently invested outside of the United States.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current year's presentation.

Discontinued Operations

The Company's commercial and industrial equipment subsidiary (AFG) and trailer leasing operations are accounted for as a discontinued operations and prior periods have been restated. AFG was sold on March 1, 2000 and trailer leasing was sold on September 30, 2000.

2.   DISCONTINUED OPERATIONS

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. The Company received $32.2 million for AFG. Taxes and transaction costs related to the sale were $3.9 million resulting in net proceeds to the Company of $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

On May 24, 2000, the Company signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities. PLM shareholders approved the transaction on August 25, 2000. For the sale of the Company's trailer assets, the Company received $69.2 million for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

Net income (loss) from  discontinued  operations for the year ended December 31,
2000, 1999 and 1998 are as follows (in thousands of dollars):
                                           2000                             1999                                 1998
                             --------------------------------- ---------------- ---------------  -----------------------------------
                                Trailer                         Trailer                             Trailer
                                Leasing    AFG       Total      Leasing      AFG        Total       Leasing      AFG        Total
                             --------------------------------- --------------------------------- -----------------------------------
Revenues                       $ 25,470  $  4,076   $ 29,546   $ 25,681    $ 26,293    $ 51,974    $ 11,321    $ 26,958    $ 38,279
Costs and expenses              (21,866)   (2,212)   (24,078)   (20,990)    (14,705)    (35,695)    (10,723)    (11,615)    (22,338)
                               --------  --------   --------   --------    --------    --------    --------    --------    --------
Operating income                  3,604     1,864      5,468      4,691      11,588      16,279         598      15,343      15,941
Interest expense, net            (3,148)   (1,655)    (4,803)    (3,163)     (9,313)    (12,476)     (1,754)    (10,277)    (12,031)
Other expense                        (4)     --           (4)      --          (975)       (975)       --          --          --
                               --------  --------   --------   --------    --------    --------    --------    --------    --------
Net income (loss) from
  discontinued operations
  before income taxes               452       209        661      1,528       1,300       2,828      (1,156)      5,066       3,910
Provision for (benefit
  from) income tax                  171        80        251        596         489       1,085        (451)      1,888       1,437
Net income previously accrued
  as a component of loss on a
  discontinued operation           --        (200)      (200)      --          --          --          --          --          --
                               --------  --------   --------   --------    --------    --------    --------    --------    --------
Net income (loss) from
  discontinued operations      $    281  $    (71)  $    210   $    932    $    811    $  1,743    $   (705)   $  3,178    $  2,473
                               ========  ========   ========   ========    ========    ========    ========    ========    ========
Gain (loss) on disposition
  of discontinued operations   $  4,990  $   --     $  4,990   $   --      $   (550)   $   (550)   $   --      $   --      $   --
                               ========  ========   ========   ========    ========    ========    ========    ========    ========

Net assets of discontinued operations on the balance sheet as of December 31, 1999 are as follow (in thousands of dollars) :

                                                         1999
                                         ---------------------------------------
                                           Trailer
                                           Leasing        AFG          Total
                                         ---------------------------------------

 Cash and cash equivalents               $      --     $     382     $     382
 Restricted cash                                46         7,380         7,426
 Receivables                                 5,933         2,330         8,263
 Investment in direct finance leases            --       123,632       123,632
 Loan receivables                               --        28,115        28,115
 Equipment held for leases, net             81,907        23,464       105,371
 Other assets, net                             797         1,895         2,692
 Warehouse credit facility                      --       (38,240)      (38,240)
 Senior debt                                (8,824)           --        (8,824)
 Other secured debt                        (50,697)           --       (50,697)
 Nonrecourse securitized debt                   --      (106,485)     (106,485)
 Payables and other liabilities             (2,438)       (5,382)       (7,820)
 Deferred income taxes                      (5,513)       (6,101)      (11,614)
                                        ----------------------------------------
 Net assets of discontinued operations   $  21,211    $   30,990     $  52,201
                                        ========================================

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

The summarized combined financial data for FSI's affiliates as of and for the years ended December 31, are as follows (in thousands of dollars):

                                                              2000       1999
                                                            --------    --------
Financial position:
  Cash and receivables                                      $ 46,126    $ 40,129
  Transportation equipment and other assets,
    net of accumulated depreciation of $265,473
    in 2000 and $350,501 in 1999                             212,669     327,527
                                                            --------    --------
      Total assets                                           258,795     367,656

    Less liabilities, primarily long-term financings          91,365     118,409
                                                            --------    --------
        Partners' equity                                    $167,430    $249,247
                                                            ========    ========

Equity interest in affiliates:
  PLM International's share                                 $ 12,512    $ 14,008
  Goodwill, net of accumulated amortization                    3,241       4,137
                                                            --------    --------
Equity interest in affiliates                               $ 15,753    $ 18,145
                                                            ========    ========

                                                          2000         1999        1998
                                                        ---------    ---------    ---------
Operating results:
    Revenue from equipment leases and other             $ 135,250    $ 165,682    $ 163,100
    Depreciation                                          (47,031)     (55,827)     (78,572)
    Equipment operating expenses                          (11,566)     (14,605)     (13,852)
    Repairs and maintenance expenses                      (16,153)     (20,863)     (22,553)
    Interest expense                                       (6,635)      (8,938)     (10,917)
    Minority interests                                      2,206       (8,403)        (714)
    Other costs and expenses                              (17,578)     (16,387)      (7,530)
    Reduction in carrying value of certain assets            (682)     (10,397)      (4,276)
    Cumulative effect of accounting change                   --           (132)        --
                                                        ---------    ---------    ---------
        Net income                                      $  37,811    $  30,130    $  24,686
                                                        =========    =========    =========
   PLM International's share of partnership interests
        and other fees (net of related expenses)        $   1,037    $     346    $     459
                                                        =========    =========    =========
    Distributions received                              $   3,839    $   4,448    $   4,883
                                                        =========    =========    =========

Most of the investment program agreements contain provisions for special allocations of the programs gross income.

While none of the partners or members, including the General Partner and manager, are liable for programs borrowings, and while the General Partner or manager maintains insurance against liability for bodily injury, death, and property damage for which an investment program may be liable, the General Partner or manager may be contingently liable for nondebt claims against the program that exceed asset values.

4.   ASSETS HELD FOR SALE

As of December 31, 2000, the Company had $10.3 million in marine containers that were assets held for sale. As of December 31, 1999, the Company had no assets held for sale.

During 2000, the Company purchased $24.3 million of marine containers and subsequently sold $14.0 million of these marine containers to affiliated programs at cost, which approximated their fair market value. During 1999, the Company purchased and sold $21.8 million in marine containers to affiliated programs at cost, which approximated their fair market value.

5.   RESTRICTED CASH

Restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan and other legally binding agreements. The Company's senior notes required virtually all management fees, acquisition and lease negotiation fees, data processing fees, and partnership distributions to be deposited into a collateral bank account, to the extent required to meet certain debt requirements or to reduce the outstanding note balance (refer to Note 8). All of the cash was released quarterly when the principal and interest payments were made. The Company's agreement to be purchased by MILPI Acquisition Corp. required the Company to place $1.7 million into an escrow account as of December 31, 2000. Restricted cash as of December 31, 2000 includes $0.8 million provided for the Company's obligations under the deferred compensation agreements (see Note 10).

6.   OTHER ASSETS, NET

Other  assets,  net consists of the following as of December 31 (in thousands of dollars):
                                                                                  2000            1999
                                                                             -------------   -------------
Cash surrender value of officers' life insurance policies                    $     1,997     $      1,671
Commercial and industrial equipment, net                                             950               --
Prepaid expenses, deposits, and other                                                559              417
Furniture, fixtures, and equipment, net of accumulated
  depreciation of $1,898 and $1,563 in 2000 and 1999, respectively                   242              577
Investments                                                                           --              495
Finance lease receivable                                                              --            1,801
Loan fees, net of accumulated amortization of -$135 in 1999                           --               97
                                                                             -------------   -------------
    Total other assets, net                                                  $     3,748     $      5,058
                                                                             =============   =============

7.   WAREHOUSE CREDIT FACILITY

The Company had a $9.5 million warehouse facility, which was shared with PLM Equipment Growth Fund VI (Fund VI), PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC, that allowed the Company to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Company. All borrowings under this facility were guaranteed by the Company. This facility expired on September 30, 2000. The Company is currently negotiating with a new lender for a $15.0 million warehouse facility with similar terms. The Company believes this facility will be completed in the first half of 2001.

8.   LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following as of December 31 (in thousands of dollars):


                                                                                                2000                 1999
                                                                                          -----------------   -----------------
Senior secured notes:
   Institutional  notes,  bearing  interest at LIBOR plus 2.40% per annum (9.16%
   and 8.47% as of  December  31,  2000 and 1999,  respectively),  interest  and principal payments due quarterly, secured by management fees, acquisition and lease negotiation fees, data processing fees, partnership distributions,  and cash in a cash collateral account.

                                                                                               $  --                 $  20,679


During 2000, the Company made four regular principal payments totaling $7.5 million. In the fourth quarter of 2000, the Company made a repayment of $13.2 million to prepay the senior secured notes and the Company incurred a prepayment penalty of $0.1 million related to this prepayment.

9.   INCOME TAXES

The provision for (benefit from) income taxes attributable to income from operations consists of the following (in thousands of dollars):

                                                                    2000
                                                -------------------------------------------
                                                   Federal         State         Total
                                                -------------------------------------------
Current                                         $    11,296     $     3,267  $     14,563
Deferred                                            (10,787)           (568)      (11,355)
                                                -------------------------------------------
Total                                                   509           2,699         3,208
Allocated to discontinued operations                    478           2,691         3,169
                                                -------------------------------------------
Continuing Operations                           $        31     $         8   $        39
                                                ===========================================

                                                                    1999
                                                -------------------------------------------
                                                   Federal         State         Total
                                                -------------------------------------------
Current                                         $        --     $        --  $         --
Deferred                                              1,625             200         1,825
                                                -------------------------------------------
Total                                                 1,625             200         1,825
                                                -------------------------------------------
Allocated to discontinued operations                    967             118         1,085
Allocated to accounting change                         (135)            (16)         (151)
                                                -------------------------------------------
Continuing Operations                           $       793     $        98   $       891
                                                ===========================================

                                                                     1998
                                                -------------------------------------------
                                                    Federal          State        Total
                                                -------------------------------------------
Current                                         $        (575)    $       62  $       (513)
Deferred                                                3,296            259         3,555
                                                -------------------------------------------
Total                                                   2,721            321         3,042
Allocated to discontinued operations                    1,285            152         1,437
                                                -------------------------------------------
Continuing Operations                           $       1,436     $      169   $     1,605
                                                ===========================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:

                                                 2000       1999         1998
                                             ----------  -----------  ----------
Federal statutory tax expense rate               35%           34%         34%
State income tax rate                             4             3           3
Effect of foreign operations                     --             1           1
Reversal of excess accrual                       --            --          --
Abandonment of identifiable intangibles          --            --          --
Other                                            (1)            1           2
                                             ----------  -----------  ----------
    Effective tax expense (benefit) rate         38%           39%         40%
                                             ==========  ===========  ==========

There are no net operating loss carryforwards for federal income tax purposes as of December 31, 2000. Net operating loss carryforwards for federal income tax purposes amounted to $22.6 million as of December 31, 1999 for both continuing an discontinued operations. Alternative minimum tax credit carryforwards are $0.7 million for continuing operations and $5.5 million for both continuing and discontinued operations as of December 31, 2000 and 1999, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):

                                                                    2000       1999
                                                                  --------    --------
Deferred tax assets from continuing operations:
  Tax credit carryforwards                                        $    685    $  1,579
  State net operating loss carryforwards                              --           628
  Federal net operating loss carryforwards                            --         1,439
  Federal benefit of state taxes                                       683         508
  Other                                                                603         604
                                                                  --------    --------
    Total gross deferred tax assets                                  1,971       4,758
  Less valuation allowance                                            (978)       --
                                                                  --------    --------
  Net deferred tax assets                                              993       4,758

Deferred tax liabilities from continuing operations:
  Equipment, principally differences in depreciation                  (363)      7,513
  Partnership interests                                             10,240       2,664
  Other                                                                  1       3,207
                                                                  --------    --------
    Total deferred tax liabilities                                   9,878      13,384
                                                                  --------    --------

      Net deferred tax liabilities from continuing operations     $  8,885    $  8,626
      Net deferred tax liabilities from discontinued operations       --        11,614
                                                                  --------    --------
    Total net deferred tax liabilities                               8,885      20,240
                                                                  ========    ========

Management has reviewed all established interpretations of items reflected in its consolidated tax returns and believes that these interpretations require valuation allowances as described in SFAS No. 109, "Accounting for Income Taxes". The valuation allowance contained in the 2000 deferred tax asset account includes $0.7 million for tax credit carryforwards and $0.3 million for other deferred tax assets. There was no valuation allowance in 1999. As of December 31, 2000, the deferred taxes not provided on cumulative earnings of consolidated foreign subsidiaries that are designated as permanently invested were approximately $2.1 million. (See discussion in note 20 to the financial statements relative to future Internal Revenue Service examination.)

10.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

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

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unitholders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

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

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

Lease Agreements

The Company and its subsidiaries have entered into operating leases for office space. The Company's total net rent expense was $0.4 million, $0.4 million, and $0.6 million in 2000, 1999, and 1998, respectively. The portion of rent expense related to its principal office, net of sublease income of $1.0 million, $1.0 million, and $0.8 million, in 2000, 1999, and 1998, respectively, was $0.3 million, $0.3 million, and $0.5 million, in 2000, 1999, and 1998, respectively. The remaining rent expense was related to other office space and rental yard operations. The future rent expense related to discontinued operations is not material.

Annual lease commitments for all of the Company's locations total $0.8 million in 2001 and $0.1 million in 2002, 2003, 2004, and 2005.

Corporate Guarantee

As of December 31, 2000, the Company had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which the Company has a 10% ownership interest.

Employment Agreements

As of December 31, 2000, the Company has entered into employment agreements with 10 individuals that require the Company to pay a severance to these individuals ranging from six months to two years of their base salaries if their employment is terminated after a change in control as defined in the employee agreement. The Company's sale of its trailer assets was considered a change in control in these agreements. In addition, the Company would be required to pay for certain benefits of the employee for a similar period. As of December 31, 2000, the total future contingent liability for these payments was $2.2 million.

Other

The Company agreed to provide supplemental retirement benefits to seven current or former members of management. The benefits accrue over a maximum of 15 years and result in payments over 5 years based on the average base rate of pay during the 60-month period prior to retirement, as adjusted for length of participation in the program. All benefits under this program vested concurrent with the sale of the Company's trailer assets. After a change in control as defined in various agreements, this benefit becomes payable immediately at the request of the employee. Expenses for these arrangements were $0.3 million for 2000, 1999, and 1998. As of December 2000, the total estimated gross future obligation relating to the current participants is $2.7 million. The present value of such benefits is $2.4 million and is included in accrued liabilities.

The Company has life insurance policies on certain employees which had a $2.0 million cash surrender value as of December 31, 2000 and are included in other assets. These policies were held in a trust collateralizing the obligations under the supplemental retirement benefits.

11.  SHAREHOLDERS' EQUITY

Common Stock

In December 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company's common stock. During 1998, 63,360 shares were repurchased under this plan for a total of $0.4 million. During 1999, the Company purchased 666,779 shares under this program for a total of $4.0 million. During 2000, the Company purchased 98,246 shares of the Company's common stock for $0.7 million, which completed the $5.0 million common stock repurchase program. The Company purchased 828,325 shares under this plan for a total of $5.0 million.

In May 2000, the Company's Board of Directors' authorized the purchase of up to $10.0 million of the Company's common stock. During 2000, the Company purchased 261,654 shares of the Company's common stock for $1.9 million, under the $10.0 million common stock repurchase program. The Company does not anticipate any future repurchases under this program in the future.

The following table summarizes changes in common stock during 1999 and 2000:

                                            Issued                   Outstanding
                                            Common      Treasury       Common
                                            Shares       Shares        Shares
                                          ----------    ---------     ---------
  Shares as of December 31, 1998          12,035,755    3,875,836     8,159,919
Reissuance of treasury stock, net               --       (197,869)      197,869
Stock canceled                                  --         15,599       (15,599)
Stock repurchased                               --        666,779      (666,779)
                                          ----------    ---------     ---------
  Shares as of December 31, 1999          12,035,755    4,360,345     7,675,410
Reissuance of treasury stock, net               --       (239,000)      239,000
Stock repurchased                               --        359,900      (359,900)
                                          ----------    ---------     ---------
  Shares as of December 31, 2000          12,035,755    4,481,245     7,554,510
                                          ==========    =========     =========

Preferred Stock

PLM International has authorized 10.0 million shares of preferred stock at $0.01 par value, none of which were outstanding as of December 31, 2000 or December 31, 1999.

Liquidating Distribution

In November of 2000, the Company paid a $5.00 partial-liquidating distribution to the shareholders of record on October 22, 2000 from the proceeds of the sale of the trailer assets.

Stock Option Plans

Prior to 1998, the Company had two nonqualified stock options plans that reserved up to 780,000 shares of the Company's common stock for key employees and directors. Under these plans, the price of the shares issued under an option must be at least 85% of the fair market value of the common stock at the date of granting. All options currently outstanding under these plans are exercisable at prices equal to the fair market value of the shares at the date of granting. Vesting of options granted occurs in three equal installments of 33.3% per year, initiating from the date of the grant. As of December 31, 2000, grants could no longer be made under either the employee or director's plan.

In May 1998, the Company's Board of Directors adopted the 1998 Management Stock Compensation Plan, which reserved 800,000 shares (in addition to the 780,000 shares above) of the Company's common stock for issuance to certain management and key employees of the Company upon the exercise of stock options. During 1998, 500,000 nonqualified options were granted under this plan at $6.81 per share, which equaled 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the plan). In 2000, 50,000 shares were issued under this plan at $7.26 a share which equaled 110% of the average daily closing price of such shares on the American Stock Exchange for the 10 trading days immediately preceding the grant (as required by the plan). Vesting of options granted occurs in three equal installments of 33.3% per year, initiating from the date of the grant. The sale of the trailer assets of the Company was deemed a change in control in accordance with the terms of the 1998 Management Stock Compensation Plan and various employment agreements. Concurrent with this change in control, the shares granted in 1998 immediately vested.

In February 2000, the Company's Board of Directors adopted the 2000 Management Stock Compensation Plan, which reserved 70,000 shares with respect to which options may be granted under the 2000 Directors' Plan. In February 2000, each non-employee director of the Company was granted an option to purchase 8,000 shares of common stock under this Plan.

Concurrent with the $5.00 per share liquidating distribution, the exercise price of all outstanding stock options was reduced by $5.00 and compensation expense of $0.8 million was recognized. All remaining outstanding options will be accounted for under variable accounting method. Stock option transactions during 1998, 1999, and 2000 are summarized as follows:

                                                  Number of         Average
                                                  Options/        Option Price
                                                   Shares           Per Share
                                                   -------          --------
  Balance, December 31, 1997                       475,556          $   2.62
Granted                                            530,000              6.72
Canceled                                           (19,556)             3.25
Exercised                                          (56,500)             3.06
                                                   -------          --------
  Balance, December 31, 1998                       929,500          $   4.92
Granted                                             50,000              5.88
Canceled                                           (69,166)             5.98
Exercised                                         (143,000)             2.31
                                                   -------          --------
  Balance, December 31, 1999                       767,334          $   5.37
Granted                                            100,000              6.72
Canceled                                          (239,000)             2.77
Exercised                                         (133,334)             6.63
                                                   -------          --------
  Balance, December 31, 2000                       495,000          $   1.28
                                                   =======          ========

As of December 31, 2000, 1999, and 1998,  respectively,  351,666,  398,445,  and
337,500, of these options were exercisable.

The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

           Options outstanding:
             Range of exercise prices                        $0.25-$2.26
             Number outstanding, December 31, 2000               495,000
             Weighted-average exercise price                       $1.28

           Options exercisable:
             Range of exercise prices                        $0.25-$1.81
             Number exercisable, December 31, 2000               351,666
             Weighted-average exercise price                       $0.98


The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The fair value of each option grant is estimated on the date of the grant using an option-pricing model that computes the value of employee stock options consistent with FASB SFAS No.123. The following weighted-average assumptions were used for grants in 2000, 1999, and 1998, no dividend yield; expected lives of three years for the management plan and eight years for the director plan options; shorter-term adjustment of six years; expected volatility of 47% for all years; and risk-free interest rates of 5.46%, 6.48%, and 5.16%, respectively. The weighted-average fair market value per share of options granted during 2000, 1999, and 1998 was $0.74, $2.54, and $1.86, respectively.

Had compensation expense for the Company's stock-based compensation plans been recorded consistent with FASB SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands of dollars, except per share amounts):

                                                              2000            1999             1998
                                                         -----------------------------------------------
Net income                              As reported      $     5,263       $   2,356       $    4,857
                                        Pro forma              5,109           2,060            4,578

Basic earnings per share                As reported             0.70            0.29             0.58
                                        Pro forma               0.68            0.26             0.55

Diluted earnings per share              As reported             0.69            0.29             0.57
                                        Pro forma               0.67            0.25             0.54

12.  PROFIT SHARING AND 401(k) PLAN

The Company adopted the PLM International, Inc. Profit Sharing and 401(k) Plan (the Plan) effective as of February 1996. The Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of the Company in the United States. In 2000, employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan up to 9% of pretax salary or wages up to $10,500. The Company matched up to a maximum of $4,000 of employees' 401(k) contributions in 2000, 1999, and 1998 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions, net of forfeitures, were $0.3 million for 2000, 1999, and 1998, respectively.

During 2000, 1999, and 1998, the Company accrued discretionary profit-sharing contributions. Profit-sharing contributions are allocated equally among the number of eligible Plan participants. The Company's total profit-sharing expense was $0.1 million for 2000, 1999, and 1998.

13.  TRANSACTIONS WITH AFFILIATES

In addition to various fees payable to the Company or its subsidiaries (refer to Note 1), the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaling $2.6 million, $2.3 million, and $3.1 million in 2000, 1999, and 1998, respectively, have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid under normal business terms.

14.  RISK MANAGEMENT

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables from affiliated entities.

The Company places its temporary cash investments with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. The Company's involvement with the management of the receivables from affiliated entities limits the credit exposure from affiliated entities.

No single customer of the Company accounted for more than 10% of revenues for the years ended December 31, 2000, 1999, or 1998. As of December 31, 2000 and 1999, management believes the Company had no significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

15.  OPERATING SEGMENTS

The Company operates or operated in three operating segments:  the management of investment programs and other equipment leasing, trailer leasing, and commercial and industrial  equipment  leasing and  financing.  The management of investment programs and other  equipment  leasing segment  involves  managing the Company's syndicated  investment programs,  from which it earns fees and equity interests, and arranging  short-term to mid-term  operating leases of other equipment.  The
Company sold its commercial and industrial equipment leasing subsidiary on March
1, 2000 and its trailer leasing  operations on September 30, 2000.  Accordingly, these  segments  are  accounted  for as  discontinued  operations.  The  Company evaluates  the  performance  of each  segment  based  on  profit  or  loss  from operations  before  allocating  general  and  administrative  expenses,  certain operation support costs and income taxes. The following tables present a summary of the operating segments (in thousands of dollars):
                                                                 Commercial
                                                                    and       Management
                                                                 Industrial  of Investment
                                                                 Equipment     Programs
                                                                  Leasing     and Other
                                                      Trailer       and       Equipment
For the year ended December 31, 2000                  Leasing    Financing     Leasing     Other(1)      Total
                                                    ------------------------------------------------------------
Revenues
Lease revenue                                        $   --     $   --        $  1,810    $   --      $  1,810
Fees earned                                              --         --           8,704        --         8,704
Loss on disposition of equipment                         --         --            (416)       --          (416)
Other                                                    --         --           1,453        --         1,453
                                                     --------   ---------     --------    --------    --------
  Total revenues                                         --         --          11,551        --        11,551
                                                     --------   ---------     --------    --------    --------
Costs and expenses
Operations support                                       --         --           1,085       1,051       2,136
Depreciation and amortization                            --         --             885        --           885
General and administrative expenses                      --         --            --         6,851       6,851
                                                     --------   ---------     --------    --------    --------
  Total costs and expenses                               --         --           1,970       7,902       9,872
                                                     --------   ---------     --------    --------    --------
Operating income (loss)                                  --         --           9,581      (7,902)      1,679
Interest (expense) income, net                           --         --          (1,528)      1,284        (244)
Other expenses, net                                      --         --            (790)       (543)     (1,333)
                                                     --------   ---------     --------    --------    --------
  Income (loss) before income taxes                  $   --     $   --        $  7,263    $ (7,161)   $    102
                                                     ========   =========     ========    ========    ========

Income (loss) from discontinued operations, net of
  income taxes                                       $    281   $    (71)     $   --      $   --      $    210
                                                     ========   =========     ========    ========    ========

Gain on disposition of discontinued operations,
  net of income taxes                                $  4,990   $             $   --      $   --      $  4,990
                                                     ========   =========     ========    ========    ========

Total assets as of December 31, 2000                 $   --     $   --        $ 28,575    $ 11,832    $ 40,407
                                                     ========   =========     ========    ========    ========

--------------
1 Includes costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and interest income and certain other expenses.


15.  OPERATING SEGMENTS (continued)
                                                                 Commercial
                                                                    and       Management
                                                                 Industrial  of Investment
                                                                 Equipment     Programs
                                                                  Leasing     and Other
                                                      Trailer       and       Equipment
For the year ended December 31, 1999                  Leasing    Financing     Leasing     Other(1)      Total
                                                    ------------------------------------------------------------
Revenues
Lease revenue                                           $    --    $     --      $  1,194    $   --      $  1,194
Fees earned                                                  --          --         9,032        --         9,032
Other                                                        --          --         1,358        --         1,358
                                                        --------   ---------     --------    --------    --------
  Total revenues                                             --          --        11,584        --        11,584
                                                        --------   ---------     --------    --------    --------
Costs and expenses
Operations support                                           --          --         1,735         739       2,474
Depreciation and amortization                                --          --           385        --           385
General and administrative expenses                          --          --          --         5,224       5,224
                                                        --------   ---------     --------    --------    --------
  Total costs and expenses                                   --          --         2,120       5,963       8,083
                                                        --------   ---------     --------    --------    --------
Operating income (loss)                                      --          --         9,464      (5,963)      3,501
Interest (expense) income, net                               --          --        (2,261)        343      (1,918)
Other income (expenses), net                                 --          --           833        (112)        721
                                                        --------   ---------     --------    --------    --------
  Income (loss) before income taxes                     $    --    $     --      $  8,036    $ (5,732)   $  2,304
                                                        ========   =========     ========    ========    ========

Income from discontinued operations, net of
    income taxes                                        $    932   $     811     $   --      $   --      $  1,743
                                                        ========   =========     ========    ========    ========

Loss on disposition of discontinued operations, net of
    income taxes                                        $    --    $    (550)    $   --      $   --      $   (550)
                                                        ========   =========     ========    ========    ========

Cumulative effect of accounting change, net of
 income taxes                                           $    --    $    (250)    $   --      $   --      $   (250)
                                                        ========   =========     ========    ========    ========

Total assets as of December 31, 1999                    $ 21,211   $  30,990     $ 25,796    $  6,728    $ 84,725
                                                        ========   =========     ========    ========    ========


                                                                 Commercial
                                                                    and       Management
                                                                 Industrial  of Investment
                                                                 Equipment     Programs
                                                                  Leasing     and Other
                                                      Trailer       and       Equipment
For the year ended December 31, 1998                  Leasing    Financing     Leasing     Other(1)      Total
                                                    ------------------------------------------------------------

Revenues
Lease revenue                                           $    --    $     --      $  2,269    $   --      $  2,269
Fees earned                                                  --          --        12,075        --        12,075
Gain on disposition of assets, net                           --          --         1,432        --         1,432
Other                                                        --          --         3,023        --         3,023
                                                        --------   ---------     --------    --------    --------
  Total revenues                                             --          --        18,799        --        18,799
                                                        --------   ---------     --------    --------    --------
Costs and expenses
Operations support                                           --          --         4,731       2,283       7,014
Depreciation and amortization                                --          --         1,056        --         1,056
General and administrative expenses                          --          --          --         6,082       6,082
                                                        --------   ---------     --------    --------    --------
  Total costs and expenses                                   --          --         5,787       8,365      14,152
                                                        --------   ---------     --------    --------    --------
Operating income (loss)                                      --          --        13,012      (8,365)      4,647
Interest (expense) income, net                               --          --        (1,343)        212      (1,131)
Other income, net                                            --          --           473        --           473
                                                        --------   ---------     --------    --------    --------
  Income (loss) before income taxes                     $    --    $     --      $ 12,142    $ (8,153)   $  3,989
                                                        ========   =========     ========    ========    ========

Income (loss) from discontinued operations,
    net of income taxes                                 $   (705)  $   3,178     $   --      $   --      $  2,473
                                                        ========   =========     ========    ========    ========

Total assets as of December 31, 1998                    $ 18,894   $  32,930     $ 31,499    $ 12,236    $ 95,559
                                                        ========   =========     ========    ========    ========

--------------
1 Includes costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and interest income and certain other expenses.

16.  GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations follow:

Revenues from continuing operations for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands of dollars):

                                          2000            1999            1998
                                         -------         -------         -------

Domestic                                 $11,551         $11,584         $16,846
International                               --              --             1,953
                                         -------         -------         -------
    Total revenues                       $11,551         $11,584         $18,799
                                         =======         =======         =======

Long-lived assets from continuing operations as of December 31, 2000, 1999, and 1998 are as follows (in thousands of dollars):

                                          2000            1999            1998
                                         -------         -------         -------

Domestic                                 $18,897         $22,483         $26,515
International                                 73             535             814
                                         -------         -------         -------
    Total long-lived assets              $18,970         $23,018         $27,329
                                         =======         =======         =======

International operations are comprised primarily of international leasing, brokerage, and other activities conducted primarily through the Company's subsidiaries operated in Bermuda, Canada, and Australia (Australian operations were sold in August 1998).

17.  ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS

The Company estimates the fair value of it's financial instruments based on recent similar transactions the Company has entered into. The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands of dollars):

                                                 2000                1999
                                          ------------------  ------------------
                                          Carrying    Fair    Carrying    Fair
                                           Amount     Value    Amount     Value
                                           -------   -------   -------   -------
Financial assets:
  Restricted cash (Note 5)                 $ 2,530   $ 2,530   $ 1,766   $ 1,766
Financial liabilities:
  Senior secured notes (Note 8)               --        --      20,679    20,679

18.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly  results of operations for the years ended  December  31, 2000 and 1999 (in  thousands  of dollars,  except per share amounts):
                                                                            2000
                                            ------------------------------------------------------------------
                                               March          June        September     December
                                                31,           30,            30,           31,         Total
                                            ------------------------------------------------------------------
Revenue from continuing operations          $    2,499    $  2,235         $ 4,463      $  2,354      $11,551
Net income (loss) from continuing
  operations                                $      390    $    (88)        $   688      $   (927)     $    63
Income (loss) from discontinued
  operations                                      (309)        650            (509)          378          210
Gain from disposition of discontinued
  operations                                        --          --           4,785           205        4,990
                                            ------------------------------------------------------------------
Net income (loss) to common shares          $       81    $    562         $ 4,964      $   (344)     $ 5,263
                                            ==================================================================

Basic income per common share:
Net income (loss) from continuing
  operations                                      0.05       (0.01)           0.09         (0.12)        0.01
  Income (loss) from discontinued
  operations                                     (0.04)       0.08           (0.06)         0.05         0.03
Gain from disposition of discontinued
  operations                                        --          --            0.64          0.02         0.66
                                            ------------------------------------------------------------------
Net income (loss) to common shares          $     0.01    $   0.07         $  0.67      $  (0.05)      $ 0.70
                                            ==================================================================

Diluted income per common share:
Net income (loss) from continuing
  operations                                      0.05       (0.01)           0.09         (0.12)        0.01
Income (loss) from discontinued
  operations                                     (0.04)       0.08           (0.07)         0.06         0.03
Gain from disposition of discontinued
  operations                                        --          --            0.64          0.01         0.65
                                            ------------------------------------------------------------------
Net income (loss) to common shares          $     0.01    $   0.07        $   0.66      $  (0.05)     $  0.69
                                            ==================================================================


                                                                                1999
                                                 --------------------------------------------------------------------
                                                    March           June       September      December
                                                     31,             30,          30,            31,          Total
                                                 --------------------------------------------------------------------
Revenue from continuing operations               $    3,249     $   3,278     $    2,614     $    2,443   $   11,584

Net income (loss) from continuing
  operations                                     $      538     $     199     $      730     $      (54)  $    1,413
Income (loss) from discontinued operations             (228)          522            647            802        1,743
Loss on disposition of discontinued
  operations                                             --            --             --           (550)        (550)
Cumulative effect of accounting
  change                                               (250)           --             --             --         (250)
                                                 ---------------------------------------------------------------------
Net income to common shares                      $       60     $     721     $    1,377     $      198   $    2,356
                                                 =====================================================================

Basic income per common share:
  Net income (loss) from continuing
    operations                                   $     0.07     $    0.02     $     0.09     $    (0.01)  $     0.17
  Income (loss) from discontinued
    operations                                        (0.03)         0.07           0.08           0.10         0.22
  Loss on disposition of discontinued
    operations                                           --            --             --          (0.07)       (0.07)
  Cumulative effect of accounting
    change                                            (0.03)           --             --             --        (0.03)
                                                 ---------------------------------------------------------------------
Net income to common shares                      $     0.01     $    0.09     $     0.17     $     0.02   $     0.29
                                                 =====================================================================

Diluted income per common share:
  Net income (loss) from continuing
    operations                                   $     0.07     $    0.02     $     0.09     $    (0.01)  $     0.17
  Income (loss) from discontinued
    operations                                        (0.03)         0.07           0.08           0.10         0.22
  Loss on disposition of discontinued
    operations                                           --            --             --          (0.07)       (0.07)
  Cumulative effect of accounting
    change                                            (0.03)           --             --             --        (0.03)
                                                 ---------------------------------------------------------------------
Net income to common shares                      $     0.01     $    0.09     $     0.17     $     0.02   $     0.29
                                                 =====================================================================


During 2000, the Company recorded a gain of $5.0 million from disposition of discontinued operations.

19.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

20.   SUBSEQUENT EVENTS

On February 7, 2001, PLM International, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. MILPI acquired 83% of the common shares outstanding of PLM
International through the tender. MILPI will complete its acquisition of PLM International by effecting a merger of MILPI into PLM International under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001. Concurrent with the conclusion of the tender offer, the $1.7 million in restricted cash held in an escrow account was released to the Company.

During the first quarter of 2001, the Company sold marine containers of $10.3 million that were classified as assets held for sale as of December 31, 2000 to affiliated programs at cost, which approximated their fair market value.

In March 2001, the Internal Revenue Service notified the Company that it would conduct an audit regarding the Company's tax withholding of payments to foreign entities. The audit is scheduled to begin in June 2001 and relates to two partnerships in which the Company formerly held interests as the 100% direct and indirect owner. One audit relates to the years between 1997 and 1999, while the other audit relates to the years 1998 and 1999. Management believes that the positions taken on the withholding tax returns will be upheld by the Internal Revenue Service upon audit. If the Company's position is not upheld by the Internal Revenue Service, the foreign entities are legally obligated to indemnify the Company for any losses. If the Internal Revenue Service does not uphold the Company's position and the foreign entities do not honor the indemnification, the Company's financial condition, results of operations, and liquidity would be materially impacted.

                                                                     SCHEDULE II

                             PLM International, Inc.
                        Valuation and Qualifying Accounts

                   Year Ended December 31, 2000, 1999 and 1998
                            (in thousands of dollars)

                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $        243       $           --        $      (122)     $      121
                                           =======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $        240       $            3        $        --      $      243
                                           =======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $        204       $          110        $       (74)     $      240
                                           =======================================================================

                    INDEPENDENT AUDITORS' REPORT AND CONSENT

The Board of Directors and Shareholders
PLM International, Inc.

Under date of March 12, 2001, we reported on the consolidated balance sheets of PLM International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in Form 10-K. Such report notes that on February 7, 2001 MILPI Acquisition Corp. completed its cash tender offer for the outstanding common stock of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Valuation and Qualifying Accounts, in Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-379145) on Form S-8 of PLM International, Inc. of our reports dated March 12, 2001 and March 28, 2001, relating to the consolidated balance sheets of PLM International, Inc. as of December 31, 2000, and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, and related schedule, which report appears in the December 31, 2000, annual report on Form 10-K of PLM International, Inc.

San Francisco, California
March 28, 2001
                                          /s/ KPMG LLP

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS:

         That the undersigned does hereby constitute and appoint Stephen M. Bess, Richard K Brock and Susan Santo, jointly and severally, his true and lawful attorneys-in-fact, each with power of substitution, for him in any and all capacities, to do any and all acts and things and to execute any and all instruments which said attorneys, or any of them, may deem necessary or advisable to enable PLM International, Inc. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules and regulations thereunder, in connection with the preparation and filing with the Securities and Exchange Commission of annual reports on Form 10-K on behalf of PLM International, Inc., including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned, in any and all capacities, to such annual reports, to any and all amendments thereto, and to any and all documents or instruments filed as a part of or in connection therewith; and the undersigned hereby ratifies and confirms all that each of the said attorneys, or his substitute or substitutes, shall do or cause to be done by virtue hereof. This Power of Attorney is limited in duration until May 1, 2001 and shall apply only to the annual reports and any amendments thereto filed with respect to the fiscal year ended December 31, 2000.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 5th day of March, 2001.


                                                     /s/ Robert N. Tidball
                                                     ---------------------------
                                                     Robert N. Tidball

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS:

         That the undersigned does hereby constitute and appoint Stephen M. Bess, Richard K Brock and Susan Santo, jointly and severally, his true and lawful attorneys-in-fact, each with power of substitution, for him in any and all capacities, to do any and all acts and things and to execute any and all instruments which said attorneys, or any of them, may deem necessary or advisable to enable PLM International, Inc. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules and regulations thereunder, in connection with the preparation and filing with the Securities and Exchange Commission of annual reports on Form 10-K on behalf of PLM International, Inc., including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned, in any and all capacities, to such annual reports, to any and all amendments thereto, and to any and all documents or instruments filed as a part of or in connection therewith; and the undersigned hereby ratifies and confirms all that each of the said attorneys, or his substitute or substitutes, shall do or cause to be done by virtue hereof. This Power of Attorney is limited in duration until May 1, 2001 and shall apply only to the annual reports and any amendments thereto filed with respect to the fiscal year ended December 31, 2000.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 5th day of March, 2001.


                                                     /s/ James A. Coyne
                                                     ---------------------------
                                                     James A. Coyne

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS:

         That the undersigned does hereby constitute and appoint Stephen M. Bess, Richard K Brock and Susan Santo, jointly and severally, his true and lawful attorneys-in-fact, each with power of substitution, for him in any and all capacities, to do any and all acts and things and to execute any and all instruments which said attorneys, or any of them, may deem necessary or advisable to enable PLM International, Inc. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules and regulations thereunder, in connection with the preparation and filing with the Securities and Exchange Commission of annual reports on Form 10-K on behalf of PLM International, Inc., including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the undersigned, in any and all capacities, to such annual reports, to any and all amendments thereto, and to any and all documents or instruments filed as a part of or in connection therewith; and the undersigned hereby ratifies and confirms all that each of the said attorneys, or his substitute or substitutes, shall do or cause to be done by virtue hereof. This Power of Attorney is limited in duration until May 1, 2001 and shall apply only to the annual reports and any amendments thereto filed with respect to the fiscal year ended December 31, 2000.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 5th day of March, 2001.


                                                     /s/ Gary Engle
                                                     ---------------------------
                                                     Gary Engle