Form 10-K405/A
period 2000-12-31
PLM INTERNATIONAL INC
filed 2001-04-30
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 26, 2001 was $25,383,154.

         The number of shares outstanding of the issuer's classes of common stock as of April 26, 2001: Common Stock, $0.01 Par Value 7,554,510 shares

                            PLM INTERNATIONAL, INC.
                         2000 FORM 10-K/A ANNUAL REPORT
                               TABLE OF CONTENTS






                                                                            Page
                                                                            ----
                                     Part I

Item 1  Business                                                             2
Item 2  Properties                                                           6
Item 3  Legal Proceedings                                                    6
Item 4  Submission of Matters to a Vote of Security Holders                  7


                                     Part II

Item 5  Market for the Company's Common Equity and Related
          Stockholder Matters                                                8
Item 6  Selected Financial Data                                              9
Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10
Item 7A Quantitative and Qualitative Disclosures about
          Market Risk                                                       21
Item 8  Financial Statements and Supplemental Data                          21
Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               21


                                    Part III

Item 10 Directors and Executive Officers of the Company                     22
Item 11 Executive Compensation                                              23
Item 12 Security Ownership of Certain Beneficial Owners
          and Management                                                    29
Item 13 Certain Relationships and Related Transactions                      30


                                     Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          31

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

                                GRAPHIC OMITTED

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

                                     TABLE 2

                          EQUIPMENT AND RELATED ASSETS

                                December 31, 2000
                     (original cost in millions of dollars)

                                 Professional
                                    Lease            Equipment      Other
                                  Management          Growth       Investor
                                 Income Fund I        Funds        Programs         Total
                                 -------------        -----        --------         -----
Marine containers                    $  29             $   74       $ --            $103
Aircraft, aircraft engines,
and rotables                            35                174         --             209
Railcars                                20                119         44             183
Marine vessels                          29                105         --             134
Intermodal trailers                      7                 24         --              31
Other                                   12                 25          2              39
                                     -----             ------       ----            ----
Total                                $ 132             $  521       $ 46            $699
                                     =====             ======       ====            ====

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

ITEM 6.         SELECTED FINANCIAL DATA



                            Years ended December 31,
              (in thousands of dollars, except per share amounts)
                                                     2000          1999           1998            1997           1996
                                                  ---------------------------------------------------------------------------
Results of operations:
  Revenue                                         $   11,551     $   11,584     $    18,799     $    23,535     $   32,578
  Income from continuing operations
    before income taxes                                  102          2,304           3,989             492          2,918
  Net income from continuing operations                   63          1,413           2,384             869          3,430
  Net income from discontinued
    operations                                           210          1,743           2,473           3,798            665
  Gain (loss) on disposition of discontinued
    operations                                         4,990           (550)            --              --             --
  Net income before cumulative
    effect of accounting change                        5,263          2,606           4,857           4,667          4,095
  Cumulative effect of accounting change                  --           (250)            --              --             --
  Net income to common shares                          5,263          2,356           4,857           4,667          4,095
  Basic earnings per weighted-
    average common share outstanding:
  Income (loss) from continuing
    operations                                          0.01           0.17            0.29            0.10           0.34
    Income from discontinued operations                 0.03           0.22            0.29            0.41           0.07
    Gain (loss) from disposition of
       Discontinued operations                          0.66          (0.07)            --              --             --
    Cumulative effect of accounting change                --          (0.03)            --              --             --
    Net income to common shares                         0.70           0.29            0.58            0.51           0.41

Financial position:
  Total assets                                    $   40,407     $   84,725     $    95,559     $    93,969     $   92,967
  Senior secured notes                                     0         20,679          28,824          24,881         22,698
  Shareholders' equity                                15,613         49,413          50,197          46,548         46,320

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

Comparison of the Company's Operating Results for the Years Ended December 31, 2000 and 1999

The following analysis reviews the operating results of the Company:

Revenues


                                                   2000                   1999
                                              ----------------------------------
                                                  (in thousands of dollars)
Operating lease income                         $    1,810             $    1,194
Management fees                                     7,043                  7,332
Partnership interests and other fees                1,037                    346
Acquisition and lease negotiation fees                624                  1,354
Loss on disposition of assets, net                   (416)                   --
Other                                               1,453                  1,358
                                              ----------------------------------
  Total revenues                               $   11,551             $   11,584

The  fluctuations in revenues between
2000 and 1999 are summarized and explained below.

Operating lease income:


                                                   2000                   1999
                                              ----------------------------------
                                                  (in thousands of dollars)
Lease income from assets held for sale         $    1,247             $    1,155
Other                                                 563                     39
                                              ----------------------------------
  Total operating lease income                 $    1,810             $    1,194


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

Acquisition and lease negotiation fees:

During 2000, the Company on behalf of the EGF programs, purchased transportation and other equipment for $12.0 million compared to $51.7 million of transportation and other equipment during 1999, resulting in a $0.8 million decrease in acquisition and lease negotiation fees. The decrease was partially offset by an increase of $0.1 million in lease negotiation fees due to $0.1 million of lease negotiation fees were recorded in 2000 for an aircraft that was purchased in 1999. The lease of this aircraft started in June 2000. During 2000, the Company did not take acquisition and lease negotiation fees for a $2.2 million hushkit purchased for an affiliated program as the investment phase of this affiliated program is closed. In addition, the Company has reached certain fee limitations for another affiliated program per the partnership agreement. During 2000, the Company did not take lease negotiation fees for $14.0 million of the aircraft that was purchased in 1999. During 1999, the Company did not take acquisition and negotiation fees for $26.1 million of the equipment purchased for this program. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

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

Other Income and Expenses


                                         2000               1999
                                   -------------------------------------
                                          (in thousands of dollars)
Interest expense                   $     (1,756)         $     (2,261)
Interest income                           1,512                   343
Other income (expense), net              (1,333)                  721

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

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as  discontinued  operations and prior periods have been restated. Net income (loss) from discontinued  operations for 2000 and 1999 are as follows (in thousands of dollars):
                                                         2000                                  1999
                                         -------------------------------------- ----------------------------------
                                           Trailer                               Trailer
                                           Leasing        AFG          Total     Leasing       AFG        Total
                                         -------------------------------------- ------------------------------------
Revenues
Operating lease income                   $   24,312  $   1,841    $   26,153    $  24,561   $  10,714 $    35,275
Finance lease income                             --      1,650         1,650           --      10,500      10,500
Management fees                                 550        100           650          835         743       1,578
Partnership interests                           601         --           601          311          --         311
Gain (loss) on sale or disposition of           (35)        40             5          (49)      2,159       2,110
assets, net
Other                                            42        445           487           23       2,177       2,200
                                         -------------------------------------- ------------------------------------
  Total revenues                             25,470      4,076        29,546       25,681      26,293      51,974
                                         -------------------------------------- ------------------------------------

Costs and expenses
Operations support                           12,200        707        12,907       11,674       5,178      16,852
Depreciation and amortization                 7,653      1,505         9,158        7,712       9,527      17,239
General and administrative expenses           2,013         --         2,013        1,604          --       1,604
                                         -------------------------------------- ------------------------------------
  Total costs and expenses                   21,866      2,212        24,078       20,990      14,705      35,695
                                         -------------------------------------- ------------------------------------

Operating income                              3,604      1,864         5,468        4,691      11,588      16,279
Interest expense, net                        (3,148)    (1,655)       (4,803)      (3,163)     (9,313)    (12,476)
Other expense                                    (4)        --            (4)          --        (975)       (975)
                                         -------------------------------------- ------------------------------------
Net income  from discontinued operations
  before income taxes                           452        209           661        1,528       1,300       2,828
Provision for income tax                        171         80           251          596         489       1,085
Net income previously accrued as a
component
  of loss on a discontinued operation            --       (200)         (200)          --          --          --
                                         -------------------------------------- ------------------------------------
Net income  (loss) from discontinued     $      281  $     (71)   $      210    $     932   $     811 $     1,743
operations
                                         ====================================== ====================================

Gain (loss) on disposition of
discontinued operations,
  net of income tax                      $    4,990  $      --    $    4,990    $      --   $    (550)$      (550)
                                         ====================================== ====================================

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

Comparison of the Company's Operating Results for the Years Ended December 31, 1999 and 1998

The following analysis reviews the operating results of the Company:

Revenues


                                               1999                    1998
                                           -------------------------------------
                                                (in thousands of dollars)
Operating lease income                      $    1,194             $    2,269
Management fees                                  7,332                  8,363
Partnership interests and other fees               346                    459
Acquisition and lease negotiation fees           1,354                  3,253
Gain on disposition of assets, net                  --                  1,432
Other                                            1,358                  3,023
                                           -------------------------------------
  Total revenues                            $   11,584             $   18,799

The fluctuations in revenues between 1999 and 1998 are summarized and explained below.

Operating lease income:


                                              1999                   1998
                                          --------------------------------------
                                                (in thousands of dollars)
Lease income from assets held for sale     $    1,155             $      412
Intermodal trailers                                --                  1,706
Other                                              39                    151
                                          --------------------------------------
  Total operating lease income             $    1,194             $    2,269


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

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued  operations for 1999 and 1998 are as follows
(in thousands of dollars):
                                                         1999                                  1998
                                         -------------------------------------- ----------------------------------
                                           Trailer                               Trailer
                                           Leasing      AFG          Total       Leasing       AFG        Total
                                         ------------------------------------   ------------------------------------
Revenues
Operating lease income                   $   24,561  $  10,714    $   35,275    $   9,743   $   7,935 $    17,678
Finance lease income                             --     10,500        10,500           --      12,506      12,506
Management fees                                 835        743         1,578        1,022         818       1,840
Partnership interests                           311         --           311          458          --         458
Acquisition and lease negotiation fees           --         --            --           --         721         721
Gain (loss) on disposition of assets, net       (49)     2,159         2,110           94       3,167       3,261
Other                                            23      2,177         2,200            4       1,811       1,815
                                         -------------------------------------- ------------------------------------
  Total revenues                             25,681     26,293        51,974       11,321      26,958      38,279
                                         -------------------------------------- ------------------------------------

Costs and expenses
Operations support                           11,674      5,178        16,852        5,369       4,650      10,019
Depreciation and amortization                 7,712      9,527        17,239        3,812       6,965      10,777
General and administrative expenses           1,604         --         1,604        1,542          --       1,542
                                         -------------------------------------- ------------------------------------
  Total costs and expenses                   20,990     14,705        35,695       10,723      11,615      22,338
                                         -------------------------------------- ------------------------------------

Operating income                              4,691     11,588        16,279          598      15,343      15,941
Interest expense, net                        (3,163)    (9,313)      (12,476)      (1,754)    (10,277)    (12,031)
Other expense                                    --       (975)         (975)          --          --          --
                                         -------------------------------------- ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                         1,528      1,300         2,828       (1,156)      5,066       3,910
Provision for (benefit from) income tax         596        489         1,085         (451)      1,888       1,437
                                         -------------------------------------- ------------------------------------
Net income  (loss) from discontinued     $      932  $     811    $    1,743    $    (705)  $   3,178 $     2,473
operations
                                         ====================================== ====================================
Loss on disposition of discontinued
operations, net of income tax            $       --  $    (550)   $     (550)   $      --   $      -- $        --
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

Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K/A. The Company's actual results could differ materially from those discussed here.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

In April 2001, Mr. Robert N. Tidball resigned as a director of PLM International, Inc. and in accordance with the agreement and plan of merger dated as of December 22, 2000 between MILPI Acquisition Corp. and PLM International, Inc. Mr. Timothy J. Perkins was elected as a director of PLM International, Inc.

As of the filing date of this report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                         Age        Position
----                         ---        ---------

Gary D. Engle                52         Chairman of the Board, Director,
                                         PLM International, Inc.
James A. Coyne               41         Director, PLM International, Inc.
Timothy P. Perkins           51         Director, PLM International, Inc.
Stephen M. Bess              54         President, Chief Executive Officer
                                         and Director, PLM International, Inc.
Richard K. Brock             38         Vice President and Chief Financial
                                         Officer, PLM International, Inc.


Gary D. Engle joined the Board of Directors of the Company as a Class II director in February 2001 as one of MILPI Acquisition Corp.'s designees to be appointed to the Board of Directors pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement") dated December 22, 2000 between the Company and MILPI, and was elected as Chairman of the Board in February 2001. He serves on, and was elected Chairman of, the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee of the Board of Directors. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc.
("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne joined the Board of Directors of the Company as a Class III director in February 2001 as one of MILPI's designees to be appointed to the Board of Directors pursuant to the terms of the Merger Agreement. Mr. Coyne was appointed Vice President and Secretary of the Company on April 13, 2001. He serves on the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee of the Board of Directors. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President/Capital Markets of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Timothy P. Perkins joined the Board of Directors of the Company in April 2001. He is the President of Tekxol Inc., a global IT solutions provider specializing in off-shore sourcing, international and domestic staffing and international training and education. From 1996 to 2000, Mr. Perkins was Vice President of Lifelong Learning & International Programs at Drexel University in Philadelphia. Between 1988 and 1996, Mr. Perkins was Assistant Vice President of International Programs at Boston University. Additionally, Mr. Perkins serves on the board of directors for various other companies and organizations, including Lexia Exchange International.

Stephen M. Bess was appointed President and Chief Executive Officer of the Company in September 2000. He was a director of the Company from September 2000 until February 2001. He was appointed President of PLM Financial Services, Inc. ("FSI") in September 2000 and a director of FSI in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. ("IMI") in August 1989. He also served as an officer or director of certain other of the Company's subsidiaries or affiliates, including FSI and IMI since 1982.

Richard K. Brock was appointed Vice President and Chief Financial Officer of the Company in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of the Company since June 1997. Prior to June 1997, Mr. Brock served the Company as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock is also a Vice President and the Chief Financial Officer of certain other of the Company's subsidiaries or affiliates, including FSI and IMI.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 2000, 1999 and 1998, a summary of compensation awarded to, earned by or paid to the Company's Chief Executive Officer, the Company's former Chief Executive Officer, each of its other most highly compensated executive officers at December 31, 2000, and a former executive who served as an executive officer of the Company during 2000 and who would have been one of the four most highly compensated executive officers at year end had he been employed by the Company at December 31, 2000 (together, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                                                    Annual
                                             Compensation                    Awards
                                                                   Restricted      Securities     All Other
Name and Principal Position                                           Stock       Underlying        Compen-
                               Year     Salary(1)     Bonus(2)      Awards(3)    Options(4)        sation(5)
                               ----     ---------     --------      ---------    --------------      ---
                                           ($)          ($)            ($)            (#)              ($)
Stephen M. Bess, President    2000       211,759      130,000          --            50,000         8,243
& CEO
                              1999       183,417       42,560          --              --           5,304
                              1998       176,417       52,500        23,334          20,000         5,971

Robert N. Tidball,            2000       251,640         --            --              --         1,966,236
Former President & CEO(6)
                              1999       323,400         --            --              --           5,304
                              1998       311,000      180,000        80,040         110,000         5,971

Susan C. Santo,               2000       184,080      110,000          --              --           8,243
Former Vice President and
Secretary(7)
                              1999       176,417       40,000          --              --           5,304
                              1998       170,000       80,000          --            40,000         5,971

Richard K. Brock,             2000       147,916      110,000          --              --           8,243
Vice President and CFO
                              1999       113,383       40,000          --              --           5,304
                              1998        93,300       80,000          --            40,000         5,971

Douglas P. Goodrich, Former   2000       159,993         --            --              --          955,827
Senior Vice President(8)
                              1999       205,333         --            --              --           5,304
                              1998       197,733       80,000        106,672         85,000         5,971

--------------------------------

(1) Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed the lesser of $50,000 or 10% of the aggregate salary and bonus compensation for each named executive officer.

(2) Bonus compensation reflects the amount earned in the designated year, but paid in the immediate subsequent year, except that, Mr. Bess, as the officer responsible for marine container transactions for the Company's equipment acquisition subsidiary, PLM Transportation Equipment Corporation, was paid $32,560 in 1999 pursuant to a commission incentive plan based on the dollar amount of certain containers purchased in 1998 and 1999.

(3) Restricted stock (also referred to as "Bonus Shares") was awarded pursuant to the 1996 PLM International, Inc. Mandatory Management Stock Bonus Plan. Bonus Shares were granted in substitution of cash bonus compensation earned in the designated year, though shares were actually granted in January of the subsequent year. The number of Bonus Shares granted equals the amount of cash bonus awarded by the Board of Directors to a designated recipient, multiplied by an allocation ratio applicable to such recipient, multiplied by 1.334 (to compensate recipients for the restricted nature of the shares and risk of forfeiture) divided by the fair market value of the Company's common stock on the effective date of grant. The fair market value is equal to the closing price of the Company's common stock on the effective date of grant or the immediately preceding trading day if the grant day was a non-trading day. Cash bonus compensation earned in a designated year is reduced by an amount equal to the amount of cash bonus earned in the designated year multiplied by the allocation ratio applicable to the recipient. Bonus Shares granted pursuant to this plan generally vest ratably over three years, except that, in connection with the Company's sale of its trailer leasing operations in September 2000, all Bonus Shares granted became fully vested and are no longer restricted. The allocation ratio for the Bonus Shares granted in substitution of cash bonus earned in 1998, the resulting awards of Bonus Shares, and the reduction in cash bonus are as follows for each of the named executive officers:

                                  Allocation           Bonus Shares                     Reduction in
                  Name              Ratio            Awarded for 1998                    Cash Bonus
                  ----              -----            ----------------                    ----------
         Stephen M. Bess             25%                  3,968                           $17,500
         Robert N. Tidball           25%                  13,606                          $60,000
         Douglas P. Goodrich         50%                  18,141                          $80,000

(4) Comprised of options granted effective May 12, 1998 and September 29, 2000, pursuant to the Company's 1998 Management Stock Compensation Plan, which was approved by the Board of Directors on May 12, 1998. The options granted in 1998 have an exercise price of $1.81 per share, as adjusted in connection with a $5.00 per share liquidating distribution paid to shareholders on November 3, 2000. The options granted in 2000 have an exercise price of $2.26 per share, as adjusted in connection with a $5.00 per share liquidating distribution paid to shareholders on November 3, 2000. All options vest ratably over three years and expire on May 12, 2008, except that in connection with the Company's sale of its trailer leasing operations, the options granted in 1998 to each named executive officer became fully vested in September 2000 and the options granted in 2000 to the CEO became fully vested in February 2001 pursuant to the terms of the Merger Agreement.

(5) Includes for Mr. Tidball and Mr. Goodrich severance and deferred compensation payments made by the Company in connection with their resignations from their executive positions following the September 2000 sale of the Company's trailer leasing operations. Severance was paid pursuant to the terms of Severance Agreements between the Company and each of Mr. Tidball and Mr. Goodrich (these Severance Agreements are described below, under the heading "Agreements With Executive Officers"), and deferred compensation was paid pursuant to the terms of the Company's nonqualified supplemental retirement income plan, which is described below, under the heading "Pension Benefits." Mr. Tidball was paid $1,010,880 in severance in September 2000 and $950,843 in deferred compensation in January 2001, and Mr. Goodrich was paid $428,480 in severance and $522,834 in deferred compensation, each in September 2000.

     Includes the following contributions made by the Company pursuant to the PLM International, Inc. Profit Sharing and 401(k) Plan to the account of each named executive officer in the designated year. In 2000, $4,000 in 401(k) matching contributions were made to the accounts of each named executive officer and $3730 in profit-sharing contributions were made to the accounts of each of Mr. Bess, Ms. Santo and Mr. Brock (an equal amount of profit-sharing contributions were made to the retirement accounts of each of the Company's eligible employees). Also includes for each named executive officer, Company-paid premiums for term life insurance, which premiums were in the amount of $513 in 2000.

(6) Mr. Tidball served as President and Chief Executive Officer of the Company through September 29, 2000.

(7) Ms. Santo served as Vice President and Secretary of the Company during all of 2000, and through April 13, 2001.

(8) Mr. Goodrich served as Senior Vice President of the Company through September 29, 2000.

STOCK OPTION GRANTS

The following table sets forth certain information concerning stock options granted during the fiscal year ended December 31, 2000 to the named executive officers pursuant to the PLM International, Inc. 1998 Management Stock Compensation Plan, approved by the Board of Directors on May 12, 1998, including hypothetical gains based on assumed rates of annual compound stock price appreciation:

                          STOCK OPTION GRANTS IN 2000




                                Individual Grants                                    Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                         Common Stock  % of Total                                       Price Appreciation for
                          Underlying   Options                                              Option Term(4)
                           Options      Granted to    Exercise
                           Granted       Employees    Price Per      Expiration
         Name               (#)(1)       in 2000       Share(2)        Date(3)        0%        5%           10%
         ----               ------       -------       --------        -------        --        --           ---

    Stephen M. Bess         50,000          100         $7.26       May 12, 2008     --     $130,909     $353,954


(1) Granted effective September 29, 2000, pursuant to the Company's 1998 Management Stock Compensation Plan. Such options vest ratably over a three-year period beginning on the effective date of grant, subject to acceleration in certain circumstances following a change in control.

(2) The 1998 Management Stock Compensation Plan provides that the exercise price of options shall equal 110% of the average daily closing price of the common stock on the American Stock Exchange for the ten trading days immediately preceding the effective grant date. The closing price of the common stock for the ten trading days immediately preceding September 29, 2000 ranged from a low of $6.438 to a high of $6.75, with the average daily closing price being $6.60.

(3) Subject to earlier termination in certain events related to termination of employment.

(4) Represents assumed rates of stock price appreciation in accordance with rules promulgated by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent on the future market price of the Company's common stock. Computation based on actual 8-year option term and annual compounding, computed as the product of (a) the difference between: (i) the product of the per share market price at the effective date of grant ($6.688) and the sum of 1 plus the adjusted stock price appreciation rate (5% -1.477, 10% -2.144) and (ii) the per share exercise price of the option ($7.26) and (b) the number of securities underlying the grant at fiscal year end.

STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the last fiscal year by each of the named executive officers and the December 31, 2000 value of unexercised options held by each of the named executive officers as of such date:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities        Value of Unexercised
                                                                     Underlying                 In-the-Money
                                                               Unexercised Options at     Options at December 31,
                                                                 December 31, 2000                  2000
                                   Shares
                                Acquired on        Value            Exercisable/                Exercisable/
                                  Exercise       Realized          Unexercisable              Unexercisable(1)
            Name                    (#)             ($)                 (#)                         ($)
----------------------------- ----------------- ------------ --------------------------- ---------------------------
Stephen M. Bess (2)                10,000         46,250           20,000/50,000               31,300/55,750
Robert N. Tidball (3)              85,000         322,500            110,000/--                  172,150/--
Susan C. Santo (4)                   --             --               40,000/--                   62,600/--
Richard K. Brock (5)                 --             --               40,000/--                   62,600/--
Douglas P. Goodrich(6)             55,000         185,625            85,000/--                   133,025/--


-----------------

(1) Options granted in 1998 had an exercise price of $6.81, and options granted in 2000 had an exercise price of $7.26. The exercise price of all options granted in 1998 and 2000 was reduced on November 3, 2000 by $5.00 per share in connection with the $5.00 per share partial liquidating distribution paid to shareholders on November 3, 2000. The closing price of the Company's common stock on the American Stock Exchange on December 29, 2000 was $3.375 per share.

(2) During 2000, Mr. Bess exercised 10,000 options granted in 1992 at an exercise price of $2.00 per share. On December 31, 2000, Mr. Bess had outstanding options granted in 1998 to purchase 20,000 shares of common stock, and options granted in 2000 to purchase 50,000 shares of common stock.

(3) During 2000, Mr. Tidball exercised 65,000 options granted in 1992 at an exercise price of $2.00 per share, and 20,000 options granted in 1996 at an exercise price of $3.25 per share. On December 31, 2000, Mr. Tidball had outstanding options granted in 1998 to purchase 110,000 shares of common stock.

(4) On December 31, 2000, Ms. Santo had outstanding options granted in 1998 to purchase 40,000 shares of common stock.

(5) On December 31, 2000, Mr. Brock had outstanding options granted in 1998 to purchase 40,000 shares of common stock.

(6) During 2000, Mr. Goodrich exercised 10,000 options granted in 1992 at an exercise price of $2.00 per share, and 45,000 options granted in 1996 at an exercise price of $3.25 per share. On December 31, 2000, Mr. Goodrich had outstanding options granted in 1998 to purchase 85,000 shares of common stock.

PENSION BENEFITS

The following table sets forth certain information regarding annual benefits payable in specified compensation and years of service classifications under the Company's nonqualified supplemental retirement income plan:

PENSION PLAN TABLE

    Average Annual Compensation During Last Five   Annual Payout to be Received in Each of Five Years Following
              Years of Employment(1,2)              Later of Termination of Employment or Attainment of Age 60
                                                                 for Years of Credited Service(3)
                                                        5 Years              10 Years             15 Years
                   $ 100,000                           $ 25,000              $ 50,000             $ 75,000
                    140,000                             35,000                70,000              105,000
                    180,000                             45,000                90,000              135,000
                    220,000                             55,000                110,000             165,000
                    260,000                             65,000                130,000             195,000
                    300,000                             75,000                150,000             225,000
                    400,000                             100,000               200,000             300,000

--------------------------

(1) The Company's nonqualified supplemental retirement income plan provides that an executive participating in the plan is generally entitled to receive for a period of 60 months, commencing upon the later of attainment of age 60 or termination of employment, an amount equal to the product of
     (a) 5%, (b) number of years of employment with PLM International, its affiliates or predecessors (up to a maximum of 15 years) and (c) average monthly base compensation (not including bonuses) during the most recent consecutive months of employment (not to exceed 60) preceding termination of employment. Benefits payable are not subject to any deduction for social security or other offset amounts. The annual base compensation 60-month averages at December 31, 2000 for the named executive officers employed by the Company on that date were as follows:

     Stephen M. Bess         $185,558
     Susan C. Santo          $148,225
     Richard K. Brock        $104,026

     The annual base compensation 60-month averages at September 30, 2000 were $312,128 for Mr. Tidball and $198,032 for Mr. Goodrich.

(2) Benefits under the plan generally vest over a five-year period. Vesting is accelerated immediately to 100% in the event of a change in control of the Company, and the participating executive is deemed to have attained age 60 prior to such change in control. The Board of Directors has discretion to accelerate the date for making payments under the plan in the event of a change in control. Additionally, the severance agreements entered into between the Company and the named executive officers (described below under "Agreements with Executive Officers") provided that, following a change in control and following the executive's separation from the Company, the Company would pay all deferred compensation benefits to the executive in a lump sum payment, discounted to present value.

(3)  Years of credited service for the named executive  officers are as follows:
     Stephen M. Bess, 15+ years; Robert N. Tidball, 15 years; Susan C. Santo, 10 years; Richard K. Brock, 9 years; Douglas P. Goodrich, 13 years.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company is entitled to receive a monthly retainer of $2,000 and a per-meeting fee of $1,000 for meetings of the Board of Directors and the Executive Committee attended in person ($250 for meetings attended by telephone). Non-employee directors are also entitled to receive a fee of $250 per meeting for meetings of all other committees of the Board of Directors.

AGREEMENTS WITH EXECUTIVE OFFICERS

The Company and its Chief Executive Officer and its other named executive officers are parties to employment agreements, termination of employment arrangements and/or change in control arrangements as further described herein.

The Company is a party to a Transition Services and Employment Agreement with each of Mr. Bess and Mr. Brock, and a Transition Services, Employment and Consulting Agreement, as amended, with Ms. Santo (collectively, the "Transition Services Agreements"), each dated January 5, 2001. Under Mr. Bess' and Mr. Brock's Transition Services Agreements, the employee has agreed to provide certain senior management and transition services to PLM for six months following the time MILPI's designees are appointed to the Board of Directors of the Company pursuant to the terms of the Merger Agreement (which appointment occurred on February 7, 2001), for monthly compensation of $36,500 for Mr. Bess and $21,167 for Mr. Brock. At the end of the six-month term the Company has agreed to pay Mr. Bess a retention bonus of $105,000 and Mr. Brock a retention bonus of $27,000, and has further agreed to pay Mr. Bess a severance bonus of $316,000 and Mr. Brock a severance bonus of $81,000 upon the earlier to occur of the employee's request for such payment at the end of the six-month period or employee's separation from the Company following the six month period. Either party may terminate the agreement and the employees services thereunder before the end of the six-month term; provided, if the employee terminates early for "good reason", if the Company terminates early without "cause", or if the employee ceases to be employed by the Company because of his death or "disability" (as each term is defined in the Transition Services Agreement), then the Company shall pay him the retention and severance bonuses along with a termination payment in the amount of $15,667 for Mr. Bess and $8,667 for Mr. Brock, times the number of months between the termination date and the end of the six-month term.

Under the terms of Ms. Santo's amended Transition Services Agreement, Ms. Santo has agreed to provide certain senior management and transition services to PLM as an employee from the time MILPI's designees are appointed to the Board through April 13, 2001 (the "Employment Period") for monthly compensation of $23,007; and thereafter, to provide consulting services for a period of six months (the "Consulting Period") in exchange for a monthly retainer of $7,667 for up to ten hours of consulting services per month during the Consulting Period. Prior to the Amendment, Ms. Santo's Transition Services Agreement provided that she would provide services as an employee through the effective date of the merger contemplated by the Merger Agreement, and thereafter provide services as a consultant for a period of six months. The merger has not yet occurred, and no other changes were made to Ms. Santo's Transition Services Agreement. The Company agreed to pay Mr. Santo a retention bonus of $88,000 at the end of the Employment Period, and a severance bonus of $54,000 at the end of the Consulting Period. Either party may terminate the agreement and Ms. Santo's services thereunder before the end of the Consulting Period; provided, if Ms. Santo terminates early for "good reason", if the Company terminates early without "cause", or if Ms. Santo ceases to provide services to the Company because of her death or "disability" (as each term is defined in the Transition Services Agreement), then the Company shall pay her the retention and severance bonuses (if not already paid) along with a termination payment in the amount of $7,667 times the number of months between the termination date and the end of the Consulting Period.

The Transition Services Agreements also provide for payment to the employees of all amounts owing under the Company's nonqualified supplemental retirement income plan in a lump sum, discounted to present value, upon written request of the employee following the time MILPI's designees are appointed to the Board of Directors of the Company pursuant to the terms of the Merger Agreement. Accordingly, under the Company's nonqualified supplemental retirement income plan Mr. Bess was paid $565,269 in March 2001, Ms. Santo was paid $301,088 in February 2001 and Mr. Brock was paid $190,137 in February 2001.

The Transition Services Agreements are structured so that no excess payments within the meaning of Section 280G of the Internal Revenue Code will be made to Mr. Bess, Mr. Brock or Ms. Santo. Furthermore, as part of the Transition Services Agreements, the employees will release the Company from certain employment-related claims upon receipt of any of the bonuses, and all prior employment and severance agreements between the Company and each of the executives were terminated and discharged.

The Company is a party to a Severance Agreement with each of Mr. Tidball and Mr. Goodrich, who have not been employed by the Company since September 2000. The Severance Agreements entered into with each of Mr. Tidball and Mr. Goodrich provide that, in the event employee's employment with the Company is terminated at will by either the Company or the employee following a change in control consisting of the sale or other disposition of the Company's subsidiary American Finance Group, Inc. followed by the sale or other disposition of the Company's trailer leasing business, then, following any such termination, Mr. Tidball will be paid a severance amount equal to three years of his annual base salary and Mr. Goodrich will be paid a severance amount equal to two years of his annual base salary. Accordingly, Mr. Tidball was paid $1,010,880 and Mr. Goodrich was paid $428,480 as severance upon their separation from the Company in September 2000. Additionally, the Severance Agreements provided that the Company would pay to Mr. Tidball and Mr. Goodrich all amounts owing under the Company's nonqualified supplemental retirement income plan in a lump sum, discounted to present value, and Mr. Tidball was paid $950,843 in January 2001 and Mr. Goodrich was paid $522,834 in September 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2000, the Compensation Committee of the Company's Board of Directors was comprised of Harold R. Somerset (Chairman), Robert L. Witt and Randall L-W. Caudill, each of whom resigned as directors of the Company effective February 7, 2001. None of the members of the Compensation Committee were ever officers of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth certain  information  known to the Company with respect  to  beneficial  ownership  of the  Company's  common  stock by (a) each stockholder  known by the Company to be the beneficial  owner of more than 5% of the common stock,  (b) each of its directors  and the named  executive  officers identified in the Summary  Compensation  Table above,  and (c) all directors and executive officers of the Company as a group.
                                                           Number of Shares of Common   Percent of Common Stock(1)
Name and Address of Beneficial Owner                       Stock(1)(2)
------------------------------------                       -----------
Gary D. Engle(3) ....................................      6,284,261                    83.19%
James A. Coyne(3) ...................................      6,284,261                    83.19%
Robert N. Tidball....................................      --                           --
Stephen M. Bess......................................      180                          *
Susan C. Santo.......................................      --                           --
Richard K. Brock.....................................      --                           --
MILPI Acquisition Corp.(3)...........................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
MILPI Holdings, LLC.(3) .............................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
AFG Investment Trust A(3) ...........................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
AFG Investment Trust B(3) ...........................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
AFG Investment Trust C(3) ...........................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
AFG Investment Trust D(3) ...........................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
AFG ASIT Corporation (3) ............................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
Equis II Corporation(3) .............................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
Semele Group Inc.(3) ................................      6,284,261                    83.19%
       200 Nyala Farms
       Westport, Connecticut 06880
All directors and executive officers as a group (5         6,284,441                    83.19%
persons).............................................

__________________


(1) Computed on the basis of 7,554,510 shares of common stock outstanding (excluding treasury stock) as of February 17, 2001. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2) The table does not list shares reported to be owned by Dimensional Fund Advisors Inc., Oak Forest Investment Management, Inc. and Ingalls & Snyder LLC as set forth below. PLM has reason to believe that such reported information is not accurate, that such entities tendered all of their shares of PLM stock in connection with a tender offer that was completed on February 7, 2001 (so that the shares were purchased by, and included in the 6,284,261 shares reported to be owned by, MILPI), and that such entities do not currently own any shares of PLM common stock.

     As reported on Schedule 13G filed with the Securities and Exchange Commission on February 2, 2001, Dimensional Fund Advisors Inc. holds 496,900 shares as investment advisor registered under Section 203 of the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the "Funds"). In its role as investment advisor or investment manager, Dimensional Fund Advisors Inc. reports that it possesses voting and/or investment power over the PLM shares, that all such shares are owned by the Funds and that it disclaims beneficial ownership of all such shares.

     As reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2000, Oak Forest Investment Management, Inc. holds 464,200 shares as an investment advisor registered under the Investment Company Act of 1940. In its role as investment advisor, Oak Forest Investment Management, Inc. reports that it possesses both the power to vote and to dispose or direct the disposition of all such shares.

     As reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2001, Ingalls & Snyder LLC holds 458,000 shares as investment advisor registered under Section 203 of the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the "Funds"). In its role as investment advisor or investment manager, Dimensional Fund Advisors Inc. reports that it possesses voting and/or investment power over the PLM shares, that all such shares are owned by the Funds and that it disclaims beneficial ownership of all such shares.

(3) As reported on Schedule 13D filed with the Securities and Exhchange Commission on February 20, 2001, 6,284,261 shares of common stock of the Company were acquired by MILPI, which is wholly owned by MILPI Holdings, LLC, which is wholly owned by AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D (collectively, the "four trusts"), which are each partially owned by AFG ASIT Corporation, which acts as managing trustee for each of the four trusts. AFG ASIT Corporation is wholly owned by Equis II Corporation (Equis), which is wholly owned by Semele. Messrs. Coyne and Engle collectively own 49.6% of Semele, which controls MILPI, MILPI Holdings, LLC, the four trusts, AFG ASIT and Equis. MILPI reports that Messrs. Coyne and Engle share the power to vote or to direct the vote with respect to the 6,284,261 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the terms of the Merger Agreement, MILPI commenced a tender offer for the common stock of the Company on December 29, 2001 and purchased on February 7, 2001, 6,284,261 shares (83.2%) of the Company's outstanding shares which were validly tendered by shareholders. Following the purchase of such shares and as contemplated by the Merger Agreement, the Company's then directors, except for Mr. Tidball, resigned from their positions as directors of the Company and Mr. Tidball appointed MILPI's designees, Mr. Engle and Mr. Coyne, to the Board of Directors of the Company. As described above, in Item 12, Mr. Engle and Mr. Coyne are deemed to be beneficial owners of the 6,284,261 shares of Company stock owned by MILPI and share the power to vote or to direct the vote with respect to the 6,284,261 shares.

The Merger Agreement further provides that, in accordance with Delaware law, MILPI will be merged with and into the Company. As a result of the merger, the Company will continue as the surviving corporation, and the separate corporate existence of MILPI will cease. Upon consummation of the merger, each issued and outstanding share of Company common stock (other than any common stock held in the treasury of the Company and any common stock which is held by stockholders who have not voted in favor of the merger or consented thereto in writing and who shall have demanded properly in writing appraisal for such stock in accordance with Delaware law) will convert into the right to receive from MILPI the merger consideration of $3.46 per share of common stock of the Company. Pursuant to the Merger Agreement, and as required by law, the Company will convene a special meeting of stockholders for the purpose of considering and taking action upon the merger and the Merger Agreement. MILPI has acquired in the tender offer a majority in voting power of the outstanding shares of the Company, and MILPI has sufficient voting power to approve the merger, even if no other stockholder votes in favor of the merger.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements

         (1)      The   consolidated   financial   statements   listed   in  the
                  accompanying index to financial statements are filed as part of this Annual Report on Form 10-K/A.

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

10.37 Amendment to Transition Services, Employment and Consulting Agreement dated April 2, 2001 between PLM International, Inc. and Susan C. Santo.

23.2     Independent  Auditors'  Report  on  Financial  Statement  Schedule  and
         Consent

24.1     Powers of Attorney.






                     (this space intentionally left blank)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 26, 2001   PLM International, Inc.



                                    By:     /s/ Stephen M. Bess
                                            ---------------------------------
                                            Stephen M. Bess
                                            President, and
                                            Chief Executive Officer

                                    By:     /s/ Richard K Brock
                                            ---------------------------------
                                            Richard K Brock
                                            Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates indicated.




*                                   Director                    April 26, 2001
---------------------------------
Robert N. Tidball


*                                   Director                    April 26, 2001
---------------------------------
Gary D. Engle


*                                   Director                    April 26, 2001
---------------------------------
James A. Coyne





*James A. Coyne, by signing his name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                  /s/ James A. Coyne
                                 ------------------------------
                                 James A. Coyne
                                 Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1)(2))




Description                                                                 Page
-----------                                                                 ----

Independent Auditors' Report                                                 37

Consolidated Statements of Income for Years Ended
  December 31, 2000, 1999, and 1998                                          38

Consolidated Balance Sheets as of December 31, 2000 and 1999                 39

Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income for Years Ended December 31,
  2000, 1999, and 1998                                                       40

Consolidated Statements of Cash Flows for Years
  Ended December 31, 2000, 1999, and 1998                                 41-42

Notes to Consolidated Financial Statements                                43-61

Schedule II Valuation and Qualifying Accounts                                62

Independent Auditors' Report on Financial Statement Schedule and Consent     63

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





/s/ KPMG
--------

SAN FRANCISCO, CALIFORNIA
MARCH 12, 2001

                            PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31,
               (in thousands of dollars, except per share amounts)
                                                                                  2000             1999            1998
                                                                              ----------------------------------------------
Revenues
Operating lease income                                                        $     1,810      $    1,194      $    2,269
Management fees (Note 1)                                                            7,043           7,332           8,363
Partnership interests and other fees (Note 1)                                       1,037             346             459
Acquisition and lease negotiation fees (Note 1)                                       624           1,354           3,253
Gain (loss) on disposition of assets, net                                            (416 )            --           1,432
Other                                                                               1,453           1,358           3,023
                                                                              ----------------------------------------------
  Total revenues                                                                   11,551          11,584          18,799
                                                                              ----------------------------------------------

Costs and expenses
Operations support (Notes 10 and 13)                                                2,136           2,474           7,014
Depreciation and amortization (Note 1)                                                885             385           1,056
General and administrative (Notes 10 and 13)                                        6,851           5,224           6,082
                                                                              ----------------------------------------------
  Total costs and expenses                                                          9,872           8,083          14,152
                                                                              ----------------------------------------------

Operating income                                                                    1,679           3,501           4,647

Interest expense (Notes 7 and 8)                                                   (1,756)         (2,261)         (2,072)
Interest income                                                                     1,512             343             941
Other income (expenses), net                                                       (1,333)            721             473
                                                                              ----------------------------------------------
  Income before income taxes                                                          102           2,304           3,989

Provision for income taxes (Note 9)                                                    39             891           1,605
                                                                              ----------------------------------------------

  Net income from continuing operations                                                63           1,413           2,384

Income from operations of discontinued operations, net of tax
  (Note 2)                                                                            210           1,743           2,473
Gain (loss) on disposition of discontinued operations,
  net of tax (Note 2)                                                               4,990            (550)            --
                                                                              ----------------------------------------------

    Net income before cumulative effect of accounting change                        5,263           2,606           4,857

Cumulative effect of accounting change, net of tax (Note 19)                           --            (250)            --

                                                                              ----------------------------------------------
    Net income to common shares                                               $     5,263      $    2,356      $    4,857
                                                                              ==============================================


Basic earnings per weighted-average common share
  outstanding:
    Income from continuing operations                                         $      0.01      $     0.17      $     0.29
    Income from discontinued operations                                              0.03            0.22            0.29
    Gain (loss) on disposition of discontinued operations                            0.66           (0.07)            --
    Cumulative effect of accounting change                                             --           (0.03)            --
                                                                              ----------------------------------------------
                                                                              $      0.70      $     0.29      $     0.58
                                                                              ==============================================
Diluted earnings per weighted-average common
  share outstanding:
    Income from continuing operations                                         $      0.01      $     0.17      $     0.28
    Income from discontinued operations                                              0.03            0.22            0.29
    Gain (loss) on disposition of discontinued operations                            0.65           (0.07)            --
    Cumulative effect of accounting change                                             --           (0.03)            --
                                                                              ----------------------------------------------
                                                                              $      0.69      $     0.29      $     0.57
                                                                              ==============================================

        See accompanying notes to these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,
                 (in thousands of dollars, except share amounts)

                                                           ASSETS
                                                                                            2000            1999
                                                                                       -------------------------------
Cash and cash equivalents                                                                $     5,874      $    2,089
Receivables (net of allowance for doubtful accounts of $0.1 million and
  $0.2 million as of December 31, 2000 and 1999, respectively)                                 1,045           2,504
Receivables from affiliates (Note 3)                                                           1,207           2,962
Net assets of discontinued operations (Note 2)                                                    --          52,201
Equity interest in affiliates (Note 3)                                                        15,753          18,145
Assets held for sale (Note 4)                                                                 10,250              --
Restricted cash and cash equivalents (Note 5)                                                  2,530           1,766
Other assets, net (Note 6)                                                                     3,748           5,058
                                                                                         ------------------------------
    Total assets                                                                         $    40,407      $   84,725
                                                                                         ==============================


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Senior secured notes (Note 8)                                                            $        --      $   20,679
Payables and other liabilities                                                                15,909           6,007
Deferred income taxes (Note                                                                    8,885           8,626
9)
                                                                                         ------------------------------
  Total liabilities                                                                           24,794          35,312

Commitments and contingencies (Note 10)                                                           --              --

Shareholders' equity (Note 11)
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of December 31, 2000 and 1999)                                  --              --
Common stock ($0.01 par value, 50.0 million shares
  authorized, and 7,554,510 and 7,675,410 shares
  issued and outstanding as of December 31, 2000
  and 1999, respectively)                                                                        112             112
Paid-in capital, in excess of par                                                             37,547          75,059
Treasury stock (4,481,245 and 4,360,345 shares as of December
  31, 2000 and 1999, respectively)                                                           (19,875 )       (18,324 )
Accumulated deficit                                                                           (2,171 )        (7,434 )
                                                                                         ------------------------------
  Total shareholders' equity                                                                  15,613          49,413
                                                                                         ------------------------------
    Total liabilities and shareholders' equity                                           $    40,407      $   84,725
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

                                                                               Accumulated
                                              Common Stock                     Deficit &
                                  ----------------------------------------
                                              Paid-in                          Accumulated
                                             Capital in                           Other                                  Total
                                       At        Excess           Treasury     Comprehensive     Comprehensive      Shareholders'
                                                 of Par              Stock          Income              Income            Equity
                                    Par
                                  -------------------------------------------------------------------------------------------------
  Balances, December 31, 1997      $ 112      $  74,650        $  (13,435)    $  (14,779)                      $    46,548
Comprehensive income:
  Net income                                                                       4,857       $    4,857            4,857
  Other comprehensive loss:
    Foreign currency translation
      income                                                                         132              132              132
                                                                                              --------------
    Total comprehensive income                                                                      4,989
                                                                                              ===============
Exercise of stock options                           218               211                                              429
Common stock purchases                                             (2,059)                                          (2,059)
Reissuance of treasury stock, net                    79               211                                              290
                                   -----------------------------------------------------------               ----------------
  Balances, December 31, 1998        112         74,947           (15,072)        (9,790)                           50,197

Comprehensive income:
  Net income                                                                       2,356            2,356            2,356
                                                                                              ===============
Exercise of stock options                            11               591                                              602
Common stock purchases                                             (3,951)                                          (3,951)
Reissuance of treasury stock, net                   101               108                                              209
                                   -----------------------------------------------------------               ----------------
   Balances, December 31, 1999       112         75,059           (18,324)        (7,434)                           49,413

Comprehensive income:
  Net income                                                                       5,263        $   5,263             5,263
                                                                                               =============
Exercise of stock options                           (289)           1,037                                               748
Common stock purchases                                             (2,588)                                           (2,588)
Liquidating distribution                         (37,223)                                                           (37,223)
                                   ------------------------------------------------------------               ----------------
   Balances, December 31, 2000     $ 112      $   37,547       $  (19,875)    $   (2,171)                      $     15,613
                                   ============================================================               ================

       See accompanying notes to these consolidated financial statements.

                                                  PLM INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years Ended December 31,
                                                 (in thousands of dollars)

                                                                             2000              1999             1998
                                                                         --------------------------------------------------
Operating activities
Net income from continuing operations                                    $          63      $     1,413      $     2,384
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                  885              385            1,056
    Foreign currency translation                                                    --               --              (80)
    Loss (gain) on the sale or disposition of assets, net                          416               --           (1,432)
    Loss on revaluation of equipment                                               201               --               --
    Gain on disposition of discontinued operations, net of tax                  (4,990)              --               --
    Loss on sale of investment in subsidiary                                        --               --              245
    Equity income of managed programs                                           (1,742)              --               --
    Deferred income tax                                                         (1,217)             617           (3,022)
    Undistributed residual value interests                                          --              958            1,057
    Minority interest in net loss of subsidiaries                                   --               --             (100)
    Increase (decrease) in payables and other liabilities                       10,330           (2,313)          (2,092)
    Decrease (increase) in receivables and receivables from
      Affiliates                                                                 4,068             (292)           1,851
    Amortization of organization and offering costs                                896            3,485            2,839
    Decrease (increase) in other assets                                          1,894             (434)             469
                                                                         --------------------------------------------------
      Cash provided by operating activities of
         continuing operations                                                  10,804            3,819            3,175
      Cash provided by operating activities of discontinued
         operations                                                             14,643           17,104           14,695
      Cumulative effect of accounting change                                        --              250               --
                                                                         --------------------------------------------------
       Net cash provided by operating activities                                25,447           21,173           17,870

Investing activities
Cash distribution from managed programs                                          3,839               --               --
Principal payments received on finance leases                                      279              281              225
Purchase of property, plant, and equipment                                          (9)            (249)            (141)
Purchase of transportation equipment and capital improvements                  (24,250)         (21,762)         (33,177)
Proceeds from the sale of transportation equipment held for lease                   --               --            4,071
Proceeds from the sale of assets held for sale                                  14,000           21,805           25,328
Proceeds from sale of subsidiaries, net of transaction costs                    99,847               --               --
Sale of investment in subsidiary                                                    --               --              176
(Increase) decrease in restricted cash and cash equivalents                       (764)             380             (392)
Cash provided by (used in) investing activities of
  discontinued operations                                                        5,087          (48,212)         (61,743)
                                                                         --------------------------------------------------
  Net cash provided by (used in) investing activities                           98,029          (47,757)         (65,653)
                                                                         --------------------------------------------------


                                                                                                                (continued)
       See accompanying notes to these consolidated financial statements.

                            PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                            (in thousands of dollars)

   (continued)
                                                                          2000              1999            1998
                                                                     -------------------------------------------------
Financing activities
Borrowings under warehouse credit facility                                    10,200           46,608          22,990
Repayment of warehouse credit facility                                       (10,200)         (46,608)        (22,990)
Borrowings of senior secured notes                                                --               --          10,000
Repayment of senior secured notes                                            (20,679)          (7,520)         (5,644)
Repayment of senior secured loan                                                  --             (625)             --
Borrowings of other secured debt                                                  --               --             329
Repayment of other secured debt                                                   --               --            (270)
Purchase of stock                                                             (2,588)          (3,951)         (2,059)
Proceeds from exercise of stock options                                          320              602             429
Liquidating distribution                                                     (37,223)              --              --
Cash used in (provided by) financing activities of
  discontinued operations                                                    (59,521)          31,381          48,560
                                                                       --------------------------------------------------
  Net cash (used in) provided by financing activities                       (119,691)          19,887          51,345
                                                                       --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           3,785           (6,697)          3,562
Cash and cash equivalents at beginning of year                                 2,089            8,786           5,224
                                                                       --------------------------------------------------
    Cash and cash equivalents at end of year                           $       5,874      $     2,089     $     8,786
                                                                       ==================================================

Supplemental information
Net cash paid for interest from continuing operations                  $       1,904      $     2,542     $     2,085
                                                                       ==================================================
Net cash paid for interest from discontinued operations                $       4,939      $    11,962     $    11,969
                                                                       ==================================================
Net cash paid for income taxes                                         $       1,205      $       331     $     1,656
                                                                       ==================================================

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
                                                                           2000               1999              1998
                                                                       -------------------------------------------------
                                                                        (in thousands of dollars, except per share data)
Basic:
    Net income from continuing operations                               $       63           $  1,413          $    2,384
    Net income (loss) from discontinued operations                             210              1,743               2,473
    Gain (loss) on disposition of discontinued operations                    4,990               (550)                --
    Cumulative effect of accounting change                                      --               (250)                --
                                                                        -------------------------------------------------
    Net income to common shares                                         $    5,263           $  2,356          $    4,857
                                                                        =================================================
  Shares:
    Weighted-average number of common shares outstanding                     7,568              8,025               8,325
      basic earnings per common share:
    Income from continuing operations                                         0.01               0.17                0.29
    Net income from discontinued operations                                   0.03               0.22                0.29
    Gain (loss) on disposition of discontinued operations                     0.66              (0.07)                --
    Cumulative effect of accounting change                                      --              (0.03)                --
                                                                        -------------------------------------------------
    Net income to common shares                                         $     0.70           $   0.29          $     0.58
                                                                        =================================================

Diluted:
    Net income from continuing operations                               $       63           $  1,413          $    2,384
    Net income from discontinued operations                                    210              1,743               2,473
    Gain (loss) on disposition of discontinued operations                    4,990               (550)                --
    Cumulative effect of accounting change                                      --               (250)                --
                                                                        -------------------------------------------------
    Net income to common shares                                         $    5,263           $  2,356          $    4,857
                                                                        =================================================
  Shares:
    Weighted-average number of common shares outstanding                     7,568              8,025               8,325
      potentially dilutive common shares                                        87                 99                 155
                                                                        -------------------------------------------------
    Total shares                                                             7,655              8,124               8,480
    Diluted earnings per weighted-average common share:
    Income (loss) from continuing operations                                  0.01               0.17                0.28
    Net income from discontinued operations                                   0.03               0.22                0.29
    Gain (loss) on disposition of discontinued operations                     0.65              (0.07)                --
    Cumulative effect of accounting change                                      --              (0.03)                --
                                                                        -------------------------------------------------
    Net income to common shares                                         $     0.69           $   0.29          $     0.57
                                                                        =================================================

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

Net income (loss) from  discontinued  operations for the year ended December 31,
2000, 1999 and 1998 are as follows (in thousands of dollars):
                                          2000                               1999                          1998
                             -------------------------------- ------------------------------------------------------------------
                              Trailer                           Trailer                          Trailer
                              Leasing      AFG      Total       Leasing     AFG       Total      Leasing      AFG      Total
                             ------------------------------   ------------------------------------------------------------------
Revenues                     $ 25,470  $   4,076  $ 29,546     $ 25,681 $  26,293  $  51,974   $  11,321  $  26,958 $  38,279
Costs and expenses            (21,866)    (2,212)  (24,078)     (20,990)  (14,705)   (35,695)    (10,723)   (11,615)  (22,338)
                             -------------------------------- ------------------------------------------------------------------
Operating income                3,604      1,864     5,468        4,691    11,588     16,279         598     15,343    15,941
Interest expense, net          (3,148)    (1,655)   (4,803)      (3,163)   (9,313)   (12,476)     (1,754)   (10,277)  (12,031)
Other expense                      (4)        --        (4)          --      (975)      (975)         --         --        --
                             -------------------------------- ------------------------------------------------------------------
Net income (loss) from
discontinued
  operations before income        452        209       661        1,528     1,300      2,828      (1,156)     5,066     3,910
taxes
Provision for (benefit from)
income
  tax                             171         80       251          596       489      1,085        (451)     1,888     1,437
Net income previously
accrued as a
  component of loss on a
  discontinued operation           --       (200)     (200)          --        --         --          --         --        --
                             -------------------------------- ------------------------------------------------------------------
Net income (loss) from
discontinued
  operations                 $    281  $     (71) $    210     $    932 $     811  $   1,743   $    (705) $   3,178 $   2,473
                             ================================ ==================================================================
Gain (loss) on disposition of
  discontinued operations    $  4,990  $      --  $  4,990     $     -- $    (550) $    (550)  $      --  $      -- $      --
                             ================================ ==================================================================

Net assets of  discontinued  operations  on the balance sheet as of December 31,
1999 are as follow (in thousands of dollars) :
                                                                  1999
                                              -----------------------------------------
                                                 Trailer
                                                 Leasing        AFG          Total
                                              -----------------------------------------
Cash and cash equivalents                      $       -- $         382 $         382
Restricted cash                                        46         7,380         7,426
Receivables                                         5,933         2,330         8,263
Investment in direct finance leases                    --       123,632       123,632
Loan receivables                                       --        28,115        28,115
Equipment held for leases, net                     81,907        23,464       105,371
Other assets, net                                     797         1,895         2,692
Warehouse credit facility                              --       (38,240)      (38,240)
Senior debt                                        (8,824)           --        (8,824)
Other secured debt                                (50,697)           --       (50,697)
Nonrecourse securitized debt                           --      (106,485)     (106,485)
Payables and other liabilities                     (2,438)       (5,382)       (7,820)
Deferred income taxes                              (5,513)       (6,101)      (11,614)
                                              -----------------------------------------
Net assets of discontinued operations          $   21,211 $      30,990 $      52,201
                                              =========================================

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

The summarized  combined  financial data for FSI's  affiliates as of and for the years ended December 31, are as follows (in thousands of dollars):
                                                                                          2000            1999
                                                                                      ------------------------------
Financial position:
  Cash and receivables                                                                 $    46,126      $   40,129
  Transportation equipment and other assets,
    net of accumulated depreciation of $265,473
    in 2000 and $350,501 in 1999                                                           212,669         327,527
                                                                                       ------------------------------
      Total assets                                                                         258,795         367,656

    Less liabilities, primarily long-term financings                                        91,365         118,409
                                                                                       ------------------------------
        Partners' equity                                                               $   167,430      $  249,247
                                                                                       ==============================

Equity interest in affiliates:
  PLM International's share                                                            $    12,512      $   14,008
  Goodwill, net of accumulated amortization                                                  3,241           4,137
                                                                                       ------------------------------
Equity interest in affiliates                                                          $    15,753      $   18,145
                                                                                       ==============================

                                                                           2000            1999            1998
                                                                       ---------------------------------------------
Operating results:
    Revenue from equipment leases and other                             $    135,250      $   165,682      $   163,100
    Depreciation                                                             (47,031)         (55,827)         (78,572)
    Equipment operating expenses                                             (11,566)         (14,605)         (13,852)
    Repairs and maintenance expenses                                         (16,153)         (20,863)         (22,553)
    Interest expense                                                          (6,635)          (8,938)         (10,917)
    Minority interests                                                         2,206           (8,403)            (714)
    Other costs and expenses                                                 (17,578)         (16,387)          (7,530)
    Reduction in carrying value of certain assets                               (682)         (10,397)          (4,276)
    Cumulative effect of accounting change                                        --             (132)              --
                                                                        -------------------------------------------------
        Net income                                                      $     37,811      $    30,130      $    24,686
                                                                        =================================================
   PLM International's share of partnership interests
        and other fees (net of related expenses)                        $      1,037      $       346      $       459
                                                                        =================================================
    Distributions received                                              $      3,839      $     4,448      $     4,883
                                                                        =================================================


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

6. OTHER ASSETS, NET

Other  assets,  net consists of the following as of December 31 (in thousands of dollars):
                                                                                  2000           1999
                                                                             ----------------------------
Cash surrender value of officers' life insurance policies                    $     1,997    $      1,671
Commercial and industrial equipment, net                                             950              --
Prepaid expenses, deposits, and other                                                559             417
Furniture, fixtures, and equipment, net of accumulated
  depreciation of $1,898 and $1,563 in 2000 and 1999, respectively                   242             577
Investments                                                                           --             495
Finance lease receivable                                                              --           1,801
Loan fees, net of accumulated amortization of -$135 in 1999                           --              97
                                                                             ----------------------------
    Total other assets, net                                                  $     3,748    $      5,058
                                                                             ============================

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

8. LONG-TERM SECURED DEBT

Long-term secured debt consisted of the following as of December 31 (in thousands of dollars):

                                                                                          2000                1999
                                                                                       --------------------------------
Senior secured notes:
   Institutional  notes, bearing interest at LIBOR plus 2.40% per annum (9.16% and
   8.47% as of December 31, 2000 and 1999,  respectively),  interest and principal payments due  quarterly,  secured by  management  fees,  acquisition  and lease negotiation fees, data processing fees, partnership distributions,  and cash in a cash collateral account.


                                                                                          $       --            $ 20,679

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
                                                ===========================================

                                                                     1998
                                                --------------------------------------------
                                                    Federal          State        Total
                                                --------------------------------------------
Current                                         $        (575)    $       62  $       (513)
Deferred                                                3,296            259         3,555
                                                --------------------------------------------
Total                                                   2,721            321         3,042
Allocated to discontinued operations                    1,285            152         1,437
                                                --------------------------------------------
Continuing Operations                           $       1,436     $      169   $     1,605
                                                ============================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:

                                                 2000            1999            1998
                                                ----------------------------------------
Federal statutory tax expense rate                 35 %            34 %             34 %
State income tax rate                               4               3                3
Effect of foreign operations                       --               1                1
Reversal of excess accrual                         --              --               --
Abandonment of identifiable intangibles            --              --               --
Other                                              (1)              1                2
                                                -----------------------------------------
    Effective tax expense (benefit) rate           38 %            39 %             40 %
                                                =========================================

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

The tax effects of temporary  differences that give rise to significant portions of the  deferred  tax  liabilities  as of  December 31 are  presented  below (in thousands of dollars):
                                                                                            2000              1999
                                                                                        -------------------------------
Deferred tax assets from continuing operations:
  Tax credit carryforwards                                                               $       685          $    1,579
  State net operating loss carryforwards                                                          --                 628
  Federal net operating loss carryforwards                                                        --               1,439
  Federal benefit of state taxes                                                                 683                 508
  Other                                                                                          603                 604
                                                                                         ----------------------------------
    Total gross deferred tax assets                                                            1,971               4,758
  Less valuation allowance                                                                      (978)                 --
                                                                                         ----------------------------------
  Net deferred tax assets                                                                        993               4,758

Deferred tax liabilities from continuing operations:
  Equipment, principally differences in depreciation                                            (363)              7,513
  Partnership interests                                                                       10,240               2,664
  Other                                                                                            1               3,207
                                                                                         ----------------------------------
    Total deferred tax liabilities                                                             9,878              13,384
                                                                                         ----------------------------------

      Net deferred tax liabilities from continuing operations                            $     8,885          $    8,626
      Net deferred tax liabilities from discontinued operations                                   --              11,614
                                                                                         ----------------------------------
    Total net deferred tax liabilities                                                         8,885              20,240
                                                                                         ==================================


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

The following table summarizes changes in common stock during 1999 and 2000:
                                                                           Issued                              Outstanding
                                                                           Common           Treasury              Common
                                                                           Shares            Shares               Shares
                                                                          -----------------------------------------------------
  Shares as of December 31, 1998                                            12,035,755          3,875,836             8,159,919
Reissuance of treasury stock, net                                                   --           (197,869)              197,869
Stock canceled                                                                      --             15,599               (15,599)
Stock repurchased                                                                   --            666,779              (666,779)
                                                                          ------------------------------------------------------
   Shares as of December 31, 1999                                           12,035,755          4,360,345             7,675,410
Reissuance of treasury stock, net                                                   --           (239,000)              239,000
Stock repurchased                                                                   --            359,900              (359,900)
                                                                          ------------------------------------------------------
   Shares as of December 31, 2000                                           12,035,755          4,481,245             7,554,510
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

Concurrent with the $5.00 per share liquidating distribution, the exercise price of all outstanding stock options was reduced by $5.00 and compensation expense of $0.8 million was recognized. All remaining outstanding options will be accounted for under variable accounting method. Stock option transactions during 1998, 1999, and 2000 are summarized as follows:

                                           Number of             Average
                                           Options/            Option Price
                                            Shares              Per Share
                                          -------------------------------------
  Balance, December 31, 1997                  475,556              $ 2.62
Granted                                       530,000                6.72
Canceled                                      (19,556)               3.25
Exercised                                     (56,500)               3.06
                                           ------------------------------------
  Balance, December 31, 1998                  929,500              $ 4.92
Granted                                        50,000                5.88
Canceled                                      (69,166)               5.98
Exercised                                    (143,000)               2.31
                                           ------------------------------------
  Balance, December 31, 1999                  767,334              $ 5.37
Granted                                       100,000                6.72
Canceled                                     (239,000)               2.77
Exercised                                    (133,334)               6.63
                                           ------------------------------------
  Balance, December 31, 2000                  495,000              $ 1.28
                                           ====================================

As of December 31, 2000, 1999, and 1998,  respectively,  351,666,  398,445,  and
337,500, of these options were exercisable.

The following table summarizes information about fixed stock options outstanding as of December 31, 2000:


         Options outstanding:
           Range of exercise prices                         $0.25-$2.26
           Number outstanding, December 31, 2000                495,000
           Weighted-average exercise price                        $1.28

         Options exercisable:
           Range of exercise prices                         $0.25-$1.81
           Number exercisable, December 31, 2000                351,666
           Weighted-average exercise price                        $0.98


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

                                                                 Commercial
                                                                    and             Management
                                                                 Industrial       of Investment
                                                                 Equipment           Programs
                                                                  Leasing           and Other
                                                  Trailer           and             Equipment
For the year ended December 31, 2000              Leasing        Financing           Leasing           Other1        Total
                                                --------------------------------------------------------------------------------
Revenues
Lease revenue                                  $         --   $            --  $             1,810   $       --   $     1,810
Fees earned                                              --                --                8,704           --         8,704
Loss on disposition of equipment                         --                --                 (416)          --          (416)
Other                                                    --                --                1,453           --         1,453
                                               ---------------------------------------------------------------------------------
  Total revenues                                         --                --               11,551           --        11,551
                                               ---------------------------------------------------------------------------------
Costs and expenses
Operations support                                       --                --                1,085        1,051         2,136
Depreciation and amortization                            --                --                  885           --           885
General and administrative expenses                      --                --                   --        6,851         6,851
                                               ---------------------------------------------------------------------------------
  Total costs and expenses                               --                --                1,970        7,902         9,872
                                               ---------------------------------------------------------------------------------
Operating income (loss)                                  --                --                9,581       (7,902)        1,679
Interest (expense) income, net                           --                --               (1,528)       1,284          (244)
Other expenses, net                                      --                --                 (790)        (543)       (1,333)
                                               ---------------------------------------------------------------------------------
  Income (loss) before income taxes            $              $                $             7,263   $   (7,161)  $       102
                                                         --                --
                                               =================================================================================

Income (loss) from discontinued operations,
net of
  income taxes                                 $        281   $           (71) $                --   $            $       210
                                                                                                             --
                                               =================================================================================

Gain on disposition of discontinued
operations,
  net of income taxes                          $      4,990   $                $                --   $       --   $     4,990
                                               =================================================================================

Total assets as of December 31, 2000           $              $                $            28,575   $   11,832   $    40,407
                                                         --                --
                                               =================================================================================

_________________________________

1 Includes costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and interest income and certain other expenses.

                                                             Commercial
                                                                and            Management
                                                             Industrial      of Investment
                                                             Equipment          Programs
                                                              Leasing          and Other
                                                Trailer         and            Equipment
For the year ended December 31, 1999            Leasing      Financing          Leasing       Other2        Total
                                              -------------------------------------------------------------------------
Revenues
Lease revenue                                    $     --       $      --         $     1,194     $   --     $ 1,194
Fees earned                                            --              --               9,032         --       9,032
Other                                                  --              --               1,358         --       1,358
                                               ------------------------------------------------------------------------
  Total revenues                                       --              --              11,584         --      11,584
                                               ------------------------------------------------------------------------
Costs and expenses
Operations support                                     --              --               1,735        739       2,474
Depreciation and amortization                          --              --                 385         --         385
General and administrative expenses                    --              --                  --      5,224       5,224
                                               ------------------------------------------------------------------------
  Total costs and expenses                             --              --               2,120      5,963       8,083
                                               ------------------------------------------------------------------------
Operating income (loss)                                --              --               9,464     (5,963)      3,501
Interest (expense) income, net                         --              --              (2,261)       343      (1,918)
Other income (expenses), net                           --              --                 833       (112)        721
                                               ------------------------------------------------------------------------
  Income (loss) before income taxes              $     --       $      --         $     8,036   $ (5,732)  $
                                                                                                               2,304
                                               ========================================================================

Income from discontinued operations, net of
    income taxes                                 $    932        $    811          $       --     $   --     $ 1,743
                                               ========================================================================

Loss on disposition of discontinued
operations, net of
    income taxes                                 $     --       $    (550)         $       --     $   --     $  (550)
                                               ========================================================================

Cumulative effect of accounting change, net of
 income taxes                                    $     --       $    (250)         $       --     $   --     $  (250)
                                               ========================================================================

Total assets as of December 31, 1999            $  21,211      $   30,990         $    25,796    $ 6,728    $ 84,725
                                               ========================================================================

                                                             Commercial
                                                                and            Management
                                                             Industrial      of Investment
                                                             Equipment          Programs
                                                              Leasing          and Other
                                                Trailer         and            Equipment
For the year ended December 31, 1998            Leasing      Financing          Leasing         Other1      Total
                                              -------------------------------------------------------------------------
Revenues
Lease revenue                                     $    --       $      --         $     2,269     $   --     $ 2,269
Fees earned                                            --              --              12,075         --      12,075
Gain on disposition of assets, net                     --              --               1,432         --       1,432
Other                                                  --              --               3,023         --       3,023
                                               ------------------------------------------------------------------------
  Total revenues                                       --              --              18,799         --      18,799
                                               ------------------------------------------------------------------------
Costs and expenses
Operations support                                     --              --               4,731      2,283       7,014
Depreciation and amortization                          --              --               1,056         --       1,056
General and administrative expenses                    --              --                  --      6,082       6,082
                                               ------------------------------------------------------------------------
  Total costs and expenses                             --              --               5,787      8,365      14,152
                                               ------------------------------------------------------------------------
Operating income (loss)                                --              --              13,012     (8,365)      4,647
Interest (expense) income, net                         --              --              (1,343)       212      (1,131)
Other income, net                                      --              --                 473         --         473
                                               ------------------------------------------------------------------------
  Income (loss) before income taxes               $    --       $      --        $     12,142   $ (8,153)    $ 3,989
                                               ========================================================================

Income (loss) from discontinued operations,
    net of income taxes                           $  (705 )     $   3,178          $       --     $   --     $ 2,473
                                               ========================================================================

Total assets as of December 31, 1998             $ 18,894      $   32,930        $     31,499    $12,236    $ 95,559
                                               ========================================================================

--------

1 Includes costs not identifiable to a particular segment such as general and administrative, certain operations support expenses, and interest income and certain other expenses.

16. GEOGRAPHIC INFORMATION

Financial information about the Company's foreign and domestic operations follow:

Revenues from continuing operations for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands of dollars):


                                      2000          1999              1998
                                  ----------------------------------------------
Domestic                          $     11,551  $     11,584      $    16,846
International                               --            --            1,953
                                  ----------------------------------------------
    Total revenues                $     11,551  $     11,584      $    18,799
                                  ==============================================

Long-lived assets from continuing operations as of December 31, 2000, 1999, and 1998 are as follows (in thousands of dollars):


                                       2000          1999              1998
                                   ---------------------------------------------

Domestic                           $     18,897  $     22,483      $    26,515
International                                73           535              814
                                   ---------------------------------------------
    Total long-lived assets        $     18,970  $     23,018      $    27,329
                                   =============================================

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

17.     ESTIMATED FAIR VALUE OF THE COMPANY'S FINANCIAL INSTRUMENTS

The Company  estimates  the fair value of it's  financial  instruments  based on recent  similar  transactions  the Company has entered into.  The estimated fair values of the Company's  financial  instruments are as follows as of December 31
(in thousands of dollars):
                                                               2000                                    1999
                                                -----------------------------------     -----------------------------------
                                                    Carrying             Fair               Carrying             Fair
                                                     Amount              Value               Amount              Value
                                                ----------------     --------------     ----------------     --------------
      Financial assets:
        Restricted cash (Note 5)                $         2,530    $         2,530      $         1,766    $         1,766
      Financial liabilities:
        Senior secured notes (Note 8)                        --                 --               20,679             20,679

18.     QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands of dollars, except per share amounts):

                                                                                 2000
                                            ------------------------------------------------------------------------------
                                               March          June             September         December
                                                31,           30,               30,                 31,          Total
                                            ------------------------------------------------------------------------------
Revenue from continuing operations          $    2,499    $    2,235            $  4,463      $       2,354   $   11,551
Net income (loss) from continuing
  operations                                $      390    $      (88)           $    688      $        (927)  $       63
Income (loss) from discontinued
  operations                                      (309)          650            $   (509)               378          210
Gain from disposition of discontinued
  operations                                        --            --               4,785                205        4,990
                                            ------------------------------------------------------------------------------
Net income (loss) to common shares          $       81    $      562            $  4,964      $        (344)  $    5,263
                                            ==============================================================================

Basic income per common share:
Net income (loss) from continuing
  operations                                      0.05         (0.01)               0.09              (0.12)        0.01
  Income (loss) from discontinued
  operations                                     (0.04)         0.08               (0.06)              0.05         0.03
Gain from disposition of discontinued
  operations                                        --            --                0.64               0.02         0.66
                                            ------------------------------------------------------------------------------
Net income (loss) to common shares          $     0.01    $     0.07            $   0.67      $       (0.05)  $     0.70
                                            ==============================================================================

Diluted income per common share:
Net income (loss) from continuing
  operations                                      0.05         (0.01)               0.09              (0.12)        0.01
Income (loss) from discontinued
  operations                                     (0.04)         0.08               (0.07)              0.06         0.03
Gain from disposition of discontinued
  operations                                        --            --                0.64               0.01         0.65
                                            ------------------------------------------------------------------------------
Net income (loss) to common shares          $     0.01    $     0.07            $   0.66      $       (0.05)  $     0.69
                                            ==============================================================================


                                                                                    1999
                                                 ---------------------------------------------------------------------------
                                                    March          June           September        December
                                                     31,            30,             30,               31,          Total
                                                 ---------------------------------------------------------------------------
Revenue from continuing operations               $    3,249     $   3,278     $       2,614     $       2,443   $   11,584

Net income (loss) from continuing
  operations                                     $      538     $     199     $         730     $         (54)  $    1,413
Income (loss) from discontinued operations             (228)          522               647               802        1,743
Loss on disposition of discontinued
    operations                                           --            --                --              (550)        (550)
Cumulative effect of accounting
    change                                             (250)           --                --                --         (250)
                                                 ---------------------------------------------------------------------------
Net income to common shares                      $       60     $     721     $       1,377     $         198   $    2,356
                                                 ===========================================================================

Basic income per common share:
  Net income (loss) from continuing
    operations                                   $     0.07     $    0.02     $        0.09     $       (0.01)  $     0.17
  Income (loss) from discontinued
    operations                                        (0.03)         0.07              0.08              0.10         0.22
  Loss on disposition of discontinued
    operations                                           --            --                --             (0.07)       (0.07)
  Cumulative effect of accounting
    change                                            (0.03)           --                --                --        (0.03)
                                                 ---------------------------------------------------------------------------
Net income to common shares                      $     0.01     $    0.09     $        0.17     $        0.02   $     0.29
                                                 ===========================================================================

Diluted income per common share:
  Net income (loss) from continuing
    operations                                   $     0.07     $    0.02     $        0.09     $       (0.01)  $     0.17
  Income (loss) from discontinued
    operations                                        (0.03 )        0.07              0.08              0.10         0.22
  Loss on disposition of discontinued
    operations                                           --            --                --             (0.07)       (0.07)
  Cumulative effect of accounting
    change                                            (0.03)           --                --                --        (0.03)
                                                 ---------------------------------------------------------------------------
Net income to common shares                      $     0.01     $    0.09     $        0.17     $        0.02   $     0.29
                                                 ===========================================================================


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

                                                                     SCHEDULE II


                            PLM International, Inc.
                       Valuation and Qualifying Accounts

                  Year Ended December 31, 2000, 1999 and 1998
                           (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $        243       $           --        $      (122)    $      121
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $        240       $            3        $        --     $      243
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $        204       $          110        $       (74)    $      240
                                           ======================================================================

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