Form 10-Q
period 2001-03-31
PLM INTERNATIONAL INC
filed 2001-05-11
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of May 7, 2001 - 7,554,510 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                         2001            2000
                                                                       -------         -------
Revenues
Operating lease income                                                 $   513         $    45
Management fees                                                          1,536           1,811
Partnership interests and other fees                                       563             217
Acquisition and lease negotiation fees                                     185              19
Other                                                                      299             343
                                                                       -------         -------
    Total revenues                                                       3,096           2,435
                                                                       -------         -------
Costs and expenses
Operations support                                                         254             586
Depreciation and amortization                                              243             157
General and administrative                                               2,057           1,200
                                                                       -------         -------
    Total costs and expenses                                             2,554           1,943
                                                                       -------         -------
Operating income                                                           542             492
Interest expense                                                            (1)           (431)
Interest income                                                             95             203
                                                                       -------         -------
  Income before income taxes                                               636             264
Provision for income taxes                                                 254             100
                                                                       -------         -------
  Net income from continuing operations                                    382             164
Loss from discontinued operations, net of income tax                      --               (83
                                                                       -------         -------
      Net income to common shares                                      $   382         $    81
                                                                       =======         =======
Basic earnings per weighted-average common share outstanding:
      Income from continuing operations                                $  0.05         $  0.02
      Loss from discontinued operations                                   --             (0.01)
                                                                       -------         -------
                                                                       $  0.05         $  0.01
                                                                       =======         =======
Diluted earnings per weighted-average common share outstanding:
      Income from continuing operations                                $  0.05         $  0.02
      Loss from discontinued operations                                   --             (0.01)
                                                                       -------         -------
                                                                       $  0.05         $  0.01
                                                                       =======         =======

                        See accompanying notes to these  consolidated  financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)
                                     ASSETS
                                                                                   March 31,       December 31,
                                                                                     2001             2000
                                                                                   --------         --------
Cash and cash equivalents                                                          $  5,008         $  5,874
Receivables (net of allowance for doubtful accounts of $0.1 million as of
  March 31, 2001 and December 31, 2000)                                                 851            1,045
Receivables from affiliates                                                           6,943            1,207
Equity interest in affiliates                                                        15,421           15,753
Assets held for sale                                                                   --             10,250
Restricted cash and cash equivalents                                                     48            2,530
Other assets, net                                                                     3,084            3,748
                                                                                   --------         --------
    Total assets                                                                   $ 31,355         $ 40,407
                                                                                   ========         ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Payables and other liabilities                                                     $  7,555         $ 15,909
Deferred income taxes                                                                 8,409            8,885
                                                                                   --------         --------
  Total liabilities                                                                  15,964           24,794

Shareholders' equity
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of March 31, 2001 and December 31, 2000)             --               --
Common stock ($0.01 par value, 50.0 million shares
  authorized and 7,554,510 shares issued and outstanding
  as of March 31, 2001 and December 31, 2000)                                           112              112
Paid-in capital, in excess of par                                                    36,943           37,547
Treasury stock (4,481,245 shares as of March 31, 2001 and
  December 31, 2000)                                                                (19,875)         (19,875)
Accumulated deficit                                                                  (1,789)          (2,171)
                                                                                   --------         --------
  Total shareholders' equity                                                         15,391           15,613
                                                                                   --------         --------
    Total liabilities and shareholders' equity                                     $ 31,355         $ 40,407
                                                                                   ========         ========

                        See accompanying notes to these  consolidated  financial statements.

                             PLM INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
 For the Year Ended December 31, 2000 and the Three Months Ended March 31, 2001
                            (in thousands of dollars)

                                                    Common Stock                        Accumulated
                                       --------------------------------------------      Deficit &
                                                      Paid-in                           Accumulated
                                                     Capital in                            Other             Total
                                         At            Excess              Treasury    Comprehensice      Shareholders'
                                         Par           of Par               Stock          Income            Equity
                                       ----------------------------------------------------------------------------------
  Balances, December 31, 1999          $ 112      $   75,059           $  (18,324)     $   (7,434)      $    49,413
Comprehensive income:
  Net income                                                                                5,263             5,263
Exercise of stock options                               (289)               1,037                               748
Common stock purchases                                                     (2,588)                           (2,588)
Liquidating distribution                             (37,223)                                               (37,223)
                                       ----------------------------------------------------------------------------------
  Balances, December 31, 2000            112          37,547              (19,875)         (2,171)           15,613

Comprehensive income:
  Net income                                                                                  382               382
Redemption of stock options                             (604)                                                  (604)
                                       ----------------------------------------------------------------------------------
  Balances, March 31, 2001             $ 112      $   36,943           $  (19,875)     $   (1,789)      $    15,391
                                       ==================================================================================

                         See accompanying notes to these consolidated financial statements.

                                   PLM INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands of dollars)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2001             2000
                                                                                  --------         --------
Operating activities

Net income from continuing operations                                             $    382         $    164
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                      243              157
    Deferred income tax                                                               (476)             252
    Gain on disposition of assets, net                                                 (16)            --
    Equity income of managed programs                                                 (715)            (441)
    (Decrease) increase in payables and other liabilities                           (8,354)           1,206
    Increase in receivables and receivables from affiliates                            (42)          (2,016)
    Amortization of organization and offering costs                                    152              224
    Decrease (increase) in other assets                                                338                2
                                                                                  --------         --------
       Cash used in operating activities of continuing operations                   (8,488)            (452)
       Cash provided by operating activities of discontinued operations               --                723
                                                                                  --------         --------
      Net cash (used in) provided by operating activities                           (8,488)             271
                                                                                  --------         --------

Investing activities

Cash distribution from managed programs                                                895            1,216
Note receivable from affiliate                                                      (5,500)            --
Principal payments received on finance leases                                         --                140
Purchase of property, plant, and equipment                                            --                 (2)
Proceeds from sale of subsidiary, net of transaction costs                            --             28,275
Proceeds from the sale of equipment for lease                                           99             --
Proceeds from the sale of assets held for sale                                      10,250             --
Decrease in restricted cash and restricted cash equivalents                          2,482              332
Cash used in investing activities of discontinued operations                          --             (5,432)
                                                                                  --------         --------
      Net cash provided by investing activities                                      8,226           24,529
                                                                                  --------         --------
Financing activities

Borrowings of short-term warehouse credit facilities                                  --              1,200
Repayment of short-term warehouse credit facilities                                   --             (1,200)
Repayment of senior secured notes                                                     --             (1,880)
Proceeds from exercise of stock options                                               --                 30
Redemption of stock options                                                           (604)            --
Purchase of stock                                                                     --               (338)
Cash used in financing activities of discontinued operations                          --             (2,065)
                                                                                  --------         --------
      Net cash used in financing activities                                           (604)          (4,253)
                                                                                  --------         --------
Net (decrease) increase  in cash and cash equivalents                                 (866)          20,547
Cash and cash equivalents at beginning of period                                     5,874            2,089
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $  5,008         $ 22,636
                                                                                  ========         ========
Supplemental information

Net cash paid for interest from continuing operations                             $      1         $    431
                                                                                  ========         ========
Net cash paid for interest from discontinued operations                           $   --           $  2,845
                                                                                  ========         ========
Net cash paid for income taxes                                                    $  5,828         $    182
                                                                                  ========         ========

                     See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly-owned subsidiaries (the Company's) financial position as of March 31, 2001 and December 31, 2000, statements of income for the three months ended March 31, 2001 and 2000, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 2000 and the three months ended March 31, 2001 and statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

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

3.   Discontinued Operations

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. The Company received additional proceeds of $3.2 million, which were included in receivables on consolidated balance sheet as of March 31, 2000, in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale were $3.9 million of which $0.7 million was paid in the first quarter of 2000. Net proceeds to the Company from the sale of AFG was $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

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

Accordingly, both the Company's AFG and trailer leasing operations are accounted for as discontinued operations. Net loss from discontinued operations for the quarter ended March 31, 2000 are as follows (in thousands of dollars):

                                                     Trailer
                                                     Leasing           AFG          Total
                                                  -------------------------------------------
Revenues                                          $     7,472    $    4,076     $   11,548
Costs and expenses                                     (6,438)       (2,225)        (8,663)
                                                  -------------------------------------------
Operating income                                        1,034         1,851          2,885
Interest expense, net                                  (1,089)       (1,607)        (2,696)
                                                  -------------------------------------------
Net income (loss) from discontinued operations
  before income taxes                                     (55)          244            189
Provision for (benefit from) income tax                   (21)           93             72
Net income previously accrued as a component
  of loss on a discontinued operation                      --          (200)          (200)
                                                  -------------------------------------------
Net loss from discontinued operations             $       (34)   $      (49)    $      (83)
                                                  ===========================================

During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.

4.   Assets Held For Sale

As of March 31, 2001, the Company had no assets held for sale. As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first quarter of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value.

5.   Shareholders' Equity

The total common shares outstanding were 7,554,510 as of March 31, 2001 and December 31, 2000.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended March 31, 2001 and 2000 was 7,554,510 and 7,702,985, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended March 31, 2001 and 2000 was 7,570,940 and 7,761,244, respectively.

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

6.   Legal Matters (continued)

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

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

6.   Legal Matters (continued)

A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and
Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. Any objector to the settlement may file objections to the Report and Recommendation. The Report and
Recommendation, along with any objections, will be reviewed by the district court judge, who may approve, reject or modify any of the magistrate judge's findings or recommendations, and who may also receive further evidence or recommit the matter to the magistrate judge. The parties await the district court's ruling on the Report and Recommendation.

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

7.   Operating Segments

In the first quarter of 2000, the Company operated in three operating segments: the management of investment programs and other equipment leasing, trailer leasing, and commercial and industrial equipment leasing and financing. The management of investment programs and other equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other equipment. The Company sold its commercial and industrial equipment leasing subsidiary, AFG, on March 1, 2000 and its trailer leasing operations on September 30, 2000. Accordingly, these segments are accounted for as discontinued operations. With the sale of AFG and the trailer leasing operations, the Company operated in only one segment in the first quarter of 2001, which is the management of investment programs and other transportation equipment leasing. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses, certain operation support costs and income taxes.

8.   Subsequent Events

In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF
VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit agreement. The Company, EGF VI, EGF VII, and Fund I, collectively may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. All borrowings are guaranteed by the Company.

On April 10, 2001, the Company entered into an office lease agreement with 120 Montgomery Associates, LLC. for use as its principal office space. Annual lease commitments for this office total $0.1 million for the remainder of 2001, $0.2 million in 2002, $0.2 million in 2003, and $0.1 million in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management of Investment Programs

The Company syndicated investment programs from which it earns various fees and equity interests. Professional Lease Management Income Fund I, LLC was structured as a limited liability company with a no front-end fee structure. The previously syndicated limited partnership programs allow the Company to receive fees for the acquisition and initial leasing of the equipment. The Fund I program does not provide for acquisition and lease negotiation fees. The Company invested the equity raised through syndication for these programs in transportation equipment and related assets, which it manages on behalf of the investors. The equipment management activities for these types of programs generate equipment management fees for the Company over the life of a program. The limited partnership agreements entitle the Company to receive a 1% or 5% interest in the cash distributions and earnings of a partnership, subject to certain allocation provisions. The Fund I agreement entitles the Company to a 15% interest in the cash distributions and 1% of earnings of the program, subject to certain allocation provisions per the operating agreement. The Company's interest in the earnings and distributions of Fund I will increase to 25% after the investors have received distributions equal to their original invested capital.

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

Accordingly, the Company's trailer leasing is accounted for as a discontinued operation.

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

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000. On that date, the Company received $29.0 million for AFG. The Company received additional proceeds of $3.2 million, which were included in receivables on consolidated balance sheet as of March 31, 2000, in the second quarter of 2000 related to the sale of AFG. Taxes and transaction costs related to the sale were $3.9 million of which $0.7 million was paid in the first quarter of 2000. Net proceeds to the Company from the sale of AFG was $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation.

Comparison of the Company's Operating Results for the Three Months Ended March 31, 2001 and 2000

The following analysis reviews the operating results of the Company:

Revenues

                                                     For the Three Months
                                                       Ended March 31,
                                                  2001                   2000
                                             -----------------------------------
                                                   (in thousands of dollars)
Operating lease income                        $     513             $       45
Management fees                                   1,536                  1,811
Partnership interests and other fees                563                    217
Acquisition and lease negotiation fees              185                     19
Other                                               299                    343
                                             -----------------------------------
  Total revenues                              $   3,096             $    2,435

The fluctuations in revenues for the three months ended March 31, 2001, compared to the same quarter in 2000, are summarized and explained below.

Operating lease income by equipment type:

                                                     For the Three Months
                                                        Ended March 31,
                                                  2001                   2000
                                             -----------------------------------
                                                  (in thousands of dollars)

Lease income from assets held for sale        $     347             $       --
Other                                               166                     45
                                             -----------------------------------
  Total operating lease income                $     513             $       45

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $0.5 million during the first quarter of 2001 compared to the same quarter of 2000.

Lease income from assets held for sale increased $0.3 million during the first quarter of 2001 compared to the same quarter of 2000. The Company earned $0.3 million in operating lease income from the $10.3 million in marine containers that were held for sale for 78 days in the first quarter of 2001. These marine containers were sold to the affiliated programs at cost, which approximated their fair market value. There were no assets held for sale by the Company during the first quarter of 2000.

Other operating lease income increased $0.1 million during the first quarter of 2001 compared to the same quarter of 2000 due to the increase in volume of other assets on operating lease.

Management fees:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees decreased $0.3 million during the first quarter of 2001 compared to the same quarter of 2000. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund (EGF) programs and other managed programs. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

Partnership interests and other fees:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The partnership interests and other fees in the first quarters of 2001 and 2000 were $0.6 million and $0.2 million, respectively. The increase of $0.4 million in net earnings from the affiliated entities in the first quarter of 2001 compared to the same quarter of 2000, is a result of gains from the disposition of equipment in certain of the EGF programs.

Acquisition and lease negotiation fees:

During the quarter ended March 31, 2001, the Company on behalf of the EGF programs, purchased transportation and other equipment for $8.0 million compared to $2.6 million of transportation and other equipment during the quarter ended March 31, 2000, resulting in a $0.2 million increase in acquisition and lease negotiation fees. The Company has reached certain fee limitations for certain affiliated programs per the partnerships' agreements. During the first quarter of 2001, the Company did not take acquisition and lease negotiation fees for $5.0 million of the equipment purchased for one of these programs. In addition, during the first quarter of 2000, the Company did not take acquisition and lease negotiation fees for a $2.2 million hushkit purchased for an affiliated program as the investment phase of this affiliated program is closed. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

Costs and Expenses

                                                For the Three Months
                                                  Ended March 31,
                                               2001               2000
                                         -------------------------------------
                                              (in thousands of dollars)
Operations support                        $       254         $        586
Depreciation and amortization                     243                  157
General and administrative                      2,057                1,200
                                         -------------------------------------
  Total costs and expenses                $     2,554         $      1,943

Operations support:

Operations support expense, including salary and office-related expenses for operational activities and provision for doubtful accounts, decreased $0.3 million (57%) for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The decrease in operations support expense was primarily due to a decrease in compensation and benefits expense resulting from staff reductions.

Depreciation and amortization:

Depreciation and amortization expenses increased $0.1 million (55%) for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The increase resulted from an increase in the volume of other assets held for operating lease.

General and administrative:

General and administrative expenses increased $0.9 million (71%) during the quarter ended March 31, 2001, compared to the same quarter in 2000. A $0.5 million increase, net of allocations to the investment programs, was due to severance costs incurred in the first quarter of 2001 related to staffing reductions. A $0.3 million increase was due to stock option expenses incurred in the first quarter of 2001. Similar expenses were not incurred in the first quarter of 2000.

Other Income and Expenses

                                             For the Three Months
                                               Ended March 31,
                                             2001           2000
                                        ------------------------------
                                          (in thousands of dollars)
       Interest expense                 $    (1)       $   (431)
       Interest income                       95             203

Interest expense:

Interest expense decreased $0.4 million (100%) during the quarter ended March 31, 2001 compared to the same quarter in 2000, due to the Company's repayment of the senior secured notes in 2000.

Interest income:

Interest income decreased $0.1 million (53%) during the quarter ended March 31, 2001 compared to the same quarter of 2000, as a result of lower average cash balances during the quarter ended March 31, 2001 compared to the same quarter of 2000.

Provision for income taxes:

For the three months ended March 31, 2001, the provision for income tax was $0.3 million, representing an effective rate of 40%. For the three months ended March 31, 2000, the provision for income taxes was $0.1 million, representing an effective rate of 38%. The increase in effective rate of 2% was due to a change in state apportionment factors that increased the effective state tax rate.

Net Loss from Discontinued Operations

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

Accordingly, the Company's trailer leasing and commercial and industrial leasing
operations  are  accounted  for  as  discontinued  operations.   Net  loss  from
discontinued operations for 2000 are as follows (in thousands of dollars):

                                                                      2000
                                                       ---------------------------------
                                                       Trailer
                                                       Leasing        AFG        Total
                                                       --------     --------    --------
Revenues
Operating lease income                                 $  7,245     $  1,841    $  9,086
Finance lease income                                       --          1,650       1,650
Management fees                                             173          100         273
Partnership interests                                        64         --            64
Gain (loss) on disposition of assets, net                   (13)          40          27
Other                                                         3          445         448
                                                       --------     --------    --------
  Total revenues                                          7,472        4,076      11,548
                                                       --------     --------    --------
Costs and expenses
Operations support                                        3,687          720       4,407
Depreciation and amortization                             2,365        1,505       3,870
General and administrative expenses                         386         --           386
                                                       --------     --------    --------
  Total costs and expenses                                6,438        2,225       8,663
                                                       --------     --------    --------
Operating income                                          1,034        1,851       2,885
Interest expense, net                                    (1,089)      (1,607)     (2,696)
                                                       --------     --------    --------
Net income (loss) from discontinued operations
  before income taxes                                       (55)         244         189
(Benefit from) provision for income tax                     (21)          93          72
Net income previously accrued as a component
  of loss on a discontinued operation                      --           (200)       (200)
                                                       --------     --------    --------
Net loss from discontinued operations                  $    (34)    $    (49)   $    (83)
                                                       ========     ========    ========

During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 2000 and is not included in the above table.

Net Income

As a result of the foregoing, for the three months ended March 31, 2001, net income was $0.4 million resulting in basic and diluted earnings per weighted-average common share outstanding of $0.05. For the three months ended March 31, 2000, net income was $0.1 million resulting in basic and diluted earnings per weighted-average common share outstanding of $0.01.

Liquidity and Capital Resources

Cash requirements have historically been satisfied through cash flow from operations, borrowings, the sale of equipment, and the sale of business segments.

During the three months ended March 31, 2001, accounts receivable decreased $0.2 million. A $0.1 million decrease in receivables resulted from the payment of receivables from the insurance company in the Koch matter. A $0.1 million decrease in accounts receivable resulting from the payment of receivables from lease revenues earned from containers held for sale.

As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first quarter of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value. As of March 31, 2001, the Company had no assets held for sale.

During the three months ended March 31, 2001, restricted cash decreased $2.5 million. The Company's agreement to be purchased by MILPI Acquisition Corp. required the Company to place $1.7 million into an escrow account as of December 31, 2000. Concurrent with the conclusion of the tender offer, the $1.7 million in restricted cash held in an escrow account was released to the Company in the first quarter of 2001. Restricted cash as of December 31, 2000 also included
$0.8 million provided for the Company's obligations under the deferred compensation agreements. These deferred compensation obligations were paid during the first quarter of 2001.

During the three months ended March 31, 2001, other assets decreased $0.7 million. A $0.3 million decrease was due to a reduction of prepaid insurance and prepaid rent. A $0.3 million decrease was due to a decrease in net book value of other assets.

During the three months ended March 31, 2001, accounts payable and accrued expenses decreased $8.4 million. A $5.0 million of this decrease was the result of federal and state income tax payments made in the first quarter of 2001. A $3.4 million decrease in accrued compensation was due to the payment of all amounts outstanding under the Company's deferred compensation plan and the reduction in staff.

Liquidity for the remainder of 2001 and beyond will depend, in part, on the management of existing sponsored programs, the effectiveness of cost control programs, and the purchase and sale of equipment. Management believes the Company can accomplish the preceding and that it will have sufficient liquidity and capital resources for the future. Future liquidity is influenced by the factors summarized below.

Debt financing:

Warehouse Credit Facility: In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit agreement. The Company, EGF VI, EGF VII, and Fund I, collectively may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. All borrowings are guaranteed by the Company.

Cost Control Program

The Company is currently reviewing all expenses. As part of this review, the Company has determined certain functions can be completed more economically by third-party service providers. Total Company headcount is expected to be reduced from 47 as of March 31, 2001 to 20 by June 30, 2001. In the first quarter of 2001, the Company took a charge of $0.5 million related to these staff reductions.

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

None.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(A)    Exhibits

10.1 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth and Income Fund VII, Professional Lease Management Income Fund I, LLC., and Imperial Bank and PFF Bank and Trust dated April 13, 2001.

10.2 Office Lease Agreement between 120 Montgomery Associates, LLC and PLM Financial Services Inc. dated April 10, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PLM INTERNATIONAL, INC.


                                                         -----------------------
                                                         Richard K Brock
                                                         Chief Financial Officer

      Date: May 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLM INTERNATIONAL, INC.



                                            /s/ Richard K Brock
                                            ------------------------------------
                                            Richard K Brock
                                            Chief Financial Officer

       Date: May 7, 2001