Form 10-Q
period 2001-06-30
PLM INTERNATIONAL INC
filed 2001-08-09
CIK 814677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ---------------------------------------------------
                                    FORM 10-Q




     [x] Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly the fiscal quarter ended June 30, 2001

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                          Commission file number 1-9670
       ------------------------------------------------------------------
                             PLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                        94-3041257
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            120 Montgomery Street
        Suite 1350, San Francisco, CA                             94104
  (Address of principal executive offices)                      (Zip Code)



        Registrant's telephone number, including area code (415) 445-3201
       ------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of August 8, 2001 -7,554,510 shares.

                             PLM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)

                                                                    For the Three Months                   For the Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                      2001          2000               2001              2000
                                                                   ---------------------------------------------------------------



REVENUES
Operating lease income                                              $     117       $     264         $     630       $     309
Management fees                                                         1,451           1,738             2,987           3,549
Partnership interests and other fees                                      341            (193)              904              24
Acquisition and lease negotiation fees                                     --             134               185             153
Other                                                                     331             192               630             535
                                                                    --------------------------------------------------------------
  Total revenues                                                        2,240           2,135             5,336           4,570
                                                                    --------------------------------------------------------------

COSTS AND EXPENSES
Operations support                                                        385             494               639           1,080
Depreciation and amortization                                             171             239               414             396
General and administrative                                              1,339           1,389             3,396           2,589
                                                                    --------------------------------------------------------------
  Total costs and expenses                                              1,895           2,122             4,449           4,065
                                                                    --------------------------------------------------------------

Operating income                                                          345              13               887             505

Interest expense                                                           (2)           (439)               (3)           (870)
Interest income                                                           140             400               235             603
Other expenses, net                                                       (61)             (2)              (61)             (2)
                                                                    --------------------------------------------------------------
  Income (loss) before income taxes                                       422             (28)           1,058             236

Provision for (benefit from) income taxes                                 168             (11)              422              89
                                                                    --------------------------------------------------------------

  Income (loss) from continuing operations                                254             (17)              636             147

Income from discontinued operations, net of income tax                     --             579                --             496
                                                                    --------------------------------------------------------------

     Net income to common shares                                    $     254       $     562         $     636       $     643
                                                                    ==============================================================
,
Basic earnings per weighted-average common share
  outstanding
      Income (loss) from continuing operations                      $    0.03       $   (0.01)        $    0.08       $    0.02
      Income from discontinued operations                                  --            0.08                --            0.06
                                                                    --------------------------------------------------------------
                                                                    $    0.03       $    0.07         $    0.08       $    0.08
                                                                    ==============================================================

Diluted earnings per weighted-average common share
  outstanding
      Income (loss) from continuing operations                      $    0.03       $   (0.01)        $    0.08       $    0.02
      Income from discontinued operations                                  --            0.08                --            0.06
                                                                    --------------------------------------------------------------
                                                                    $    0.03       $    0.07         $    0.08       $    0.08
                                                                    ==============================================================




                  `



       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)



                                     ASSETS
                                                                                                June 30,           December 31,
                                                                                                  2001                 2000
                                                                                           ---------------------------------------

Cash and cash equivalents                                                                   $    10,363      $            5,874
Receivables (net of allowance for doubtful accounts of $0.1 million as of
  June 30, 2001 and December 31, 2000)                                                              415                   1,045
Receivables from affiliates                                                                         898                   1,207
Equity interest in affiliates                                                                    15,446                  15,753
Assets held for sale                                                                                 --                  10,250
Restricted cash and cash equivalents                                                                 48                   2,530
Other assets, net                                                                                 2,757                   3,748
                                                                                            -------------------------------------
    Total assets                                                                            $    29,927      $           40,407
                                                                                            =====================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Payables and other liabilities                                                              $     5,875      $          15,909
Deferred income taxes                                                                             8,407                  8,885
                                                                                            -------------------------------------
  Total liabilities                                                                              14,282                 24,794

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of June 30, 2001 and December 31, 2000)                            --                     --
Common stock ($0.01 par value, 50.0 million shares
  authorized and 7,554,510 shares issued and outstanding
  as of June 30, 2001 and December 31, 2000)                                                        112                    112
Paid-in capital, in excess of par                                                                36,943                 37,547
Treasury stock (4,481,245 shares as of June 30, 2001 and
  December 31, 2000)                                                                            (19,875)               (19,875)
Accumulated deficit                                                                              (1,535)                (2,171)
                                                                                            -------------------------------------
  Total shareholders' equity                                                                     15,645                 15,613
                                                                                            -------------------------------------
    Total liabilities and shareholders' equity                                              $    29,927      $          40,407
                                                                                            =====================================


















       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  For the Year Ended December 31, 2000 and the
                         Six Months Ended June 30, 2001
                            (in thousands of dollars)




                                                                                        Accumulated
                                                    Common Stock                        Deficit &
                                     --------------------------------------------
                                                     Paid-in                            Accumulated
                                                   Capital in                              Other               Total
                                             At        Excess                Treasury   Comprehensive       Shareholders'
                                             Par       of Par                 Stock        Income             Equity
                                     ------------------------------------------------------------------------------------

      Balances, December 31, 1999           $  112     $   75,059        $  (18,324)    $   (7,434)   $     49,413
    Comprehensive income:
      Net income                                                                             5,263           5,263
    Exercise of stock options                                (289)            1,037                            748
    Common stock purchases                                                   (2,588)                        (2,588)
    Liquidating distribution                              (37,223)                                         (37,223)
                                            -----------------------------------------------------------------------------
      Balances, December 31, 2000              112         37,547           (19,875)       (2,171)         15,613

    Comprehensive income:
      Net income                                                                               636             636
    Redemption of stock options                              (604)                                            (604)
                                            -----------------------------------------------------------------------------
      Balances, June 30, 2001               $  112     $   36,943        $  (19,875)    $   (1,535)   $     15,645
                                            =============================================================================



























       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                          For the Six Months
                                                                                                           Ended June 30,
                                                                                                     2001                2000
                                                                                                  --------------------------------
OPERATING ACTIVITIES
Net income from continuing operations                                                             $       636          $      147
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                                         414                 396
    Deferred income tax                                                                                  (478)                709
    Loss on disposition of assets, net                                                                     82                  --
    Equity income from managed programs                                                                (1,208)               (472)
    Decrease in payables and other liabilities                                                        (10,034)             (3,303)
    Decrease (increase) in receivables and receivables from affiliates                                    939              (4,998)
    Amortization of goodwill related to the managed programs                                              304                 448
    Decrease in other assets                                                                              292                 392
                                                                                                  ---------------------------------
       Cash used in operating activities of continuing operations                                      (9,053)             (6,681)
       Cash provided by operating activities of discontinued operations                                    --               5,353
                                                                                                  ---------------------------------
                                                                                                  ---------------------------------
      Net cash used in operating activities                                                            (9,053)             (1,328)
                                                                                                  ---------------------------------

INVESTING ACTIVITIES
Cash distribution from managed programs                                                                 1,211               2,252
Loans made to affiliates                                                                               (5,500)                 --
Repayment of loans made to affiliates                                                                   5,500                  --
Principal payments received on finance leases                                                              --                 279
Purchase of property, plant, and equipment                                                                (55)                 (9)
Purchase of equipment held for sale                                                                        --             (14,000)
Proceeds from sale of subsidiary, net of transaction costs                                                 --              28,275
Proceeds from sale of equipment for lease                                                                 258                  --
Proceeds from assets held for sale                                                                     10,250                  --
Decrease in restricted cash and restricted cash equivalents                                             2,482                 134
Cash used in investing activities of discontinued operations                                               --             (12,871)
                                                                                                  ---------------------------------
      Net cash provided by investing activities                                                        14,146               4,060
                                                                                                  ---------------------------------

FINANCING ACTIVITIES
Borrowings of short-term warehouse credit facility                                                         --              10,200
Repayment of short-term warehouse credit facility                                                          --              (1,300)
Repayment of senior secured notes                                                                          --              (3,760)
Proceeds from exercise of stock options                                                                    --                  30
Redemption of stock options                                                                              (604)                 --
Purchase of stock                                                                                          --              (2,588)
Cash used in financing activities of discontinued operations                                               --              (4,418)
                                                                                                  ---------------------------------
      Net cash used in financing activities                                                              (604)             (1,836)
                                                                                                  ---------------------------------

Net increase in cash and cash equivalents                                                               4,489                 896
Cash and cash equivalents at beginning of period                                                        5,874               2,089
                                                                                                  ---------------------------------
Cash and cash equivalents at end of period                                                        $    10,363          $    2,985
                                                                                                  =================================

SUPPLEMENTAL INFORMATION
Net cash paid for interest from continuing operations                                             $         3          $      854
                                                                                                  =================================
Net cash paid for interest from discontinued operations                                           $        --          $    3,694
                                                                                                  =================================
                                                                                                  =================================
Net cash paid for income taxes                                                                    $     6,301          $      307
                                                                                                  =================================



       See accompanying notes to these consolidated financial statements.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly-owned subsidiaries (the Company's) financial position as of June 30, 2001 and December 31, 2000, statements of income for the three and six months ended June 30, 2001 and 2000, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 2000 and the six months ended June 30, 2001, and statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation (MILPI). In December 2000, MILPI tendered for all the outstanding common stock of the Company at $3.46 per share. In February 2001, PLM International announced that MILPI had completed its cash tender offer for the outstanding common stock of PLM International. MILPI acquired 83% of the common shares outstanding of PLM International through the tender. MILPI intends to complete its acquisition of PLM International by effecting a merger of PLM International into MILPI. In order to effectuate the merger, PLM International must hold a special meeting of its shareholders to approve the merger proposal. MILPI owns sufficient shares to assure approval of the merger proposal at the special meeting and has agreed to vote all of its shares in favor of the merger proposal. In February 2001, the Company filed a preliminary proxy statement for the special meeting. In connection with its review of the preliminary proxy materials, the Securities and Exchange Commission (SEC) has informed the four trusts that own MILPI that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940. The managing trustee of the trusts is engaged in discussions with the staff at the SEC regarding this matter. If necessary, each of the trusts intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose or acquire. PLM International does not intend to schedule the special meeting of stockholders until the issues with the SEC are resolved. Upon completion of the merger, PLMI will no longer be publicly traded.

Due to the continuing stockholder interest, the Company is using the carryover basis of accounting as opposed to the push down basis of accounting.

2. RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3. DISCONTINUED OPERATIONS

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000 for total proceeds of $32.2 million. Taxes and transaction costs related to the sale were $3.9 million. Net proceeds to the Company from the sale of AFG were $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

On May 24, 2000, the Company signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities. PLM shareholders approve the transaction on August 25, 2000. For the sale of the Company's trailer assets, the Company received $69.2 million for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

3. DISCONTINUED OPERATIONS (continued)

Accordingly, both the Company's AFG and trailer leasing operations are accounted for as discontinued operations. Net income (loss) from discontinued operations for the three and six months ended June 30, 2000 are as follows (in thousands of dollars):

                                               For the three months ended              For the six months ended
                                                     June 30, 2000                          June 30, 2000
                                           ------------------------------------ ------------------------------------
                                            Trailer                              Trailer
                                            Leasing       AFG        Total       Leasing       AFG        Total
                                           ----------------------------------   ------------------------------------

REVENUES                                   $   8,115  $       --  $    8,115    $  15,587   $   4,076 $    19,663
COSTS AND EXPENSES                            (6,034)        (46)     (6,080)     (12,472)     (2,271)    (14,743)
                                           ------------------------------------ ------------------------------------
Operating income (loss)                        2,081         (46)      2,035        3,115       1,805       4,920
Interest expense, net                         (1,054)        (48)     (1,102)      (2,143)     (1,655)     (3,798)
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued
operations
  before income taxes                          1,027         (94)        933          972         150       1,122
Provision for (benefit from) income tax          390         (36)        354          369          57         426
Net income previously accrued as a
component
  of loss of a discontinued operation             --          --          --           --        (200)       (200)
                                           ------------------------------------ ------------------------------------
Net income (loss) from discontinued        $     637  $      (58) $      579    $     603   $    (107)$       496
operations
                                           ==================================== ====================================


During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.

4. ASSETS HELD FOR SALE

As of June 30, 2001, the Company had no assets held for sale. As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first six months of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value.

5. DEBT

In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF
VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit facility. The Company, EGF VI, EGF VII, and Fund I, collectively may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. The Company guarantees all borrowings. As of June 30, 2001, there were no loans outstanding under this facility to any of the borrowers.

6. SHAREHOLDERS' EQUITY

The total common shares outstanding were 7,554,510 as of June 30, 2001 and December 31, 2000.

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended June 30, 2001 and 2000 was 7,554,510 and 7,638,701, respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the six months ended June 30, 2001 and 2000 was 7,554,510 and 7,670,843, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive

                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

6. SHAREHOLDERS' EQUITY (continued)

common shares, for the diluted earnings per weighted-average share calculation during the three months ended June 30, 2001 and 2000 was 7,554,510 and
7,698,658, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the six months ended June 30, 2001 and 2000 was 7,586,661 and 7,730,116, respectively.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Partnerships' equipment, (b) the extension (until



                             PLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

7. LEGAL MATTERS (continued)

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

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. Monetary class members who submitted timely claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator, calculated pursuant to the formula set forth in the settlement agreement and court order. These payments to qualifying class members will occur following the expiration of the time for the filing of an appeal, assuming that no appeal is filed. Similarly the equitable settlement will be implemented promptly at the same time and assuming no appeal is filed. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

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

8. OPERATING SEGMENTS

In the first six months of 2000, the Company operated in three operating segments: the management of investment programs and other equipment leasing, trailer leasing, and commercial and industrial equipment leasing and financing. The management of investment programs and other equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other equipment. The Company sold its commercial and industrial equipment leasing subsidiary, AFG on March 1, 2000 and its trailer leasing operations on September 30, 2000. Accordingly, these segments are accounted for as discontinued operations. With the sale of AFG and the trailer leasing operations, the Company operated in only one segment in the first six months of 2001, which is the management of investment programs and other transportation equipment leasing. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses, certain operation support costs and income taxes.

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

TRAILER LEASING

Prior to 2001, the Company operated 22 trailer rental facilities doing business as PLM Trailer Leasing that engaged in short-term and mid-term operating leases.

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

COMMERCIAL AND INDUSTRIAL EQUIPMENT LEASING AND FINANCING

Prior to 2001, the Company funded and managed long-term direct finance leases, operating leases, and loans through its American Finance Group, Inc. (AFG) subsidiary. Master lease agreements were entered into with predominately investment-grade lessees and served as the basis for marketing efforts. The underlying assets represented a broad range of commercial and industrial equipment, such as: point-of-sale, materials handling, computer and peripheral, manufacturing, general-purpose plant and warehouse, communications, medical, and construction and mining equipment. Through AFG, the Company was also engaged in the management of institutional programs for which it originated leases and received acquisition and management fees. The Company also earned syndication fees for arranging purchases and sales of equipment to other unaffiliated third parties.

In October 1999, the Company agreed to sell AFG. On February 25, 2000, the shareholders of PLM International approved the transaction. The sale of AFG was completed on March 1, 2000 for total proceeds of $32.2 million. Taxes and transaction costs related to the sale were $3.9 million. Net proceeds to the Company from the sale of AFG were $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                  For the Three Months
                                                                                     Ended June 30,

                                                                        2001                          2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operating lease income                                                $       117             $        264
Management fees                                                             1,451                    1,738
Partnership interests and other fees                                          341                     (193)
Acquisition and lease negotiation fees                                         --                      134
Other                                                                         331                      192
                                                                     -----------------------------------------
  Total revenues                                                      $     2,240             $      2,135

The fluctuations in revenues for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:
                                                                                  For the Three Months
                                                                                      Ended June 30,

                                                                     2001                           2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Lease income from assets held for sale                                $        --             $        122
Other                                                                         117                      142
                                                                     -----------------------------------------
  Total operating lease income                                        $       117             $        264

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income decreased $0.1 million during the second quarter of 2001 compared to the same quarter of 2000.

A $ 0.1 million decrease in operating lease income in the three months ended June 30, 2001 related to assets held for sale. The Company held no assets for sale in the three months ended June 30, 2001. For 17 days in the second quarter of 2000, the Company owned $14.0 million in marine containers from which the Company earned $0.1 million in operating lease income.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $1.5 million and $1.7 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The Company's net earnings from the affiliated programs was $0.3 million for the quarter ended June 30, 2001 compared to the net losses from the affiliated programs of $0.2 million for the three months ended June 30, 2000. The increase of $0.5 million in net earnings from the affiliated entities in the second quarter of 2001 compared to the same quarter of 2000 is a result of gains from the disposition of equipment in certain of the EGF programs in the second quarter of 2001.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended June 30, 2001, the Company did not purchase any transportation and other equipment for the EGF programs compared to $2.8 million of transportation and other equipment being purchased for these programs during the quarter ended June 30, 2000, resulting in a $0.1 million decrease in acquisition and lease negotiation fees. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees in the future will continue to be less than has been historically earned by the Company.

OTHER REVENUE:

Other revenue increased $0.1 million in the three months ended June 30, 2001 compared to the same period in 2000 due to increased revenue from the affiliated programs for data processing services.

COSTS AND EXPENSES

                                                                                  For the Three Months
                                                                                     Ended June 30,
                                                                        2001                         2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $       385             $        494
Depreciation and amortization                                                 171                      239
General and administrative                                                  1,339                    1,389
                                                                     -----------------------------------------
  Total costs and expenses                                            $     1,895             $      2,122

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, decreased $0.1 million (22%) during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The decrease in operations support expense was primarily due to a decrease in compensation and benefits expense resulting from staff reductions.

         DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense decreased $0.1 million (28%) for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The decrease resulted primarily from a decrease in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.1 million (4%) during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The reduction resulted from lower compensation costs due to staffing reductions partially offset by one-time severance costs.

OTHER INCOME AND EXPENSES

                                                                          For the Three Months
                                                                              Ended June 30,

                                                                2001                         2000
                                                             -----------------------------------------
                                                                     (in thousands of dollars)

Interest expense                                              $        (2)            $       (439)
Interest income                                                       140                      400
Other expenses, net                                                   (61)                      (2)

INTEREST EXPENSE:

Interest expense decreased $0.4 million (100%) during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000 due to the repayment of the Company's senior secured notes in 2000.

INTEREST INCOME:

Interest income decreased $0.3 million (65%) during the quarter ended June 30, 2001, compared to the same quarter of 2000 due to lower average cash balances and lower interest rates during the quarter ended June 30, 2001 compared to the same quarter of 2000.

OTHER EXPENSES, NET:

Other expenses of $0.1 million in the second quarter of 2001 represented costs related to the settlement of litigation. A similar event did not occur in the second quarter of 2000.

PROVISION FOR (BENEFIT FROM) INCOME TAXES:

For the three months ended June 30, 2001, the provision for income tax was $0.2 million, representing an effective rate of 40%. For the three months ended June 30, 2000, the benefit from income taxes was $11,000, representing an effective rate of 39%.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

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

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations. Net income (loss) from discontinued operations for the quarter ended June 30, 2000 is as follows (in thousands of dollars):


                                                                          Trailer
                                                                          Leasing         AFG            Total
                                                                        -------------------------------------------
REVENUES
Operating lease income                                                  $    7,808    $       --      $    7,808
Management fees                                                                185            --             185
Partnership interests                                                          100            --             100
Loss on sale or disposition of assets, net                                      (8)           --              (8)
Other                                                                           30            --              30
                                                                                     ------------------------------
                                                                        -------------------------------------------
    Total revenues                                                           8,115            --           8,115
                                                                        -------------------------------------------

COSTS AND EXPENSES
Operations support                                                           3,180            46           3,226
Depreciation and amortization                                                2,529            --           2,529
General and administrative expenses                                            325                           325
                                                                        -------------------------------------------
    Total costs and expenses                                                 6,034            46           6,080
                                                                        -------------------------------------------

Operating income (loss)                                                      2,081           (46)          2,035
Interest expense, net                                                       (1,054)          (48)         (1,102)
                                                                        -------------------------------------------
  Income (loss) before income taxes                                          1,027           (94)            933
Provision for (benefit from) income taxes                                      390           (36)            354
                                                                        -------------------------------------------
Net income (loss) from discontinued operations                          $      637   $       (58)     $      579
                                                                        ===========================================


NET INCOME

As a result of the foregoing, for the three months ended June 30, 2001, net income was $0.3 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.03. For the same period of 2000, net income was $0.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.07.

Comparison of the Company's Operating Results for the Six Months Ended June 30, 2001 and 2000

The following analysis reviews the operating results of the Company:

REVENUES
                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                        2001                          2000
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Operating lease income                                                $       630             $        309
Management fees                                                             2,987                    3,549
Partnership interests and other fees                                          904                       24
Acquisition and lease negotiation fees                                        185                      153
Other                                                                         630                      535
                                                                     -----------------------------------------
  Total revenues                                                      $     5,336             $      4,570

The fluctuations in revenues for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                                  For the Six Months
                                                                                      Ended June 30,

                                                                        2001                           2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Lease income from assets held for sale                                $       347             $        122
Other                                                                         283                      187
                                                                     -----------------------------------------
  Total operating lease income                                        $       630             $        309

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income increased $0.3 million during six months ended June 30, 2001, compared to the six months ended June 30, 2000 due to the following:

          1) Lease income from assets held for sale increased $0.2 million during the six months ended June 30, 2001 compared to the same period of 2000. During the six months ended June 30, 2001, the Company owned $10.3 million in marine containers for 78 days during which the Company earned $0.3 million in operating lease income. During the six months ended June 30, 2000, the Company owned $14.0 million in marine containers for 17 days on which the Company earned $0.1 million in operating lease income.

          2) Lease income from other assets increased $0.1 million during the six months ended June 30, 2001 compared to the same period of 2000 due to an increase in the amount of other assets held for lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $3.0 million and $3.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in management fees resulted from a net decrease in managed equipment from the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $0.9 million and $24,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in net earnings from affiliated programs in 2001, compared to 2000, resulted from increased gains on disposition of equipment in the Growth Fund programs.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the six months ended June 30, 2001, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $8.0 million, compared to first six months of 2000 during which the Company purchased $5.0 million of transportation and other equipment for these programs. The Company has reached certain fee limitations in certain of its limited partnership programs per the partnership agreements. During the six months ended June 30, 2001 and 2000, the Company did not take acquisition and lease negotiation fees on $5.0 million and $2.2 million, respectively, of this equipment. Because of the Company's decision to halt syndication of equipment leasing programs with the close of Fund I in 1996, because Fund I has a no front-end fee structure, and because the Company has reached the maximum allowable fees that may be taken in some of the programs, acquisition and lease negotiation fees will continue at the current levels or be reduced in the future.

COSTS AND EXPENSES

                                                                                  For the Six Months
                                                                                      Ended June 30,

                                                                       2001                         2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $       639             $      1,080
Depreciation and amortization                                                 414                      396
General and administrative                                                  3,396                    2,589
                                                                     -----------------------------------------
  Total costs and expenses                                            $     4,449             $      4,065


OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, decreased $0.4 million (41%) for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The decrease in operations support expense was primarily due to a decrease in compensation and benefits expense resulting from staff reductions.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $18,000 (5%) for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted from an increase in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses increased $0.8 million (31%) during the six months ended June 30, 2001, compared to the six months ended June 30, 2000. A $0.3 million increase was due to compensation expense recorded relating to stock option expenses incurred in the first quarter of 2001. An additional increase of $0.3 million in 2001 was due to expenses incurred related to the sale of the Company (as discussed in Note 1 to the consolidated financial statements). There were no similar expenses in 2000.

OTHER INCOME AND EXPENSES

                                                                      For the Six Months
                                                                          Ended June 30,
                                                            2001                         2000
                                                         -----------------------------------------
                                                                  (in thousands of dollars)

Interest expense                                          $        (3)            $       (870)
Interest income                                                   235                      603
Other expenses, net                                               (61)                      (2)

INTEREST EXPENSE:

Interest expense decreased $0.9 million (100%) during the six months ended June 30, 2001, compared to the six months ended June 30, 2000, due to the Company's repayment of the senior secured notes in 2000.

INTEREST INCOME:

Interest income decreased $0.4 million (61%) during the six months ended June 30, 2001, compared to the same period of 2000 due to lower average cash balances and lower interest rates during the six months ended June 30, 2001 compared to the same period of 2000.

OTHER EXPENSES, NET:

Other expenses of $0.1 million in the first six months of 2001 represented costs related to the settlement of litigation. A similar event did not occur in the first six months of 2000.

PROVISION FOR INCOME TAXES:

For the six months ended June 30, 2001, the provision for income tax was $0.4 million, representing an effective rate of 40%. For the six months ended June 30, 2000, the provision for income taxes was $0.1 million, representing an effective rate of 38%.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

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

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations. Net income (loss) from discontinued operations for the six months ended June 30, 2000 are as follows (in thousands of dollars):

                                                                                           2000
                                                                          ----------------------------------------
                                                                             Trailer
                                                                             Leasing        AFG          Total
                                                                          ---------------------------------------


REVENUES
Operating lease income                                                    $    15,053  $   1,841    $   16,894
Finance lease income                                                               --      1,650         1,650
Management fees                                                                   358        100           458
Partnership interests                                                             164         --           164
Gain (loss) on disposition of assets, net                                         (21)        40            19
Other                                                                              33        445           478
                                                                          ---------------------------------------
  Total revenues                                                               15,587      4,076        19,663
                                                                          ---------------------------------------

COSTS AND EXPENSES
Operations support                                                              6,867        766         7,633
Depreciation and amortization                                                   4,894      1,505         6,399
General and administrative expenses                                               711         --           711
                                                                          ---------------------------------------
  Total costs and expenses                                                     12,472      2,271        14,743
                                                                          ---------------------------------------

Operating income                                                                3,115      1,805         4,920
Interest expense, net                                                          (2,143)    (1,655)       (3,798)
                                                                          ---------------------------------------
Net income from discontinued operations
  before income taxes                                                             972        150         1,122
Provision for income tax                                                          369         57           426
Net income previously accrued as a component
  of loss on a discontinued operation                                              --       (200)         (200)
                                                                          ---------------------------------------
Net income (loss) from discontinued operations                            $       603  $    (107)   $      496
                                                                          =======================================


During the first quarter of 2000, $0.6 million of after-tax loss on disposal of discontinued operations was recorded against the provision established at December 31, 1999 and is not included in the above table.



NET INCOME

As a result of the foregoing, for the six months ended June 30, 2001 and 2000, net income was $0.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.08.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and proceeds from the sale of equipment and business segments.

During the six months ended June 30, 2001, accounts receivable decreased $0.6 million. This decrease was primarily by the collection of lease receivables outstanding at December 31, 2000.

As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first six months of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value. As of June 30, 2001, the Company had no assets held for sale.

During the six months ended June 30, 2001, restricted cash decreased $2.5 million. The Company's agreement to be purchased by MILPI Acquisition Corp. required the Company to place $1.7 million into an escrow account as of December 31, 2000. Concurrent with the conclusion of the tender offer in February 2001, the $1.7 million in restricted cash held in an escrow account was released to the Company. Restricted cash as of December 31, 2000 also included $0.8 million related to the Company's obligations under the deferred compensation agreements. These deferred compensation obligations were paid during the first six months of 2001 and the cash held as restricted related to these agreements was released.

During the six months ended June 30, 2001, other assets decreased $1.0 million. A $0.6 million decrease was due to a decrease in net book value of other assets held for lease due to asset sales and depreciation being recorded on these assets. A decrease of $0.4 million was due to a reduction in prepaid insurance and prepaid rent.

During the six months ended June 30, 2001, accounts payable and accrued expenses decreased $10.0 million. $5.4 million of this decrease was the result of net federal and state income tax payments made in 2001. A $3.5 million decrease in accrued expenses was due to the payment of deferred compensation, profit sharing, and bonuses in 2001 that were accrued at December 31, 2000. Accounts payable decreased $0.8 million due to the timing of payments and the payment in 2001 of a litigation settlement that had been accrued at December 31, 2000

DEBT FINANCING:

WAREHOUSE CREDIT FACILITY: In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit agreement. The Company, EGF VI, EGF VII, and Fund I, collectively may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. The Company guarantees all borrowings. As of June 30, 2001 and August 8, 2001 there were no borrowings outstanding under this facility by any of the borrowers. .

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


                            PLM INTERNATIONAL, INC.



                            /s/ Stephen M. Bess
                            ---------------------------------------------------
                            Stephen M. Bess
                            Chief Executive Officer and
                            Current Chief Accounting Officer




Date: August 8, 2001