Form 10-Q
period 2001-09-30
PLM INTERNATIONAL INC
filed 2001-11-08
CIK 814677

`
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     ---------------------------------------------------------------------
                                    FORM 10-Q





[x] Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly the fiscal quarter ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                          Commission file number 1-9670
     ----------------------------------------------------------------------

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



        Registrant's telephone number, including area code (415) 445-3201
    -----------------------------------------------------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock - $.01 par value; outstanding as of November 8, 2001 - 7,554,510 shares.

                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars, except per share amounts)
                                   (unaudited)

                                                                        For the Three Months                For the Nine  Months
                                                                        Ended September 30,                 Ended September 30,
                                                                         2001          2000                2001              2000
                                                                     -------------------------------------------------------------

REVENUES
Operating lease income                                                 $      65       $     792         $     695       $   1,101
Management fees                                                            1,375           1,656             4,362           5,205
Partnership interests and other fees                                         (57)          1,500               847           1,688
Acquisition and lease negotiation fees                                     1,847             385             2,032             538
Other                                                                        204             130               834             665
                                                                      ------------------------------------------------------------
  Total revenues                                                           3,434           4,463             8,770           9,197
                                                                      ------------------------------------------------------------

Costs and expenses
Operations support                                                           453             679             1,092           1,850
Depreciation and amortization                                                105             247               519             643
General and administrative                                                   658           1,967             4,054           4,391
                                                                      ------------------------------------------------------------
  Total costs and expenses                                                 1,216           2,893             5,665           6,884
                                                                      ------------------------------------------------------------

OPERATING INCOME                                                           2,218           1,570             3,105           2,313

Interest expense                                                              (1)           (554 )              (4)         (1,424 )
Interest income                                                              101           266                 336             869
Other expense, net                                                            (1)           (175 )             (62)           (177)
                                                                       -----------------------------------------------------------
  Income from continuing operations before income taxes                    2,317           1,107             3,375           1,581

Provision for income taxes                                                   882             419             1,304             595
                                                                       -----------------------------------------------------------

  Income from continuing operations                                        1,435             688             2,071             986

Loss from discontinued operations, net of income tax                          --            (509)               --            (164)
Gain on disposition of discontinued operations, net of income tax             --           4,785                --           4,785
                                                                       -----------------------------------------------------------

     Net income to common shares                                       $   1,435       $   4,964         $   2,071       $   5,607
                                                                       ===========================================================

Basic earnings per weighted-average common share
  outstanding
      Income from continuing operations                                $    0.19       $    0.09         $    0.27       $    0.13
      Loss from discontinued operations                                       --           (0.06)               --           (0.02)
      Gain on disposition of discontinued operations                          --            0.64                --            0.63
                                                                       -----------------------------------------------------------
                                                                       $   $0.19       $    0.67         $    0.27       $    0.74
                                                                       ===========================================================

Diluted earnings per weighted-average common share
  outstanding
      Income from continuing operations                                $    0.19       $    0.09         $    0.27       $    0.13
      Loss from discontinued operations                                       --           (0.07)               --           (0.02)
      Gain on disposition of discontinued operations                          --            0.64                --            0.63
                                                                       -----------------------------------------------------------
                                                                       $    0.19       $    0.66         $    0.27       $    0.74
                                                                       ===========================================================





               See accompanying notes to these unaudited condensed
                       consolidated financial statements.

                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except share amounts)
                                   (unaudited)


                                     ASSETS

                                                                                             September 30,         December 31,
                                                                                                  2001                 2000
                                                                                           ---------------------------------------

Cash and cash equivalents                                                                   $    12,949      $            5,874
Receivables (net of allowance for doubtful accounts of $0.1 million as of
  September 30, 2001 and December 31, 2000)                                                         129                   1,045
Receivables from affiliates                                                                         914                   1,207
Equity interest in affiliates                                                                    15,169                  15,753
Assets held for sale                                                                                 --                  10,250
Restricted cash and cash equivalents                                                                 --                   2,530
Other assets, net                                                                                 2,764                   3,748
                                                                                            -------------------------------------
    Total assets                                                                            $    31,925      $           40,407
                                                                                            =====================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Payables and other liabilities                                                              $     6,112      $          15,909
Deferred income taxes                                                                             8,733                  8,885
                                                                                            -------------------------------------
  Total liabilities                                                                              14,845                 24,794

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value, 10.0 million shares
  authorized, none outstanding as of September 30, 2001 and December 31, 2000)                       --                     --
Common stock ($0.01 par value, 50.0 million shares authorized,
  12,035,755 issued and 7,554,510 outstanding as of September
  30, 2001 and December 31, 2000)                                                                   112                    112
Paid-in capital, in excess of par                                                                36,943                 37,547
Treasury stock (4,481,245 shares as of September 30, 2001 and
  December 31, 2000)                                                                            (19,875)               (19,875)
Accumulated deficit                                                                                (100)                (2,171)
                                                                                            -------------------------------------
  Total shareholders' equity                                                                     17,080                 15,613
                                                                                            -------------------------------------
    Total liabilities and shareholders' equity                                              $    31,925      $          40,407
                                                                                            =====================================














               See accompanying notes to these unaudited condensed
                       consolidated financial statements.



                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For
                  the Year Ended December 31, 2000 and the Nine
                         Months Ended September 30, 2001
                            (in thousands of dollars)
                                   (unaudited)



                                                                                      Accumulated
                                                    Common Stock                     Deficit And
                                     --------------------------------------------
                                                     Paid-in                          Accumulated
                                                   Capital, in                           Other                Total
                                             At       Excess             Treasury    Comprehensive        Shareholders'
                                            Par       of Par              Stock          Income              Equity
                                     ------------------------------------------------------------------------------------

      Balances, December 31, 1999           $  112   $     75,059        $  (18,324)    $   (7,434)   $     49,413
    Comprehensive income:
      Net income                                                                             5,263           5,263
    Exercise of stock options                                (289)            1,037                            748
    Common stock purchases                                                   (2,588)                        (2,588)
    Liquidating distribution                              (37,223)                                         (37,223)
                                           ------------------------------------------------------------------------------
      Balances, December 31, 2000              112         37,547           (19,875)        (2,171 )        15,613

    Comprehensive income:
      Net income                                                                             2,071           2,071
    Compensation expense related to                           315                                              315
    variable stock option plans
    Redemption of stock options                              (919)                                            (919)
                                           ------------------------------------------------------------------------------
      Balances, September 30, 2001          $  112   $     36,943        $  (19,875)    $     (100)   $     17,080
                                           ==============================================================================



















        See accompanying notes to these unaudited condensed consolidated financial statements.




                    PLM INTERNATIONAL, INC. AND SUBSIDIAIRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                               2001                2000
                                                                                            --------------------------------
OPERATING ACTIVITIES
Income from continuing operations                                                           $     2,071           $       986
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                   519                   643
    Compensation expense related to variable stock options                                          315
    Deferred income tax                                                                            (152)               (3,441)
    Gain on disposition of discontinued operations, net of income tax                                --                (4,785)
    Loss on disposition of assets, net                                                              104                    --
    Equity income from managed programs                                                          (1,304)               (2,166)
    (Decrease) increase in payables and other liabilities                                        (9,797)               16,679
    Decrease in receivables and receivables from affiliates                                       1,209                 2,619
    Amortization of goodwill related to the managed programs                                        456                   672
    Decrease in other assets                                                                        174                 2,230
                                                                                            -----------------------------------
       Cash (used in) provided by operating activities of continuing operations                  (6,405)               13,437
       Cash provided by operating activities of discontinued operations                              --                14,427
                                                                                            -----------------------------------
                                                                                            -----------------------------------
      Net cash (used in) provided by operating activities                                        (6,405)               27,864
                                                                                            -----------------------------------

INVESTING ACTIVITIES
Cash distribution from managed programs                                                           1,432                 2,104
Loans made to affiliates                                                                         (5,500)                   --
Repayment of loans made to affiliates                                                             5,500                    --
Principal payments received on finance leases                                                        --                   279
Purchase of property, plant, and equipment                                                          (71)                   --
Purchase of equipment held for sale                                                                  --               (14,000)
Proceeds from sale of subsidiary, net of transaction costs                                           --                98,117
Proceeds from sale of equipment for lease                                                           258                    --
Proceeds from assets held for sale                                                               10,250                14,000
Decrease (increase) in restricted cash and restricted cash equivalents                            2,530                (1,191)
Cash provided by investing activities of discontinued operations                                     --                 6,813
                                                                                        ---------------------------------------
      Net cash provided by investing activities                                                  14,399               106,122
                                                                                        ---------------------------------------

FINANCING ACTIVITIES
Borrowings of short-term warehouse credit facility                                                   --                10,200
Repayment of short-term warehouse credit facility                                                    --               (10,200)
Repayment of senior secured notes                                                                    --                (5,640)
Proceeds from exercise of stock options                                                              --                    30
Redemption of stock options                                                                        (919)                   --
Purchase of stock                                                                                    --                (2,588)
Cash used in financing activities of discontinued operations                                         --               (59,521)
                                                                                            -----------------------------------
      Net cash used in financing activities                                                        (919)              (67,719)
                                                                                            -----------------------------------

Net increase in cash and cash equivalents                                                         7,075                66,267
Cash and cash equivalents at beginning of period                                                  5,874                 2,089
                                                                                            -----------------------------------
Cash and cash equivalents at end of period                                                  $    12,949           $    68,356
                                                                                            ===================================

SUPPLEMENTAL INFORMATION
Net cash paid for interest from continuing operations                                       $         4           $     1,456
                                                                                            ===================================
Net cash paid for interest from discontinued operations                                     $        --           $     4,879
                                                                                            ===================================
                                                                                            ===================================
Net cash paid for income taxes                                                              $     6,245           $       351
                                                                                            ===================================

               See accompanying notes to these unaudited condensed
                       consolidated financial statements.


                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly PLM International, Inc. and its wholly-owned subsidiaries (the Company's or PLMI) financial position as of September 30, 2001 and December 31, 2000, statements of income for the three and nine months ended September 30, 2001 and 2000, statements of changes in shareholders' equity and comprehensive income for the year ended December 31, 2000 and the nine months ended September 30, 2001, and statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the accompanying unaudited condensed consolidated financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, on file with the Securities and Exchange Commission.

On December 22, 2000, the Company announced that it had signed an agreement and plan of merger with MILPI Acquisition Corporation (MILPI). In December 2000, MILPI tendered for all the outstanding common stock of the Company for $3.46 per share. In February 2001, PLMI announced that MILPI had completed its cash tender offer for the outstanding common stock of PLMI. MILPI acquired 83% of the common shares outstanding of PLMI through the tender. MILPI intends to complete its acquisition of PLMI by effecting a merger of PLMI into MILPI. In order to effectuate the merger, PLMI must hold a special meeting of its shareholders to approve the merger proposal. MILPI owns sufficient shares to assure approval of the merger proposal at the special meeting and has agreed to vote all of its shares in favor of the merger proposal. In February 2001, the Company filed a preliminary proxy statement for the special meeting. In connection with its review of the preliminary proxy materials, the Securities and Exchange Commission (SEC) has informed the four trusts that own MILPI that it believes the trusts may be unregistered investment companies within the meaning of the Investment Company Act of 1940. The managing trustee of the trusts is engaged in discussions with the staff at the SEC regarding this matter. If necessary, each of the trusts intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose or acquire. PLMI does not intend to schedule the special meeting of stockholders until the issues with the SEC are resolved. Upon completion of the merger, PLMI will no longer be publicly traded.

2. Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

3. Discontinued Operations

In October 1999, the Company agreed to sell AFG, its commercial and industrial equipment leasing subsidiary. On February 25, 2000, the shareholders of PLMI approved the transaction. The sale of AFG was completed on March 1, 2000 for total proceeds of $32.2 million. Taxes and transaction costs related to the sale were $3.9 million. Net proceeds to the Company from the sale of AFG were $28.3 million. In addition, AFG distributed to PLMI certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

On May 24, 2000, the Company signed an asset purchase agreement to sell the refrigerated and dry trailer assets and related liabilities. PLMI shareholders approved the transaction on August 25, 2000. For the sale of the Company's trailer assets, the Company received $69.2 million for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of the PLM

                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. Discontinued Operations (continued)

Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

Accordingly, both the Company's AFG and trailer leasing operations are accounted for as discontinued operations. The loss from discontinued operations and the gain on disposition of discontinued operations for the three and nine months ended September 30, 2000 are as follows (in thousands of dollars):

                                               For the three months ended             For the nine months ended
                                                   September 30, 2000                     September 30, 2000
                                           ------------------------------------ ------------------------------------
                                            Trailer                              Trailer
                                            Leasing       AFG        Total       Leasing       AFG        Total
                                           ----------------------------------   ------------------------------------

REVENUES                                   $   9,446  $       -- $     9,446    $  24,869   $   4,076 $    28,945
COSTS AND EXPENSES                            (9,265)         --      (9,265)     (21,811)     (2,271)    (24,082)
                                           ------------------------------------ ------------------------------------
Operating income                                 181          --         181        3,058       1,805       4,863
Interest expense, net                         (1,005)         --      (1,005)      (3,148)     (1,655)     (4,803)
Other expense                                     (4)         --          (4)          (4)         --          (4)
                                         ---------------------------------------------------------------------------
Income (loss) from discontinued
operations
  before income taxes                           (828)         --        (828)         (94)        150          56
Provision for (benefit from) income tax         (319)         --        (319)         (37)         57          20
Income previously accrued as a component
  of loss of a discontinued operation             --          --          --           --        (200)       (200)
                                           ------------------------------------ ------------------------------------
Loss from discontinued operations          $    (509) $       -- $      (509)   $     (57)  $    (107)$      (164)

Gain on disposition of discontinued
operations,
net of income tax                          $   4,785  $       -- $     4,785    $   4,785   $      -- $     4,785
                                           ==================================== ====================================

4. Assets Held For Sale

As of September 30, 2001, the Company had no assets held for sale. As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first nine months of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value.

5. Debt

In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF
VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit facility. The Company, EGF VI, EGF VII, and Fund I, collectively, may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. The Company guarantees all borrowings. As of September 30, 2001, there were no loans outstanding under this facility to any of the borrowers.

6. Shareholders' Equity

The total common shares outstanding were 7,554,510 as of September 30, 2001 and December 31, 2000.







                    PLM INTERNATIONAL, INC. AND SUBSIDIAIRIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6. Shareholders' Equity (continued)

Net income per basic weighted-average common share outstanding was computed by dividing net income to common shares by the weighted-average number of shares deemed outstanding during the period. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the three months ended September 30, 2001 and 2000 was 7,554,510 and 7,429,271 respectively. The weighted-average number of shares deemed outstanding for the basic earnings per share calculation during the nine months ended September 30, 2001 and 2000 was 7,554,510 and 7,592,002, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the three months ended September 30, 2001 and 2000 was 7,554,510 and 7,473,131, respectively. The weighted-average number of shares deemed outstanding, including potentially dilutive common shares, for the diluted earnings per weighted-average share calculation during the nine months ended September 30, 2001 and 2000 was 7,576,343 and 7,647,567 respectively.

Concurrent with the completion of the tender offer by MILPI (see Note 1 to the unaudited condensed consolidated financial statements) all stock options became 100% vested. The Company redeemed all of the 495,000 outstanding stock options in the first quarter of 2001 for $919,000. As of September 30, 2001 there were no stock options outstanding.

7. Legal Matters

PLM International, Inc. and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI) acts as the General Partner.

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

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement

                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7. Legal Matters (continued)

provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Partnerships between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

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

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has run. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

8. Operating Segments

In the first nine months of 2000, the Company operated in three operating segments: the management of investment programs and other equipment leasing, trailer leasing, and commercial and industrial equipment leasing and financing. The management of investment programs and other equipment leasing segment involves managing the Company's syndicated investment programs, from which it earns fees and equity interests, and arranging short-term to mid-term operating leases of other equipment. The Company sold its commercial and industrial equipment leasing subsidiary, AFG on March 1, 2000 and its trailer leasing operations on September 30, 2000. Accordingly, these segments are accounted for as discontinued operations. With the sale of AFG and the trailer leasing operations,

                    PLM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


8. Operating Segments (continued)

the Company operated in only one segment in the first nine months of 2001, which is the management of investment programs and other transportation equipment leasing. The Company evaluates the performance of each segment based on profit or loss from operations before allocating general and administrative expenses, certain operation support costs and income taxes.






















                      (this space intentionally left blank)

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

In accordance with certain limited partnerships' agreements, four limited partnerships have entered their liquidation phases and the Company has commenced an orderly liquidation of the partnerships' assets. Two of the limited partnerships, PLM Equipment Growth Fund III and PLM Equipment Growth Fund IV are expected to be liquidated by the end of 2002. Two of the limited partnerships, PLM Equipment Growth Fund and PLM Equipment Growth Fund II will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.

The Company will occasionally own transportation equipment prior to sale to affiliated programs. During this period, the Company earns lease revenue and may incur interest expense.

TRAILER LEASING

Prior to 2001, the Company operated 22 trailer rental facilities doing business as PLM Trailer Leasing that engaged in short-term and mid-term operating leases.

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLMI shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000. The Company received $69.2 million, net of transaction costs, for its 4,250 trailers and the purchaser assumed $49.2 million in debt and other liabilities, including the operation of most of PLM Trailer Leasing's trailer yards located throughout the United States. The Company paid $5.0 million of income tax related to the trailer sale in the first quarter of 2001.

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

In October 1999, the Company agreed to sell AFG. On February 25, 2000, the shareholders of PLMI approved the transaction. The sale of AFG was completed on March 1, 2000 for total proceeds of $32.2 million. Taxes and transaction costs related to the sale were $3.9 million. Net proceeds to the Company from the sale of AFG were $28.3 million. In addition, AFG distributed to PLMII certain assets with a net book value of $2.7 million and cash of $0.4 million immediately prior to the sale.

Accordingly, the Company's commercial and industrial leasing operations are accounted for as a discontinued operation.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following analysis reviews the operating results of the Company:

REVENUES

                                                                               For the Three Months
                                                                                Ended September 30,

                                                                       2001                          2000
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Operating lease income                                                $        65             $        792
Management fees                                                             1,375                    1,656
Partnership interests and other fees                                          (57)                   1,500
Acquisition and lease negotiation fees                                      1,847                      385
Other                                                                         204                      130
                                                                     -----------------------------------------
  Total revenues                                                      $     3,434             $      4,463

The fluctuations in revenues for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                                  For the Three Months
                                                                                   Ended September 30,

                                                                       2001                           2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Lease income from assets held for sale                                $        --             $        623
Other                                                                          65                      169
                                                                     -----------------------------------------
  Total operating lease income                                        $        65             $        792

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income decreased $0.7 million during the third quarter of 2001 compared to the same quarter of 2000.

A $0.6 million decrease in operating lease income in the three months ended September 30, 2001 related to assets held for sale. The Company held no assets for sale in the three months ended September 30, 2001. During the third quarter of 2000, the Company owned $14.0 million in marine containers that were sold during the quarter to affiliated programs at cost, which approximated their fair market value.

A $0.1 million decrease in operating lease income from other assets resulted from a reduction in other assets held for lease in the three months ended September 30, 2001 compared to the similar period in 2000.





MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $1.4 million and $1.7 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease in management fees resulted from a net decrease in managed equipment in the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The Company's net loss from the affiliated programs was $0.1 million for the quarter ended September 30, 2001 compared to income of $1.3 million for the three months ended September 30, 2000. The decrease of $1.4 million in net earnings from the affiliated entities in the third quarter of 2001 compared to the same quarter of 2000 is a result of lower gains from the disposition of equipment in certain of the EGF programs in the third quarter of 2001 compared to 2000. A decrease of $0.2 million in other fees was due to decreased sales commissions in the three months ended September 30, 2001, compared to the same period of 2000.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the quarter ended September 30, 2001, the Company did not purchase any transportation and other equipment for the EGF programs. Concurrent with the final settlement of the Koch and Romei matters in the third quarter of 2001 (see
Note 7 to the unaudited condensed consolidated financial statements), the Company recognized income of $1.8 million of acquisition and lease negotiation fees. These fees were earned on equipment purchased in prior periods for investment programs that had reached the maximum allowable fees that could be taken. With the settlement of these lawsuits, the amount of fees that could be earned from these investment programs was increased and the previously deferred fees were taken into income. During the quarter ended September 30, 2000, the Company, on behalf of the EGF programs, purchased transportation equipment for $7.0 million, and $0.4 million in acquisition and lease negotiation fees were earned on these purchases

COSTS AND EXPENSES

                                                                                  For the Three Months
                                                                                      Ended September 30,

                                                                       2001                         2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Operations support                                                    $       453             $        679
Depreciation and amortization                                                 105                      247
General and administrative                                                    658                    1,967
                                                                     -----------------------------------------
  Total costs and expenses                                            $     1,216             $      2,893

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, decreased $0.2 million (33%) during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The decrease in operations support expense was primarily due to a decrease in compensation and benefits expense resulting from staff reductions.





DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense decreased $0.1 million (57%) for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The decrease resulted primarily from a decrease in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $1.3 million (67%) during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The reduction resulted from lower compensation and benefits costs due to staffing reductions.

OTHER INCOME AND EXPENSES

                                                                               For the Three Months
                                                                                Ended September 30,
                                                                       2001                         2000
                                                                     -----------------------------------------
                                                                            (in thousands of dollars)

Interest expense                                                      $       (1)             $       (554)
Interest income                                                              101                       266
Other expenses, net                                                           (1)                     (175)

INTEREST EXPENSE:

Interest expense decreased $0.6 million (100%) during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 due to the repayment of the Company's senior secured notes in 2000.

INTEREST INCOME:

Interest income decreased $0.2 million (62%) during the quarter ended September 30, 2001, compared to the same quarter of 2000 due to lower average cash balances and lower interest rates on cash investments during the quarter ended September 30, 2001 compared to the same quarter of 2000.

OTHER EXPENSES, NET:

Other expenses of $0.2 million in the third quarter of 2000 primarily related to litigation costs. A similar event did not occur in the third quarter of 2001.

PROVISION FOR INCOME TAXES:

For the three months ended September 30, 2001, the provision for income tax was $0.9 million, representing an effective rate of 38%. For the three months ended September 30, 2000, the provision for income tax was $0.4 million, representing an effective rate of 38%.

LOSS FROM DISCONTINUED OPERATIONS

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLMI shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000.

Accordingly, the Company's trailer leasing operations are accounted for as a discontinued operation. The loss from discontinued operations and the gain on disposition of discontinued operations for the quarter ended September 30, 2000 is as follows (in thousands of dollars):


                                                                          Trailer
                                                                          Leasing
                                                                       --------------
REVENUES
Operating lease income                                                  $    9,259
Management fees                                                                192
Loss on disposition of assets, net                                             (18)
Other                                                                           13
                                                                       --------------
    Total revenues                                                           9,446
                                                                       --------------

COSTS AND EXPENSES
Operations support                                                           5,220
Depreciation and amortization                                                2,728
General and administrative expenses                                          1,317
                                                                       --------------
    Total costs and expenses                                                 9,265
                                                                       --------------

Operating income                                                               181
Interest expense, net                                                       (1,005)
Other expense                                                                   (4)
                                                                       --------------
  Loss before income taxes                                                    (828)
Benefit from income taxes                                                     (319)
                                                                       --------------
Loss from discontinued operations                                      $      (509)
                                                                       ==============

Gain on disposition of discontinued operations, net of income tax      $     4,785
                                                                       ==============


NET INCOME

As a result of the foregoing, for the three months ended September 30, 2001, net income was $1.4 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.19. For the same period of 2000, net income was $5.0 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.67 and $0.66, respectively.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following analysis reviews the operating results of the Company:

REVENUES

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                       2001                          2000
                                                                     -----------------------------------------
                                                                                (in thousands of dollars)

Operating lease income                                                $       695             $      1,101
Management fees                                                             4,362                    5,205
Partnership interests and other fees                                          847                    1,688
Acquisition and lease negotiation fees                                      2,032                      538
Other                                                                         834                      665
                                                                     -----------------------------------------
  Total revenues                                                      $     8,770             $      9,197








The fluctuations in revenues for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, are summarized and explained below.

OPERATING LEASE INCOME BY TYPE:

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                       2001                           2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)

Lease income from assets held for sale                                $       347             $        744
Other                                                                         348                      357
                                                                     -----------------------------------------
  Total operating lease income                                        $       695             $      1,101

Operating lease income includes revenues generated from assets held for operating leases and assets held for sale that are on lease. Operating lease income decreased $0.4 million during nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 due to the following:

          1) Lease income from assets held for sale decreased $0.4 million during the nine months ended September 30, 2001 compared to the same period of 2000. During the nine months ended September 30, 2001, the Company owned $10.3 million in marine containers on which the Company earned $0.3 million in operating lease income. During the nine months ended September 30, 2000, the Company owned $14.0 million in marine containers on which the Company earned $0.7 million in operating lease income.

          2) Lease income from other assets decreased $9,000 during the nine months ended September 30, 2001 compared to the same period of 2000 due to a decrease in the amount of other assets held for lease.

MANAGEMENT FEES:

Management fees are, for the most part, based on the gross revenues generated by equipment under management. Management fees were $4.4 million and $5.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in management fees resulted from a net decrease in managed equipment in the PLM Equipment Growth Fund programs and Professional Lease Management Income Fund I, LLC. With the termination of syndication activities in 1996, management fees from the older programs are decreasing and are expected to continue to decrease as the programs liquidate their equipment portfolios.

PARTNERSHIP INTERESTS AND OTHER FEES:

The Company records as revenues its equity interest in the earnings of the Company's affiliated programs. The net earnings from the affiliated programs were $0.8 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net earnings from affiliated programs in 2001, compared to 2000, resulted from reduced gains on disposition of equipment in the Growth Fund programs. A decrease of $0.2 million in other fees was due to decreased sales commissions in the nine months ended September 30, 2001, compared to the same period of 2000.

ACQUISITION AND LEASE NEGOTIATION FEES:

During the nine months ended September 30, 2001, the Company, on behalf of the EGF programs, purchased transportation and other equipment for $8.0 million, compared to first nine months of 2000 during which the Company purchased $5.0 million of transportation and other equipment for these programs. Concurrent with the final settlement of the Koch and Romei matters in the third quarter of 2001 (see Note 7 to the unaudited condensed consolidated financial statements), the Company recognized income of $1.8 million of acquisition and lease negotiation fees. These fees were earned on equipment purchased in prior periods for investment programs that had reached the maximum allowable fees that may be taken. With the settlement of these lawsuits, the amount of fees that could be earned from these investment programs was increased and the previously deferred fees were taken into income.

OTHER REVENUE:

Other revenue increased $0.2 million in the nine months ended September 30, 2001 compared to the similar period in 2000 primarily due in to an increase in data processing fees earned from the investment programs.

COSTS AND EXPENSES

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                       2001                         2000
                                                                     -----------------------------------------
                                                                               (in thousands of dollars)
Operations support                                                    $     1,092             $      1,850
Depreciation and amortization                                                 519                      643
General and administrative                                                  4,054                    4,391
                                                                     -----------------------------------------
  Total costs and expenses                                            $     5,665             $      6,884

OPERATIONS SUPPORT:

Operations support expense, including salary and office-related expenses for operational activities, decreased $0.8 million (41%) for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease in operations support expense was primarily due to a decrease in compensation and benefits expense resulting from staff reductions.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense decreased $0.1 million (19%) for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease resulted from a decrease in the volume of other assets held for operating lease.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased $0.3 million (8%) during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The reduction resulted from lower compensation costs due to staffing reductions. This decreases were offset by a $0.3 million expense related to the exercise of stock options in the nine months ended September 30, 2001 and $0.3 million in expenses related to the sale of the Company (as discussed in Note 1 to the unaudited condensed consolidated financial statements). There were no similar expenses in 2000.

OTHER INCOME AND EXPENSES

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                       2001                         2000
                                                                     -----------------------------------------
                                                                                  (in thousands of dollars)

Interest expense                                                      $        (4)            $     (1,424)
Interest income                                                               336                      869
Other expenses, net                                                           (62)                    (177)

INTEREST EXPENSE:

Interest expense decreased $1.4 million (100%) during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, due to the Company's repayment of the senior secured notes in 2000.

INTEREST INCOME:

Interest income decreased $0.5 million (61%) during the nine months ended September 30, 2001, compared to the same period of 2000 due to lower average cash balances and lower interest rates earned on cash investments during the nine months ended September 30, 2001 compared to the same period of 2000.

OTHER EXPENSES, NET:

Other expenses in the nine months ended September 30, 2001 and 2000 primarily related to litigation costs.

PROVISION FOR INCOME TAXES:

For the nine months ended September 30, 2001, the provision for income taxes was $1.3 million, representing an effective rate of 39%. For the nine months ended September 30, 2000, the provision for income taxes was $0.6 million, representing an effective rate of 38%.

LOSS FROM DISCONTINUED OPERATIONS

On May 24, 2000, the Company signed an asset purchase agreement to sell its refrigerated and dry trailer assets and related liabilities. PLMI shareholders approved the transaction on August 25, 2000. The sale was completed on September 30, 2000.

In October 1999, the Company agreed to sell its commercial and industrial equipment subsidiary, American Finance Group, Inc. On February 25, 2000, the shareholders of the Company approved the transaction. The sale was completed on March 1, 2000.

Accordingly, the Company's trailer leasing and commercial and industrial leasing operations are accounted for as discontinued operations. The loss from discontinued operations and the gain on disposition of discontinued operations for the nine months ended September 30, 2000 are as follows (in thousands of dollars):

                                                                                           2000
                                                                          ----------------------------------------
                                                                             Trailer
                                                                             Leasing        AFG          Total
                                                                          ---------------------------------------
REVENUES
Operating lease income                                                    $    24,312  $   1,841    $   26,153
Finance lease income                                                               --      1,650         1,650
Management fees                                                                   550        100           650
Gain (loss) on disposition of assets, net                                         (39)        40             1
Other                                                                              46        445           491
                                                                          ---------------------------------------
  Total revenues                                                               24,869      4,076        28,945
                                                                          ---------------------------------------

COSTS AND EXPENSES
Operations support                                                             11,996        766        12,762
Depreciation and amortization                                                   7,622      1,505         9,127
General and administrative expenses                                             2,193         --         2,193
                                                                          ---------------------------------------
  Total costs and expenses                                                     21,811      2,271        24,082
                                                                          ---------------------------------------

Operating income                                                                3,058      1,805         4,863
Interest expense, net                                                          (3,148)    (1,655)       (4,803)
Other expense                                                                      (4)        --            (4)
                                                                          ---------------------------------------
Income (loss) from discontinued operations
  Before income taxes                                                             (94)       150            56
Provision for (benefit from) income tax                                           (37)        57            20
Income previously accrued as a component
  Of loss on a discontinued operation                                              --       (200)         (200)
                                                                          ---------------------------------------
Loss from discontinued operations                                         $       (57) $    (107)   $     (164)
                                                                          =======================================

Gain on disposition of discontinued operations, net of income tax         $     4,785  $      --    $    4,785
                                                                          =======================================







NET INCOME

As a result of the foregoing, for the nine months ended September 30, 2001, net income was $2.1 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.27. For the same period of 2000, net income was $5.6 million, resulting in basic and diluted earnings per weighted-average common share outstanding of $0.74.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have historically been satisfied through cash flow from operations, borrowings, and proceeds from the sale of equipment and business segments.

During the nine months ended September 30, 2001, accounts receivable decreased $0.9 million. This decrease was primarily caused by the collection of lease receivables from assets held for sale outstanding at December 31, 2000.

During the nine months ended September 30, 2001, receivables from affiliates decreased $0.3 million resulting from lower management fees earned from the affiliated programs.

During the nine months ended September 30, 2001, equity interest in affiliates decreased $0.6 million due to the Company receiving $1.4 million in distributions from the affiliated programs during the period. The decrease caused by these distributions was partially offset by income earned from these programs of $0.8 million.

As of December 31, 2000, the Company had $10.3 million in marine containers that were reported as assets held for sale. During the first nine months of 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value. As of September 30, 2001, the Company had no assets held for sale.

During the nine months ended September 30, 2001, restricted cash decreased $2.5 million. The Company's agreement to be purchased by MILPI Acquisition Corp. required the Company to place $1.7 million into an escrow account as of December 31, 2000. Concurrent with the conclusion of the tender offer in February 2001, the $1.7 million in restricted cash held in an escrow account was released to the Company. Restricted cash as of December 31, 2000 also included $0.8 million related to the Company's obligations under the deferred compensation agreements. These deferred compensation obligations were paid during the first nine months of 2001 and the cash held as restricted related to these agreements was released.

During the nine months ended September 30, 2001, other assets decreased $1.0 million. A $0.7 million decrease was due to the decrease in net book value of other assets held for lease due to asset sales and depreciation being recorded on these assets. A decrease of $0.4 million was due to a reduction in prepaid insurance and prepaid rent. A decrease of $0.1 million was due to a decrease in the net book value of furniture and other equipment due to depreciation on these assets and asset disposals. These decreases were partially offset by an increase of $0.2 million in the book value of the cash surrender value of officer's life insurance policies primarily resulting from dividends on these policies.

During the nine months ended September 30, 2001, accounts payable and accrued expenses decreased $9.8 million. $4.7 million of this decrease was the result of a reduction in the current federal and state income tax payable due to tax payments made in 2001. A $3.6 million decrease in accrued compensation was due to the payment of deferred compensation, profit sharing, and bonuses in 2001 that were accrued at December 31, 2000. Accounts payable and other accrued liabilities decreased $1.4 million due to the payment of a litigation settlement that had been accrued at December 31, 2000 and the timing of payments.








DEBT FINANCING:

Warehouse Credit Facility: In April 2001, the Company entered into a joint $15.0 million credit facility on behalf of Acquisub LLC (ACQ), a wholly-owned subsidiary of the Company, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF VII), and Professional Lease Management Income Fund I (Fund I), each affiliated investment programs of the Company. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment as defined in the credit agreement. The Company, EGF VI, EGF VII, and Fund I, collectively may borrow up to $15.0 million under this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.00 %, at the borrower's option, and is set at the time of an advance of funds. The Company guarantees all borrowings. As of September 30, 2001 and November 8, 2001 there were no borrowings outstanding under this facility by any of the borrowers.

The Company is currently in discussions with the lenders of the warehouse credit facility to lower the amount available to be borrowed under the facility from $15.0 million to $10.0 million.


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.











                      This space intentionally left blank.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

See Note 7 to the unaudited condensed consolidated financial statements.


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

None.

(B) Reports on Form 8-K

Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Company's auditors and the dismissal of KPMG LLP.

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






Date: November 8, 2001